Form 10KSB
period 2005-12-31
SBT Bancorp, Inc.
filed 2006-03-31
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005

                                                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number: 000-51832
                             ---------

                                SBT Bancorp, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

           Connecticut                                          20-4346972
----------------------------------------                 -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   Incorporation or organization)                          Identification No.)

          760 Hopmeadow Street,
             P.O. Box 248,
             Simsbury, CT                                         06070
----------------------------------------                 -----------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code: (860) 408-5493
                                                --------------

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of each exchange
                Title of each class              On which registered
                -------------------             ---------------------
                       None                            None

Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                           Common Stock, no par value


     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. ___
     Note - checking the box above will not relieve any registrant required to file reports pursuant to Section13 or 15(d) of the Exchange Act from their obligations under those Sections.



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b02 of the Exchange Act). Yes    No  x
                                               ---    ---

     The issuer's revenues, which include interest income and other income, for its fiscal year ended December 31, 2005, were $10,730,595.

     As of February 14, 2006, 840,678 shares of Common Stock, no par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date, was approximately $28,583,052.

     Transitional small business disclosures format (check one):

                                   Yes  x No
                                ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the SBT Bancorp, Inc. definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 9, 2006 (the "Proxy Statement") to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-KSB, and portions of The Simsbury Bank & Trust Company, Inc. Annual Report to Shareholders for the fiscal year ended December 31, 2005 (the "Annual Report") are incorporated by reference into Part II of this Form 10-KSB.

     This Annual Report on Form 10-KSB is being filed by the registrant, SBT Bancorp, Inc., on behalf of The Simsbury Bank & Trust Company, Inc. (the "Bank"), as successor to the Bank pursuant to an Agreement and Plan of Reorganization dated February 15, 2006. The reorganization was effective as of March 2, 2006. On March 7, 2006, SBT Bancorp, Inc. filed a Current Report on Form 8-K12(g)(3) succeeding to the registration of the Bank pursuant to Rule 12g-3(a) under the Exchange Act.

                                      INDEX

                     THE SIMSBURY BANK & TRUST COMPANY, INC.

                                                                        Page No.
                                                                        --------

                                     PART I

Item 1.  Description of Business                                            3-9

Item 2.  Description of Property                                           9-10

Item 3.  Legal Proceedings                                                   10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities              10

Item 6.  Management's Discussion and Analysis or Plan of Operation           10

Item 7.  Financial Statements                                                10

Item 8.  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          10

Item 8A. Controls and Procedures                                             11

Item 8B. Other Information                                                   11

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange                     11

Item 10. Executive Compensation                                              12

Item 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                        12

Item 12. Certain Relationships and Related Transactions                      12

Item 13. Exhibits                                                         13-14

Item 14. Principal Accountant Fees and Services                              14

SIGNATURES                                                                   56

Exhibit Index                                                                57

ITEM 1. DESCRIPTION OF BUSINESS

General

     The Simsbury Bank & Trust Company, Inc. (the "Bank") was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System. The Bank's main office and corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in Avon, Canton and Granby, Connecticut. Simsbury has a population over 23,000. The aggregate population for the Bank's market area is 75,000 people and is comprised of approximately 29,000 households. The towns of Avon and Granby have had some of the most significant growth in the Farmington Valley of Connecticut over the last ten years. The Bank's customer base consists primarily of individual consumers and small businesses in the Farmington Valley. The Bank has over 19,000 deposit accounts.

     The Bank also has five ATMs; two are located at its main office including a drive-through ATM, and one at each branch office. The ATMs generate activity fees based upon utilization by other banks' customers.

     The Bank offers a full range of commercial banking services, including making commercial loans, term real estate loans, construction loans, SBA loans and various types of consumer loans; accepting checking, savings, and time deposits; NOW, Super NOW and money market deposit accounts; and providing travelers' checks, safe deposit and other customary non-deposit banking services. The Bank does not have a trust department. The Bank offers investment products to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and through its affiliation with the securities broker/dealer Infinex Financial Services.

     As of December 31, 2005, approximately 72% of the Bank's loans were secured by residential property located in Connecticut.

     The deposit growth experienced during the Bank's first ten years continued during 2005. Deposits increased by $8.0 million (4.3%) in 2005, compared to $11.1 million in growth during 2004. Total assets grew to almost $210 million, ending the year at $209.5 million, an increase of $7.3 million. The Bank's loan portfolio also grew, increasing by $4.6 million (3.2%) to end the year at $147.5 million. The Bank's loan-to-deposit ratio, an important determinant of net interest income remained steady at 77% at year-end 2005, substantially the same as year-end 2004.

     Net income of $1,673,677 ($2.00 per common share) for the year ending December 31, 2005 was a 6% decrease from the net income of $1,778,250 ($2.17 per common share) reported for the year ended December 31, 2004. This decrease was primarily due to the expenses incurred for the opening of the new branch in Canton.

     Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

     The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recessions) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Recent Developments

     On March 2, 2006 the Bank completed a reorganization into a holding company structure. As a result of the reorganization, the Bank became a wholly-owned subsidiary of SBT Bancorp, Inc. (the "Company") and the former shareholders of the Bank became shareholders of the Company. On March 7, 2006, the Company filed a Current Report on Form 8-K12(g)(3) succeeding to the registration of the Bank pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934. The common stock of the Company is currently quoted on the OTC Bulletin Board under the trading symbol "SBTB."

Market Area

     The towns of Simsbury, Granby and Avon, which comprise the Bank's primary market, are located in Northwestern Connecticut, west of the Connecticut River near the northern corner of Hartford. All three towns are situated near Interstate Routes 91 and 84. Bradley International Airport is within ten miles of Simsbury, Granby and Avon and provides a convenient alternative to road systems for passengers or cargo.

     The road network from each of the towns included in the Bank's secondary market of Barkhamsted, Canton, East Granby and New Hartford, leads through Simsbury, Granby or Avon. Residents of these communities, therefore, may travel near the Bank's offices and may find it convenient to bank there.

     Based on the most current information available, the Bank's primary and secondary markets have a median household income of $73,673. This level places the overall market approximately 36% above the median income of all Connecticut's households. Compared to the nation as a whole, the median income in the Bank's primary and secondary markets is approximately 75% greater than the median income for all U.S. households. By themselves, the towns of Simsbury and Avon had median household incomes of over $82,428, placing them 96% over the median income for the U.S. and almost 53% over the median income of all households in Connecticut.

     Educational attainment in the Bank's primary and secondary markets is similarly high. Fifty-seven percent of the residents aged twenty-five and over in the seven towns are college graduates. In Simsbury, Granby and Avon, this figure averages 63%.

Employees

     At December 31, 2005, the Bank employed a total of 59 people, 52 full-time employees and 7 part-time employees. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are satisfactory.

Competition

     The banking and financial services business in Connecticut generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank will seek to have those services provided by its correspondents.

     The Bank's primary and secondary markets have a number of banking institutions which offer a variety of financial products. The types of institutions range from large nationwide banks to various institutions of smaller size. Other than the Bank, no bank is headquartered in the Bank's primary market area. Simsbury is served by seven depository institutions with a total of seven offices. Of these institutions, there are three commercial banks, two savings banks and two credit unions. Avon is served by ten depository institutions with thirteen offices. Of these institutions, there are three commercial banks, five savings banks and two credit unions. Granby is served by five depository institutions with the same number of offices. Two of these institutions are commercial banks and three are savings banks. Canton is served by four depository institutions with five offices. Two of these institutions are commercial banks and two are savings banks. The total seven-town area of the Bank's primary and secondary markets is served by thirteen institutions.

     As of June 30, 2005, by deposit account market share, the top three banks in Simsbury are Bank of America (31%), Simsbury Bank & Trust Company (27%), and Webster Bank (20%). The top three banks in Avon are People's Bank (22%), Bank of America (21%), and Webster Bank (16%). In Granby, the top three banks are Bank of America (32%), Windsor Federal Savings And Loan Association (24%) and Simsbury Bank & Trust Company (24%). In Canton, the top three banks are Collinsville Savings Society (41%), Webster Bank (28%) and Bank of America (25%). In the Bank's primary market (Simsbury, Granby and Avon), the top 3 banks are Bank of America with 26% of the market, The Simsbury Bank & Trust Company with 17% and Webster Bank with 14%. In the total seven-town area of the Bank's primary and secondary markets, the top three banks are Bank of America with 26% of the market, Webster Bank with 15% and The Simsbury Bank & Trust Company with 13%.

     The present bank regulatory scheme is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There has been a significant regulatory change in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies may engage. Under the Gramm-Leach-Bliley Act enacted by Congress on November 12, 1999, banks and bank holding companies may now affiliate with insurance and securities companies. In part as a result of these changes, banks are now actively competing with other types of non-depository institutions, such as money market funds, brokerage firms, insurance companies and other financial service enterprises.

     Moreover, certain legislation and regulatory proposals that could affect the Bank and the banking industry in general are pending or may be introduced before the United States Congress, the Connecticut General Assembly and various governmental agencies. These proposals include measures that may further alter the structure, regulation and competitive relationship of financial institutions and that may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing regulation. It cannot be predicted whether or in what form any legislation or regulations will be enacted or the extent to which the business of the Bank will be affected thereby.

Supervision and Regulation

     Banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

     The Bank, as a Connecticut state-chartered bank, is subject to supervision, periodic examination and regulation by the Connecticut Commissioner of Banking (the "Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately, to terminate a bank's deposit insurance, which for a Connecticut state-chartered bank would result in a revocation of the bank's charter. The Commissioner has many of the same remedial powers.

     The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank is subject to a semiannual statutory assessment. (See "Premiums for Deposit Insurance.") Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Board of Governors of the Federal Reserve System.

     Various requirements and restrictions under the laws of the State of Connecticut and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital.

     Capital Standards

     The FDIC has adopted risk-based capital guidelines to which FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to the differences in risk profiles among banking organizations. Banks are required to maintain minimum levels of capital based upon their total assets and total "risk-weighted assets." For purposes of these requirements, capital is comprised of both Tier 1 and Tier 2 capital. Tier 1 capital consists primarily of common stock and retained earnings. Tier 2 capital consists primarily of loan loss reserves, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-based assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks. The greater the risk associated with an asset, the greater the amount of such asset that will be subject to capital requirements. Banks must satisfy the following three minimum capital standards: (1) Tier 1 capital in an amount equal to between 4% and 5% of total assets (the "leverage ratio"); (2) Tier 1 capital in an amount equal to 4% of risk-weighted assets; and (3) total Tier 1 and Tier 2 capital in an amount equal to 8% of risk- weighted assets.

     The  Federal  Deposit  Insurance   Corporation   Improvement  Act  of  1991
("FDICIA")  defines  specific  capital  categories  based upon an  institution's capital ratios. The capital categories, in declining order, are: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv)
significantly undercapitalized; and (v) critically undercapitalized. Under FDICIA and the FDIC's prompt corrective action rules, the FDIC may take any one or more of the following actions against an undercapitalized bank: restrict dividends and management fees, restrict asset growth and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is significantly undercapitalized, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks and restrict compensation to any senior executive officer. When a bank becomes critically undercapitalized, (i.e., the ratio of tangible equity to total assets is equal to or less than 2%), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains critically undercapitalized during the calendar quarter beginning 270 days after the date on which the bank became critically undercapitalized.

     To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4% and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8%. As of December 31, 2005 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions that Management believes have changed the Bank's category.

     The following table presents the amounts of regulatory capital and the capital ratios for the Bank compared to its minimum regulatory capital requirements as of December 31, 2005 and 2004.

                                     December 31, 2005                  December 31, 2004
                             ---------------------------------   -------------------------------
                                              Capital Minimum                   Capital Minimum
                                 Ratio          Requirement         Ratio         Requirement
                             ------------   ------------------   ----------   ------------------
Leverage ratio                   7.61%            4.00%             7.11%           4.00%
Tier 1 risk-based ratio         12.41%            4.00%            12.02%           4.00%
Total risk-based ratio          13.66%            8.00%            13.27%           8.00%

   Safety and Soundness Standards

     Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard set by the Federal Deposit Insurance Act, as amended. The final regulations establish deadlines for submission and review of such safety and soundness compliance plans.

     The federal banking agencies also have adopted final regulations for real estate lending prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

     Appraisals for "real estate-related financial transactions," generally transactions with a value of $250,000 or more, must be conducted, depending on the value of the transaction by either state certified or state licensed appraisers. State certified appraisers are required for: all transactions with a transaction value of $1,000,000 or more; nonresidential transactions valued at $250,000 or more; and transactions of $250,000 or more involving "complex" 1-4 family residential properties. An appraisal or real estate "evaluation" executed by a state licensed appraiser is required for all other federally related transactions. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

   Premiums for Deposit Insurance

     The FDIC has implemented a risk-based assessment system, under which an institution's deposit insurance premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund.

     Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The Bank is currently considered a "Well Capitalized Group A" institution and, therefore, is not subject to any quarterly FDIC Bank Insurance Fund ("BIF") or Savings Association Insurance Fund ("SAIF") assessments. This could change in the future based on the capitalization of the BIF and SAIF. The Bank is, however, subject to quarterly assessments by The Financing Corporation ("FICO") to service the interest on its bond obligations. The rate for this assessment is determined quarterly and is paid based on the Bank's average deposits for a given quarter. The Bank paid $24,348 in FICO assessments during 2005.

   Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") was enacted to ease restrictions on interstate banking. Effective September 25, 1995, Riegle-Neal allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other that such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for a minimum time period (not exceeding five years) specified by the statutory law of the host state. Riegle-Neal also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Riegle-Neal does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in Riegle-Neal.

   Community Reinvestment Act

     Under the Community Reinvestment Act, as amended, ("CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) amended the CRA to require public disclosure of an institution's CRA rating and require the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The Bank's latest CRA rating, received from the FDIC, was "satisfactory."

Executive Officers

     The following table shows the name, age, positions held with the Bank and principal occupations during the past five years of the Bank's executive officers.

NAME                                AGE   POSITIONS HELD / PRINCIPAL OCCUPATIONS                     YEAR OF HIRE

Martin J. Geitz                     49    President and Chief Executive Officer of the Bank              2004
  President and Chief                     since October 2004; Vice President of Massachusetts
  Executive Officer                       Mutual Life Insurance Company, 2003 to 2004; Chief
                                          Executive Officer and Chief Financial Officer of
                                          Cigna Bank & Trust Company, 2000 to
                                          2003; President of Fleet Development
                                          Ventures, LLC and Fleet Community
                                          Development Corp, 1997 to 2000.

Charles D. Forgie                   63    Executive Vice President and Chief Lending Officer of          1995
  Executive Vice President                the Bank since 1995.
  and Chief Lending Officer

Anthony F. Bisceglio, Ph.D.         58    Executive Vice President and CFO of the Bank since             1995
  Executive Vice President and              January 2005; Senior Vice President and Chief
  Chief Financial Officer                 Financial Officer of the Bank from 1995 through
                                          January, 2005.

Terry L. Boulton                    49    Senior Vice President and Chief Retail Banking                 2005
  Senior Vice President                   Officer of the Bank since January 2005; Vice
                                          President of Bank of America, formerly
                                          Fleet Bank, from 1988 through January,
                                          2005.

ITEM 2. DESCRIPTION OF PROPERTY

     The Bank's main office is located at 981 Hopmeadow Street, Simsbury, Connecticut. The Bank leases its main office pursuant to a lease with an initial term of ten years, expiring 2011, and which contains renewal options for a total of an additional ten years. The Bank also has the option to purchase the office during the fifth year of the lease. This lease also covers the lot at 989 Hopmeadow Street and the building at 987 Hopmeadow Street that is being used as additional administrative offices and is partially subleased to small local businesses.

     The Bank's Granby branch office is located at 11 Hartford Avenue, Granby, Connecticut. The Bank leases this office pursuant to a lease with an initial term of fifteen years, expiring in 2013, and which contains renewal options for a total of an additional ten years.

     The Bank's Avon branch office is located at 27 Dale Road, Avon, Connecticut. The Bank leases this office pursuant to a lease with an initial term of fifteen years, expiring in 2014, and which contains renewal options for a total of an additional ten years.

     The Bank's Canton Branch office is located at 250 Albany Turnpike, Canton, Connecticut. The Bank leases this office pursuant to a lease with an initial term of ten years, expiring in 2015, and which contains renewal options for a total of an additional fifteen years.

     The Bank's administrative offices are located at 760 Hopmeadow Street, Simsbury, Connecticut. The Bank leases this building pursuant to a lease with an initial term of 63 months commencing in February 2001, and which contains two renewal options of five years each.

     The Bank made $400,962 in total rental payments during 2005.

     The Bank's Investment Policy permits the Bank to invest in mortgage-backed securities. It is the policy of the Bank to invest in mortgage-backed securities that have no more risk than the underlying mortgages. The Investment Policy also permits the Bank to invest in Preferred Stock issued by Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC).


ITEM 3. LEGAL PROCEEDINGS

     The Bank is not a party to any pending legal proceeding, nor is its property the subject of any pending legal proceeding, other than routine litigation that is incidental to its business, and the Bank is not aware of any pending or threatened litigation that could have a material adverse effect upon its business, operating results, or financial condition. Moreover, the Bank is not a party to any administrative or judicial proceeding, including but not limited to proceedings arising under Section 8 of the Federal Deposit Insurance Act.

     To the best of our knowledge, no director, officer, affiliate or holder, of record or beneficially, of 5% or more of our securities is a party adverse to the Bank or has a material interest adverse to the Bank in any proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The information required by this Item 5 is incorporated into this Form 10-KSB by reference to the Bank's Annual Report under the caption "SHAREHOLDER DATA."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information required by this Item 6 is incorporated into this Form 10-KSB by reference to the Bank's Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 7. FINANCIAL STATEMENTS

     The information required by this Item 7 is incorporated into this Form 10-KSB by reference to the Bank's Annual Report under the captions "SELECTED FINANCIAL AND OTHER DATA" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal years ended December 31, 2005 and 2004, the Bank's principal independent accountant was not dismissed and did not resign or decline to stand for reelection.

ITEM 8A. CONTROLS AND PROCEDURES

     The Bank has initiatives in place to ensure compliance with the Sarbanes-Oxley Act of 2002 (the "Act"). The Bank has an Internal Compliance Committee that is responsible for the monitoring of and compliance with all federal regulations. This committee reports to the Audit and Compliance Committee of the Board of Directors.

Evaluation of Disclosure Control Procedures

     The Bank's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Bank's disclosure controls and procedures as of December 31, 2005 and have concluded that, as of that date, the Bank's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis. This conclusion is based on the above-referenced officers' evaluation of such controls and procedures.

Changes in Internal Controls

     There were no significant changes in the Bank's internal controls over financial reporting or in other factors that could significantly affect the Bank's controls during the fiscal year ended December 31, 2005.

ITEM 8B. OTHER INFORMATION

Not Applicable.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information required by this Item 9 is incorporated into this Form 10-KSB by reference to the Proxy Statement of SBT Bancorp, Inc. for the annual meeting of shareholders of the Company to be held on May 9, 2006 under the caption "ELECTION OF DIRECTORS."

Executive Officers

     The information required by this Item 9 is incorporated into this Form 10-KSB by reference to the Company's Proxy Statement under the caption "INFORMATION ABOUT OUR DIRECTORS." Additional information regarding the Bank's executive officers is included in Item 1 of part I of this Form 10-KSB.

Compliance with Section 16(a)

     The information required by this item 9 is incorporated into this Form 10-KSB by reference to the Company's Proxy Statement under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

Code of Ethics

     The Bank has adopted a Code of Ethics and Conflicts of Interest Policy applicable to directors, officers and employees. The text of the Bank's Code of Ethics and Conflicts of Interest Policy was filed previously as an exhibit to the Bank's Form 10-KSB for the fiscal year ended December 31, 2003. We will provide to any shareholder, without charge, upon written request, a copy of our Code of Ethics and Conflicts of Interest Policy. All such requests should be directed to The Simsbury Bank & Trust Company, Attention: Jane F. von Holzhausen, Secretary, 981 Hopmeadow Street, P.O. Box 248, Simsbury, Connecticut, 06070.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item 10 is incorporated into this Form 10-KSB by reference to the Company's Proxy Statement under the captions "EXECUTIVE COMPENSATION" and "EMPLOYMENT AGREEMENTS."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the securities authorized for issuance under equity compensation plans.

                                                                                       Number of securities
                                                                                      remaining available for
                                            Number of                                  future issuance under
                                           securities to                                equity compensation
                                          be issued upon          Weighted-average       plans (excluding
                                            exercise of           exercise price of     securities reflected
                                        outstanding options      outstanding options        in column (a))
                                                (a)                    (b)                       (c)
                                      -----------------------------------------------------------------------
Equity compensation plans
      approved by security
      holders                                 63,204                  $24.34                  25,303
Equity compensation plans not
      approved by security
      holders                                      0                       0                       0
                                      -----------------------------------------------------------------------
                 Total                        63,204                  $24.34                  25,303
                                      =======================================================================

     The remaining information required by this Item 11 is contained in the Company's Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and is hereby incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated into this form 10-KSB by reference to the Company's Proxy Statement under the caption "CERTAIN TRANSACTIONS."

ITEM 13. EXHIBITS

Exhibits.

     The following exhibits required by Item 601 are filed herewith or are incorporated by reference to the filings previously made by the Bank as noted below (the reference in parentheses at the end of an Exhibit indicates the number of the Exhibit as it was filed in the document referenced below):


Exhibit No.     Description
-----------     -----------
3(i)            Certificate of Incorporation (incorporated by reference to
                Exhibit (b)(1)(a) of the Bank's Form F-1 dated April 26, 1996)

3(ii) Bylaws (incorporated by reference to Exhibit (b)(1)(b) of the Bank's Form F-1 dated April 26, 1996 except for Section 3.2 as amended on January 19, 2000 and incorporated by reference to the Bank's Form 10-KSB dated March 30, 2000 and Section 3.4 as amended October 22, 2003)

4 Specimen Common Stock Certificate (incorporated by reference to Exhibit (b)(3) of the Bank's Form F-1 dated April 26, 1996)

10.1 Employment Agreement, dated as of September 1, 2004, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.13 of the Bank's 10-QSB dated November 12, 2004)

10.2 Employment Agreement, dated as of February 6, 2004, by and between the Bank and Charles D. Forgie and amended as of November 15, 2005 filed herewith

10.3 Employment Agreement, dated as of February 6, 2004, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.3 of the Bank's Form 10-KSB dated March 17, 2004)

10.4 Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Charles D. Forgie (incorporated by reference to Exhibit 10.5 of the Bank's 10-KSB dated March 17, 2004)

10.5 Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.6 of the Bank's 10-KSB dated March 17, 2004)

10.6 Change in Control Agreement, dated as of July 30, 1999, by and between the Bank and Charles D. Forgie (incorporated by reference to Exhibit 10.7 of the Bank's 10-KSB dated March 17,
                2004)

10.8 Change in Control Agreement, dated as of July 30, 1999, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.8 of the Bank's 10-KSB dated March 17,
                2004)

13 2005 Annual Report (except for those portions expressly incorporated by reference, the 2005 Annual Report is furnished for informational purposes and is not to be deemed filed as part of this Form 10-KSB)

14 Code of Ethics (incorporated by reference to Exhibit 14 of the Bank's 10-KSB dated March 17, 2004)

21 Subsidiaries (incorporated by reference to Exhibit 21 of the Bank's 10-KSB dated March 19, 2003)

31.1            Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief
                Executive Officer

31.2            Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief
                Financial Officer

32.1            Section 1350 Certification by Chief Executive Officer

32.2            Section 1350 Certification by Chief Financial Officer


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The  information  required by this Item 14 appears in the  Company's  Proxy
Statement  under  the  caption   "RATIFICATION  OF  APPOINTMENT  OF  INDEPENDENT
AUDITORS" and is incorporated by reference herein.

Selected Financial and Other Data
--------------------------------------------------------------------------------------------------
                                              At 12/31/05         At 12/31/04       At 12/31/03
                                            ----------------   ----------------- -----------------
Balance Sheet Data:
    Total assets                               $209,544,654       $202,154,436   $   188,407,171
    Loans, net                                  145,805,738        141,229,419       131,124,094
    Investment securities                        41,196,740         39,448,449        37,964,879
    Federal funds sold and other
        interest earning deposits                 6,833,970         10,010,972         8,871,466
    Deposits                                    191,115,680        183,132,283       172,076,021
    Stockholders' equity                         15,375,598         14,255,257        12,772,123



                                              For the Year       For the Year      For the Year
                                             Ended 12/31/05     Ended 12/31/04    Ended 12/31/03
                                            ----------------   ----------------- -----------------
Statement of Income Data:
    Total interest and dividend income         $  9,759,483       $  8,670,263   $     8,667,076
    Total interest expense                        2,126,399          1,662,982         1,988,070
    Net interest and dividend income              7,633,084          7,007,281         6,679,006
    Provision for loan losses                        30,000             25,000           180,000
    Net interest and dividend income after
        provision for loan losses                 7,603,084          6,982,281         6,499,006
    Gains on loans sold, net                         61,222             44,726            67,293
    Other noninterest income                        909,890            841,702           831,006
    Noninterest expense                           6,055,101          5,186,427         4,776,205
    Income tax expense                              845,418            904,032           898,466
    Net income                                    1,673,677          1,778,250         1,722,634

    Earnings per common share                  $       2.00       $       2.17   $          2.16
    Earnings per common share,
        assuming dilution                      $       1.96       $       2.10   $          2.10
Other Data:
    Net interest spread                                3.80%              3.66%             3.75%
    Net interest margin                                4.06%              3.85%             3.96%
    Return on average assets                           0.83%              0.92%             0.96%
    Return on average stockholders' equity            11.19%             13.17%            14.26%
    Average stockholders' equity to
        average assets                                 7.45%              6.99%             6.72%

Management's Discussion and Analysis of
Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

Forward Looking Statements

     When used in this Annual Report or any press release, public announcement or filing, the words "intends," "expects," "plans," "estimates," "projects,"
"believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Bank (defined below) has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2005. All statements, other than statements of historical facts, are forward-looking statements. The Bank cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In addition to those factors previously disclosed by the Bank and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.

     Please do not rely unduly on any forward-looking statement, as such statements speak only as of the date made and the Bank undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.


General

     This discussion is designed to assist you in better understanding the Bank's financial condition, results of operations, liquidity and capital resources and any significant changes and trends related thereto. This discussion should be read in conjunction with the financial statements of the Bank.

     The Simsbury Bank & Trust Company, Inc. (the "Bank") was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System. The Bank's main office and its corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in the towns of Granby, Avon and Canton, Connecticut. Simsbury has a population of more than 23,000. The aggregate population for the Bank's market area is 75,000, comprised of approximately 29,000 households. The Bank's customer base consists primarily of individual consumers and small businesses in the Farmington Valley of Connecticut. The Bank has in excess of 19,000 deposit accounts.

     The Bank offers a full range of banking services including commercial loans, term real estate loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and travelers' checks, safe deposit and other customary non-deposit banking services. As of December 31, 2005, approximately 72% of the Bank's loans were secured by residential property located in Connecticut. The Bank has two ATMs at its main office and one ATM at each of its branch locations. The ATMs generate activity fees based upon utilization by other banks' customers. The Bank does not have a trust department. The Bank offers investment products to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and through its affiliation with the securities broker/dealer Infinex Financial Services.

     The deposit growth experienced during the Bank's first ten years of operation continued during 2005. Deposits increased by $8.0 million (4.4%) in 2005, compared to $11.1 million growth during 2004. Total assets ended the year at $209.5 million, an increase of $7.3 million (3.6%) over $202.2 million at year-end 2004. The Bank's loan portfolio also grew, increasing by $4.6 million (3.2%) to end the year at $147.5 million. The Bank's loan-to-deposit ratio, an important determinant of net interest income, remained steady at 77% at year-end 2005, substantially the same as year-end 2004.

     Net income of $1,673,677 ($2.00 per common share) for the year ended December 31, 2005 was a 6% decrease from the net income of $1,778,250 ($2.17 per common share) reported for the year ended December 31, 2004, and a 3% decrease from the net income of $1,722,634 ($2.16 per common share) reported for the year ended December 31, 2003.


Results of Operations for the Years Ended December 31, 2005, 2004 and 2003.

Net Interest Income and Net Interest Margin

     The Bank's earnings depend largely upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, mainly interest paid on deposits. This difference is "net interest income." The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The Bank's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Bank's net interest margin is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Bank's loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the Bank's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.

     Net interest and dividend income, which totaled $7,633,084 in 2005, has increased in each year since the Bank began operations in March of 1995. The majority of this increase has been due to an increase in the volume of earning assets. Earning assets have grown from $30 million on December 31, 1995 to over $191 million at December 31, 2004 and to almost $194 million at December 31, 2005, a growth rate of 1.6% over the past year and a 36% growth rate over the last four years. The Bank's net interest spread and net interest margin increased to 3.80% and 4.06% during 2005 as compared to 3.66% and 3.85% during 2004. This was primarily due to the rising interest rate environment that was prevalent during the year.

     The following table presents the average amounts outstanding for the major categories of the Bank's interest-earning assets and interest-bearing liabilities and the average interest rates earned or paid thereon for the years ended December 31, 2005, 2004 and 2003.

                               NET INTEREST INCOME
                             (Dollars in thousands)

                                                                   For the Year Ended 12/31/05
                                                      ------------------------------------------------------
                                                                                  (1)
                                                         Average Balance        Interest           Yield
                                                     ------------------------------------------------------
Federal funds sold and overnight deposits                   $  5,267              $  169            3.21%

Investments  (1)                                              40,636               1,628            4.01

Mortgage loans                                                80,376               4,364            5.43
Commercial loans                                              32,893               2,108            6.41
Consumer loans                                                30,938               1,579            5.10
Term federal funds sold                                          542                  14            2.58
                                                            --------              ------
        Total loans                                          144,749               8,065            5.57
                                                            --------              ------
        Total interest-earning assets                       $190,652              $9,862            5.17%
                                                            ========              ======

NOW deposits                                                $ 26,721              $   27            0.10%
Savings deposits                                              73,994                 597            0.81
Time deposits                                                 51,684               1,427            2.76
                                                            --------              ------
        Total interest-bearing deposits                      152,399               2,051            1.35

Securities sold under agreements to
  repurchase                                                   2,007                  32            1.59
Federal Home Loan Bank advances                                1,201                  44            3.66
                                                            --------              ------
        Total interest-bearing liabilities                  $155,607              $2,127            1.37%
                                                            ========              ======

        Net interest income                                                       $7,735
                                                                                  ======
        Net interest spread                                                                         3.80%
                                                                                                    ====
        Net interest margin                                                                         4.06%
                                                                                                    ====

                                                                   For the Year Ended 12/31/04
                                                      ------------------------------------------------------
                                                                                 (1)
                                                        Average Balance        Interest           Yield
                                                      ------------------------------------------------------
Federal funds sold and overnight deposits                   $ 11,191              $  139            1.24%

Investments  (1)                                              39,603               1,478            3.73

Mortgage loans                                                83,349               4,619            5.54
Commercial loans                                              24,091               1,368            5.68
Consumer loans                                                25,560               1,161            4.54
Term federal funds sold                                          719                   8            1.11
                                                            --------              ------
        Total loans                                          133,719               7,156            5.35
                                                            --------              ------
        Total interest-earning assets                       $184,513              $8,773            4.75%
                                                            ========              ======

NOW deposits                                                $ 27,514              $   27            0.10%
Savings deposits                                              78,462                 635            0.81
Time deposits                                                 44,070                 963            2.19
                                                            --------              ------
        Total interest-bearing deposits                      150,046               1,625            1.08

Securities sold under agreements to
  repurchase                                                   2,889                  38            1.32
Federal Home Loan Bank advances                                    5                   -               -
                                                            --------              ------
        Total interest-bearing liabilities                  $152,940              $1,663            1.09%
                                                            ========              ======

        Net interest income                                                       $7,110
                                                                                  ======
        Net interest spread                                                                         3.66%
                                                                                                    ====
        Net interest margin                                                                         3.85%
                                                                                                    ====

                                            NET INTEREST INCOME
                                           (Dollars in thousands)

                                                                   For the Year Ended 12/31/03
                                                      ------------------------------------------------------
                                                                                  (1)
                                                         Average Balance        Interest           Yield
                                                      ------------------------------------------------------
Federal funds sold and overnight deposits                   $ 16,638              $  165            0.99%

Investments (1)                                               30,483               1,286            4.22

Mortgage loans                                                82,644               5,042            6.10
Commercial loans                                              20,044               1,185            5.91
Consumer loans                                                20,682               1,083            5.24
Term federal funds sold                                          958                  10            1.04
                                                            --------              ------
        Total loans                                          124,328               7,320            5.89
                                                            --------              ------
        Total interest-earning assets                       $171,449              $8,771            5.12%
                                                            ========              ======

NOW deposits                                                $ 24,979              $   46            0.18%
Savings deposits                                              72,146                 742            1.03
Time deposits                                                 43,981               1,146            2.61
                                                            --------              ------
        Total interest-bearing deposits                      141,106               1,934            1.37

Securities sold under agreements to
  repurchase                                                   3,599                  54            1.50
Federal Home Loan Bank advances                                    -                   -               -
                                                            --------              ------
Total interest-bearing liabilities                          $144,705              $1,988            1.37%
                                                            ========              ======

        Net interest income                                                       $6,783
                                                                                  ======
        Net interest spread                                                                         3.75%
                                                                                                    ====
        Net interest margin                                                                         3.96%
                                                                                                    ====

(1) On a fully taxable equivalent basis based on a tax rate of 38.95%. Interest income on investments includes a fully taxable equivalent adjustment of $103,000 in 2005, $103,000 in 2004 and $103,000 in 2003.


Provision for Loan Losses

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by the Bank's management ("Management") based on such factors as historical experience, the volume and type of lending conducted by the Bank, the amount of non-performing loans, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Bank's portfolio.

     Each month the Bank reviews the allowance for loan losses and makes additional provisions to the allowance, as needed. For the year ended December 31, 2005, the allowance was increased by $18,000, net of charge-offs and recoveries. The total allowance for loan losses at December 31, 2005 was $1,720,000 or 1.16% of outstanding loans. This compares with a total allowance for loan losses of $1,702,000 at year-end 2004, which represented 1.19% of outstanding loans. With the exclusion of loans to financial institutions (term federal funds sold), this ratio was 1.18% at year-end 2005 and 1.23% at year-end 2004. During 2005, the Bank charged-off four loans for a total of $12,500. The Bank recovered one loan for $94 during 2005. During 2004, the Bank charged-off six loans for a total of $14,000. The Bank recovered four loans for $21,000 during 2004. Management believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

     The following table sets forth the various components of the Bank's noninterest income and noninterest expense for the years ended December 31, 2005, 2004 and 2003.

                                                   NONINTEREST INCOME

                                    For Year                  For Year                  For Year
                                     Ended          % of       Ended           % of      Ended            % of
                                    12/31/05        Total     12/31/04        Total     12/31/03         Total
                                   -------------------------------------------------------------------------------
 Service charges on deposit        $ 313,746         32.3%   $ 331,374         37.4%    $ 310,536         34.6%
  accounts
 Safe deposit fees                    64,819          6.7       61,475          6.9        61,542          6.8
 Business manager income             127,157         13.1      118,768         13.4       113,158         12.6
 Gain on loans sold, net              61,222          6.3       44,726          5.0        67,293          7.5
 Other income                        404,168         41.6      330,085         37.3       345,770         38.5
                                   ----------- ------------ ------------ ------------ ------------- --------------
          Total                     $971,112        100.0%    $886,428        100.0%     $898,299        100.0%
                                   =========== ============ ============ ============ ============= ==============


                                                NONINTEREST EXPENSE

                                    For Year                  For Year                  For Year
                                     Ended          % of       Ended           % of      Ended            % of
                                    12/31/05        Total     12/31/04        Total     12/31/03         Total
                                   -------------------------------------------------------------------------------

 Salaries and employee benefits    $3,054,881         50.5%   $2,716,535       52.4%    $2,388,588      50.0%
 Occupancy expense                    753,452         12.4       682,675       13.1        653,284      13.7
 Equipment expense                    210,475          3.5       222,383        4.3        254,434       5.3
 Forms and supplies                   160,599          2.6       133,127        2.6        168,497       3.5
 Advertising and promotions           350,157          5.8       215,689        4.2        178,967       3.8
 Professional fees                    328,850          5.4       164,031        3.2        152,410       3.2
 Insurance                             78,753          1.3        74,591        1.4         77,491       1.6
 Loan expenses                         85,141          1.4       109,795        2.1        129,647       2.7
 Telephone and postage                138,458          2.3       118,787        2.3        164,278       3.4
 Other expenses                       894,335         14.8       748,814       14.4        608,609      12.8
                                   ----------- ------------ ------------ ------------ ------------- --------------
            Total                  $6,055,101        100.0%   $5,186,427      100.0%    $4,776,205     100.0%
                                   =========== ============ ============ ============ ============= ==============



     Noninterest income for the twelve months ended December 31, 2005 was $971,112, an increase of almost $85,000 from the twelve months ended December 31, 2004. The 2005 increase was due primarily to the increases in gains on loans sold and other income offset by a decrease in service charges collected on deposit accounts. The Bank continued to sell residential mortgage loans with thirty year maturities during 2005 resulting in gains of $61,222. The Bank sold loans resulting in gains of $44,726 during 2004. The decrease in service charges on deposit accounts was due to decreases in transaction volumes. The largest decrease was in other service charges for such transactions as wire transfers and foreign item collections. The Bank collected approximately $23,000 in these charges during 2005 compared to approximately $37,500 collected during 2004. At December 31, 2005, the Bank had over 19,000 deposit accounts, 1,900 or 11% more than the approximately 17,100 accounts at year-end 2003 and 2,300 or 14% more than the approximately 16,700 accounts at year-end 2003. The increase in other income during 2005 is primarily due to an increase in other fees received related to ATM and point of sales transactions and an increase in income from bank-owned life insurance. The Bank did not sell any investment securities during 2005 or 2004.

     Noninterest expense for the year ended December 31, 2005 was $6,055,101, an increase of $868,674 or 17%, over 2004. Noninterest expense for the year ended

December 31, 2004 was $5,186,427. This compares to an increase of 9% from 2003 to 2004 in noninterest expense. The largest increases occurred in salaries and benefits, occupancy expense, professional fees and advertising. The increases in 2005 were primarily related to a fourth full-service branch and the Bank's continued efforts to promote itself as the bank of choice in the Farmington
Valley of Connecticut. Other factors in this increase are expenses related to compliance with new regulatory requirements and the formation of a bank holding company. The Bank's operating expense ratios remain very favorable versus its peers.

     Salaries and employee benefits comprised 51% of total noninterest expense during 2005, as compared to 52% in 2004. Other major categories during 2005 included occupancy expense and equipment expense at approximately 12% and 4%, respectively, advertising and promotions at approximately 6%, and professional fees at approximately 5%. Other major categories in 2004 also included occupancy and equipment expenses at approximately 13% and 4%, respectively. The largest components of other expenses, totaling $894,335 in 2005 and $748,814 in 2004, consisted of correspondent banking charges and software costs.

Financial Condition at Years Ended December 31, 2005, 2004 and 2003

     The following table sets forth the average balances of each principal category of the Bank's assets, liabilities and capital accounts for the years ended December 31, 2005, 2004 and 2003.

                            Distribution of Assets, Liabilities and Stockholders' Equity
                                               (Dollars in thousands)

                                                For the Year Ended     For the Year Ended       For the Year Ended
                                                     12/31/05              12/31/04                 12/31/03
                                               ---------------------------------------------------------------------
                                                           Percent of              Percent of             Percent of
                                                 Average     Total       Average    Total      Average     Total
                                                 Balance    Assets       Balance    Assets      Balance    Assets
                                               ---------------------------------------------------------------------
Assets
Cash and due from banks                         $  6,195    3.1%        $  5,516     2.9%     $  4,993        2.8%
Investment securities                             40,636   20.2           39,603    20.5        30,483       17.0
Federal funds sold and overnight
  deposits                                         5,267    2.6           11,191     5.8        16,638        9.2
Loans, net                                       143,385   71.4          132,008    68.3       122,726       68.3
Premises and equipment                               570    0.3              508     0.2           572        0.3
Accrued interest and other assets                  4,872    2.4            4,479     2.3         4,249        2.4
                                                --------  -----         --------   -----      --------      -----
        Total assets                            $200,925  100.0%        $193,305   100.0%     $179,661      100.0%
                                                ========  =====         ========   =====      ========      =====

Liabilities and Stockholders' Equity
Deposits
Demand and NOW deposits                         $ 56,639   28.2%        $ 53,762    27.8%     $ 46,993       26.2%
Savings deposits                                  73,994   36.8           78,462    40.6        72,146       40.1
Time deposits                                     51,684   25.7           44,070    22.8        43,981       24.5
                                                --------  -----         --------   -----      --------      -----
Total deposits                                   182,317   90.7          176,294    91.2       163,120       90.8
Accrued interest and other liabilities             3,648    1.8            3,507     1.8         4,459        2.5
                                                --------  -----         --------   -----      --------      -----
        Total liabilities                        185,965   92.5          179,801    93.0       167,579       93.3
                                                --------  -----         --------   -----      --------      -----

Stockholders' equity:
  Common stock                                     8,397    4.2            8,197     4.3         7,877        4.4
  Retained earnings and other
   comprehensive income                            6,563    3.3            5,307     2.7         4,205        2.3
                                                --------  -----         --------   -----      --------      -----
        Total stockholders' equity                14,960    7.5           13,504     7.0        12,082        6.7
                                                --------  -----         --------   -----      --------      -----

        Total liabilities and
         stockholders'equity                    $200,925  100.0%        $193,305   100.0%     $179,661      100.0%
                                                ========  =====         ========   =====      ========      =====

Investment Portfolio

     In order to maintain a reserve of readily marketable assets to meet the Bank's liquidity and loan requirements, the Bank purchases United States Treasury securities and other investments. Sales of "federal funds" (short-term loans to other banks) are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.

     Securities may be pledged to meet security requirements imposed as a condition for receipt of deposits of public funds and repurchase agreements. At December 31, 2005, the Bank had fourteen securities with a book value totaling $5,704,711 pledged for such purposes.

     As of December 31, 2005, the Bank's investment portfolio consisted of U.S. government and agency securities and preferred stocks, mortgage-backed securities, corporate bonds, municipal securities, and money market mutual funds. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank. The Bank's current policy is to invest only in securities with average maturities of less than ten years.

     The following table summarizes the amounts and distribution of the Bank's investment securities held as of December 31, 2005, 2004, and 2003.

                              INVESTMENT PORTFOLIO
                             (Dollars in thousands)
                                                                          December 31, 2005
                                                  -----------------------------------------------------------------
                                                       Amortized Cost             Fair                Yield
                                                                                  Value
                                                  -----------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
-------------------------------------
U.S. Government and Agency securities
     Due within one year                                   $ 4,500              $ 4,431                2.65%
     Due after one to five years                            13,326               13,048                3.62
     Due after five to ten years                                 -                    -                   -
                                                           -------              -------
        Total U.S. Government and Agency securities         17,826               17,479                3.38
State and Municipal securities
     Due within one year                                     1,000                  998                2.80
     Due after one to five years                             1,937                1,950                4.14
     Due after five to ten years                             1,821                1,949                5.38
     Due after ten years                                       232                  250                5.60
                                                           -------              -------
        Total State and Municipal securities                 4,990                5,147                4.39
Corporate debt securities
     Due after one to five years                               475                  459                3.30
                                                           -------              -------
        Total Corporate debt securities                        475                  459                3.30
Mortgage-backed securities
     WARM* within one year                                   3,977                3,944                4.96
     WARM* after one to five years                          11,846               11,522                4.46
     WARM* after five to ten years                              26                   25                6.30
                                                           -------              -------
        Total Mortgage-backed securities                    15,849               15,491                4.59
Preferred stocks                                             2,000                1,655                2.84
                                                           -------              -------
        Total Available-for-sale securities                $41,140              $40,231                4.22%
                                                           =======              =======

* - Weighted-Average Remaining Maturity
                                                                          December 31, 2004
                                                  -----------------------------------------------------------------
                                                         Amortized                Fair                Yield
                                                            Cost                  Value
                                                  -----------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
--------------------------------------
U.S. Government and Agency securities
     Due within one year                                   $ 2,300            $   2,308                4.00%
     Due after one to five years                            12,495               12,379                3.00
                                                           -------              -------
        Total U.S. Government and Agency securities         14,795               14,687                3.15
State and Municipal securities
     Due after one to five years                             2,278                2,369                4.28
     Due after five to ten years                             1,820                2,013                5.38
     Due after ten years                                       232                  253                5.60
                                                           -------              -------
        Total State and Municipal securities                 4,330                4,635                4.81
Corporate debt securities
     Due within one year                                       500                  500                3.85
     Due after one to five years                               475                  467                3.30
                                                           -------              -------
        Total Corporate debt securities                        975                  967                3.58
Mortgage-backed securities
     WARM* within one year                                   1,605                1,642                5.99
     WARM* after one to five years                          15,063               14,989                4.50
     WARM* after five to ten years                              41                   40                6.30
                                                           -------              -------
        Total Mortgage-backed securities                    16,709               16,671                4.65
Preferred stocks                                             2,000                1,523                1.53
                                                           -------              -------
Total Available-for-sale securities                        $38,809              $38,483                3.91%
                                                           =======              =======

                                                 INVESTMENT PORTFOLIO
                                                (Dollars in thousands)

                                                                          December 31, 2003
                                                  -----------------------------------------------------------------
                                                         Amortized                Fair                Yield
                                                            Cost                  Value
                                                  -----------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
--------------------------------------
U.S. Government and Agency securities
     Due within one year                                   $ 1,405              $ 1,447                7.05%
     Due after one to five years                            16,548               16,574                3.12
     Due after five to ten years                               507                  508                6.00
                                                           -------              -------
        Total U.S. Government and Agency securities         18,460               18,529                3.50
State and Municipal securities
     Due within one year                                         -                    -                   -
     Due after one to five years                               835                  906                5.10
     Due after five to ten years                             2,840                3,115                4.79
     Due after ten years                                       233                  255                5.60
                                                           -------              -------
        Total State and Municipal securities                 3,908                4,276                4.90
Corporate debt securities
     Due within one year                                       498                  505                5.88
     Due after one to five years                               500                  503                3.85
                                                           -------              -------
        Total Corporate debt securities                        998                1,008                4.86
Mortgage-backed securities
     WARM* within one year                                   1,312                1,384                7.16
     WARM* after one to five years                           9,062                9,027                4.39
     WARM* after five to ten years                           1,044                1,009                6.30
                                                           -------              -------
        Total Mortgage-backed securities                    11,418               11,420                4.69
Preferred stocks                                             2,000                1,767                1.99
                                                           -------              -------
        Total Available-for-sale securities                $36,784              $37,000                3.97%
                                                           =======              =======

* - Weighted-Average Remaining Maturity

Loan Portfolio

     General The following table presents the Bank's loan portfolio as of December 31, 2005, 2004 and 2003.

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                              December 31, 2005         December 31, 2004       December 31, 2003
                                            ------------------------------------------------------------------------
                                                         % Total                  % Total                  % Total
                                              Balance     Loans         Balance    Loans        Balance      Loans
                                            ------------------------------------------------------------------------

Commercial, financial and agricultural *     $ 11,386       7.7%        $ 14,089    9.9%      $ 12,506       9.4%
Real estate - construction and land
 development                                    9,037       6.1            6,954    4.9          3,466       2.6
Real estate - residential                      96,459      65.5           97,646   68.4         94,375      71.2
Real estate - commercial                       16,101      10.9           11,197    7.8         11,417       8.6
Municipal                                         987       0.7            1,015    0.7            906       0.7
Consumer                                       13,381       9.1           11,850    8.3          9,991       7.5
                                             --------      ----         --------   ----       --------      ----
Total loans                                   147,351      100.0%        142,751  100.0%       132,661     100.0%
                                                           =====                  =====                    =====

Allowance for loan losses                      (1,720)                    (1,702)               (1,670)
Deferred costs, net                               175                        180                   133
                                             --------                   --------              --------
Net Loans                                    $145,806                   $141,229              $131,124
                                             ========                   ========              ========

* - Includes Term federal funds sold  $2,000,000  at  12/31/2005,  $4,000,000 at
12/31/2004 and $4,000,000 at 12/31/2003.


     The Bank's commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and "term loans" which are loans with maturities normally ranging from one to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

     The Bank's construction loans are primarily interim loans made to finance the construction of commercial and single family residential property. These loans are typically short-term. The Bank generally pre-qualifies construction loan borrowers for permanent "take-out" financing as a condition to making the construction loan. The Bank occasionally will make loans for speculative housing construction or for acquisition and development of raw land.

     The Bank's other real estate loans consist primarily of loans made based on the borrower's cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. It is the Bank's policy to restrict real estate loans without credit enhancement to no more than 80% of the lower of the appraised value or the purchase price of the property depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on such loans typically range from five to twenty years. However, Small Business Administration ("SBA") and certain other real estate loans easily sold in the secondary market are made for longer maturities. The Bank has been designated an approved SBA lender. The Bank's SBA loans are categorized as commercial or real estate - commercial depending on the underlying collateral. Also, the Bank has been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

     The Bank has entered into an agreement with Resource Mortgage Solutions, a division of NetBank ("RMS") to sell mortgage loans originated by the Bank to RMS. During the year ended December 31, 2005, the Bank sold twenty-five loans with total principal balances of $6,495,650 to RMS resulting in total net gains of approximately $61,200 for the Bank. During the year ended December 31, 2004, the Bank sold twenty-four loans with total principal balances of $4,692,460 to RMS resulting in total net gains of approximately $44,700 for the Bank.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased.

     With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any one borrowing entity up to 15% of the Bank's capital and reserves. An additional 10% is allowable if the credit is fully secured by qualified collateral. The Bank sells participations in its loans when necessary to stay within lending limits. As of December 31, 2005, these lending limits for the Bank were $2,564,270 and $4,273,783, respectively.

     Loan Concentrations The Bank does not have any significant concentrations in its loan portfolio by industry or group of industries. As of December 31, 2005, approximately 72% of the Bank's loans were secured by residential property located in Connecticut. As of December 31, 2004, 74% of the Bank's loans were secured by such property.

     Loan Portfolio Maturities and Interest Rate Sensitivity The following table summarizes the maturities and interest rate sensitivity of the Bank's loan portfolio.

                    MATURITIES AND RATE SENSITIVITY OF LOANS
                             As of December 31, 2005
                                 (In thousands)

                                                            Over One
                                                           but less
                                             One Year        than               Over
                                             Or Less       Five Years        Five Years       Total
                                            ----------    -------------     ------------    -----------
Commercial, financial and agricultural        $ 6,613           $4,773                -        $11,386
Real Estate - construction and land             9,037                -                -          9,037
development
Real Estate - residential                      21,818           16,368         $ 58,273         96,459
Real Estate - commercial                       15,414              458              229         16,101
Municipal                                          61              926                -            987
Consumer                                        5,155            8,226                          13,381
                                            ----------    -------------     ------------    -----------
              Total loans                    $ 58,098         $ 30,751         $ 58,502       $147,351
                                            ==========    =============     ============    ===========

Loans with fixed interest rates                $8,169         $ 28,998         $ 47,673        $84,840

Loans with variable interest rates             49,929            1,753           10,829         62,511
                                            ----------    -------------     ------------    -----------
            Total loans                      $ 58,098         $ 30,751         $ 58,502       $147,351
                                            ==========    =============     ============    ===========

     The following table sets forth at December 31, 2005, 2004 and 2003 the Bank's loan commitments, standby letters of credit and unadvanced portions of loans.


                 LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
                                 (In thousands)

                                                12/31/05    12/31/04    12/31/03
                                                --------    --------    --------

      Commitments to originate loans             $ 1,545     $ 4,566     $ 2,023
      Standby letters of credit                      358           -           -
      Unadvanced portion of loans
         Commercial real estate                    5,270       4,432       2,398
         Commercial lines of credit                6,654       4,655       4,395
         Residential real estate                       -         266         899
         Consumer                                    877         773         784
         Home equity lines of credit              20,116      15,711      14,165
                                                --------    --------    --------
         Total                                  $ 34,820    $ 30,403    $ 24,664
                                                ========    ========    ========


     Non-Performing Assets Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had one nonaccrual loan with a balance of approximately $32,500 as of December 31, 2005. The Bank had no nonaccrual loans as of December 31, 2004. The Bank had two nonaccrual loans with balances of approximately $10,000 as of December 31, 2003. The Bank had no loans more than 90 days past due and still accruing interest as of December 31, 2005, 2004 or 2003.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset, at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of December 31, 2005, 2004 and 2003, there was no OREO held by the Bank.

     The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and ultimately, the credit worthiness of the borrower. In order to minimize this credit risk, the Bank requires that most loans be approved by at least two officers, one of whom must be an executive officer. Commercial loans greater than $100,000 as well as other loans in certain circumstances must be approved by the Board of Directors' Loan Committee.

     The Bank also maintains a program of annual review of certain new and renewed loans by an outside loan review consultant. Loans are graded from "pass" to "loss", depending on credit quality, with "pass" representing loans that are fully satisfactory as additions to the Bank's portfolio. These are loans which involve a degree of risk that is not unwarranted given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment. Classified loans identified in the review process are added to the Bank's Internal Watchlist and an additional allowance for loan losses is established for such loans if appropriate. Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking at which time a further review of the loan portfolio is conducted.

     There were eighteen classified loans with a combined outstanding balance of $2,711,270 as of December 31, 2005 and fifteen classified loans with a combined outstanding balance of $2,086,700 as of December 31, 2004.

Allowance for Loan Losses

     The Bank maintains an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of the Bank's internal loan review, any external loan review, any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower's ability to repay, and present and prospective economic conditions.

     The  following   table   summarizes   the  Bank's  loan  loss   experience,
transactions in the allowance for loan losses and certain prominent ratios at or for the years ended December 31, 2005, 2004 and 2003.


                      ALLOWANCE FOR LOAN LOSSES
                        (Dollars in thousands)

                                                At or For  At or For  At or For
                                                 the Year   the Year   the Year
                                                   Ended      Ended      Ended
                                                12/31/05   12/31/04   12/31/03
                                              ---------- ---------- ----------
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                 $  1,702   $  1,670   $  1,486
                                              ---------- ---------- ----------
Total charge-offs                                   (12)       (14)        (5)
Total recoveries                                      -         21          9
                                              ---------- ---------- ----------
Net loans (charged-off) recovered                   (12)         7          4
                                              ---------- ---------- ----------
Provisions for loan losses                           30         25        180
                                              ---------- ---------- ----------
Balance at end of period                       $  1,720   $  1,702   $  1,670
                                              ========== ========== ==========
BALANCES
Average total loans                            $144,749   $133,719   $124,328
Total loans at end of period                    147,351    142,751    132,661

RATIOS
Allowance for loan losses to
 average loans                                     1.19%      1.28%      1.34%
Allowance for loan losses to
 loans at end of period                            1.17       1.19       1.26


     The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at December 31, 2005, 2004 and 2003.


                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                               December 31, 2005               December 31, 2004              December 31, 2003
                                            --------------------------    --------------------------     --------------------------
                                                             % of                          % of                           % of
                                              Allocation    Loans by        Allocation    Loans by         Allocation    Loans by
                                             of Allowance   Category       of Allowance   Category        of Allowance   Category
                                            --------------------------    --------------------------     --------------------------
Real estate - residential                       $  418        65.5%            $  513       68.4%            $  500        71.2%
Real estate -  commercial                          455        10.9                264        7.8                396         8.6
Real estate - construction and land
  development                                      208         6.1                116        4.9                 36         2.6
Commercial, financial and agricultural             370         7.7                525        9.9                473         9.4
Municipal                                            9         0.7                 26        0.7                 28         0.7
Consumer                                           260         9.1                258        8.3                237         7.5
                                                ------       -----             ------      -----             ------       -----
        Total                                   $1,720       100.0%            $1,702      100.0%            $1,670       100.0%
                                                ======       =====             ======      =====             ======       =====

Deposits

     Deposits are the Bank's primary source of funds. At December 31, 2005, the Bank had a deposit mix of 32% checking, 35% savings and 33% certificates. Nineteen percent of the total deposits of $191.1 million were non-interest bearing at December 31, 2005. At December 31, 2004, the Bank had a deposit mix of 32% checking, 43% savings and 25% certificates. Seventeen percent of the total deposits of $183.1 million were non-interest bearing at December 31, 2004. At December 31, 2005, $6,461,000 of the Bank's deposits were from public sources. At December 31, 2004, $10,178,000 of the Bank's deposits were from public sources. The Bank's net interest income is enhanced by its percentage of non-interest bearing deposits.

     The Bank's deposits are obtained from a cross-section of the communities it serves. No material portion of the Bank's deposits has been obtained from or is dependent upon any one person or industry. The Bank's business is not seasonal in nature. The Bank accepts deposits in excess of $100,000 from customers. Those deposits are priced to remain competitive. As of December 31, 2005 and 2004, the Bank had no brokered funds on deposit.

     The Bank is not dependent upon funds from sources outside the United States and has not made loans to any foreign entities.

     The following table summarizes the distribution of average deposits and the average annualized rates paid for the years ended December 31, 2005, 2004 and 2003.

                                              AVERAGE DEPOSITS
                                           (Dollars in thousands)

                             For the Year Ended           For the Year Ended            For the Year Ended
                             December 31, 2005             December 31, 2004            December 31, 2003
                           -----------------------     --------------------------    -------------------------
                            Average      Average        Average        Average        Average       Average
                            Balance      Rate           Balance        Rate           Balance        Rate
                           ---------- ------------     ----------- --------------    ----------- -------------
Demand deposits              $29,918      0.00%           $26,248       0.00%           $22,014       0.00%
NOW deposits                  26,721      0.10             27,514       0.10             24,979       0.18
Savings deposits              73,994      0.81             78,462       0.81             72,146       1.03
Time deposits                 51,684      2.76             44,070       2.19             43,981       2.61
                           ---------- ------------     ----------- --------------    ----------- -------------
   Total average deposits   $182,317      1.12%          $176,294       0.92%          $163,120       1.19%
                           ========== ============     =========== ==============    =========== =============

     The following table indicates the maturity schedule for the Bank's time deposits of $100,000 or more as of December 31, 2005, 2004 and 2003.


             SCHEDULED MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                             (Dollars in thousands)

                                    December 31, 2005           December 31, 2004         December 31, 2003
                                 ------------------------     ----------------------    ----------------------
                                                 % of                       % of                    % of
                                   Balance       Total         Balance      Total        Balance      Total
                                 ------------ -----------     ---------- -----------    ----------- ----------

Three months or less                 $ 7,521      35.0%        $ 5,656       39.4%        $ 2,405      19.5%
Over three through six months          5,498       25.6          4,864       33.9           4,325      35.1
Over six through twelve months         5,236       24.4          1,024        7.2           2,778      22.6
Over twelve months                     3,228       15.0          2,799       19.5           2,808      22.8
                                 ------------ -----------     ---------- -----------    ----------- ----------
        Total Time Deposits          $21,483      100.0%       $14,343      100.0%        $12,316     100.0%
                                 ============ ===========     ========== ===========    ============ =========

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank, however, has not accepted and does not anticipate accepting "brokered deposits" in the future.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities. As of December 31, 2005, the Bank's liquidity ratio was 29%, defined as the sum of $6.767 million in federal funds sold, $40.231 million in available-for-sale securities at fair value, and $9.357 million in cash and due from banks and interest bearing deposits at the Federal Home Loan Bank, as a percentage of deposits. As of December 31, 2004, the Bank's liquidity ratio was 29%, defined as the sum of $7.976 million in federal funds sold, $38.483 million in available-for-sale securities at fair value, and $7.132 million in cash and due from banks and interest bearing deposits at the Federal Home Loan Bank, as a percentage of deposits.

     The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In its overall attempt to match assets and liabilities, Management takes into account rates and maturities to be offered in connection with its time deposits and by offering variable rate loans. The Bank has generally been able to control its exposure to changing interest rates by maintaining shorter-term investments and offering floating interest rate loans and a majority of its time deposits at relatively short maturities.

     The table below sets forth the interest rate sensitivity of the Bank's interest-sensitive assets and interest-sensitive liabilities as of December 31, 2005, 2004 and 2003, using the interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.


                            INTEREST RATE SENSITIVITY
                             (Dollars in thousands)

                                                                            December 31, 2005
                                                    -------------------------------------------------------------------------
                                                      Due Within      Due in       Due After One    Due After
                                                        Three         Three to     Year  to Five      Five
                                                        Months     Twelve Months       Years          Years         Total
                                                    -------------  -------------   -------------  ------------- -------------
Rate sensitive assets
     Federal funds sold and overnight
       deposits                                        $ 6,767              -               -             -       $  6,767
     Investment securities                               1,656       $  9,372         $26,979       $ 2,224         40,231
     Total loans                                        52,274          6,208          30,367        58,502        147,351
                                                    -------------  -------------   -------------  ------------- -------------
        Total                                          $60,697       $ 15,580         $57,346       $60,726       $194,349
                                                    =============  =============   =============  ============= =============

Rate sensitive liabilities
     NOW deposits                                      $ 1,277              -               -       $24,266       $ 25,543
     Savings deposits                                   40,692              -               -        26,243         66,935
     Time deposits                                      15,539       $ 31,803         $15,221             -         62,563
     Securities sold under agreements to
       repurchase                                        2,313              -               -             -          2,313
                                                    -------------  -------------   -------------  ------------- -------------
        Total                                          $59,822       $ 31,803         $15,221       $50,509       $157,354
                                                    =============  =============   =============  ============= =============
Interest rate sensitivity gap                          $   876       $(16,223)        $42,125       $10,217       $ 36,995
                                                    =============  =============   =============  ============= =============
Cumulative gap                                         $   876       $(15,347)        $26,778       $36,995
                                                    =============  =============   =============  ============= =============

Cumulative gap ratio to total assets                         0%            (7)%            13%           18%

                            INTEREST RATE SENSITIVITY
                             (Dollars in thousands)

                                                                      December 31, 2004
                                          -------------------------------------------------------------------------
                                            Due Within      Due in        Due After One   Due After
                                              Three      Three to Twelve   Year to Five     Five
                                              Months         Months          Years         Years         Total
                                          -------------  -------------   -------------  ------------- -------------
Rate sensitive assets
    Federal funds sold and overnight
      deposits                                 $  9,976              -             -             -     $  9,976
    Investment securities                         2,023       $  3,950       $30,203       $ 2,306       38,482
    Total loans                                  43,324          6,761        32,603        60,063      142,751
                                          -------------  -------------   -------------  ------------- -------------
        Total                                  $ 55,323       $ 10,711       $62,806       $62,369     $191,209
                                          =============  =============   =============  ============= =============

Rate sensitive liabilities
    NOW deposits                               $  1,426              -             -       $27,092     $ 28,518
    Savings deposits                             50,447              -             -        28,341       78,788
    Time deposits                                12,913       $ 18,100       $14,327             -       45,340
    Securities sold under agreements to
     repurchase                                   2,188              -             -             -        2,188
    Federal Home Loan Bank advances               2,000              -             -             -        2,000
                                          -------------  -------------   -------------  ------------- -------------
        Total                                  $ 68,974       $ 18,100       $14,327       $55,433     $156,834
                                          =============  =============   =============  ============= =============

Interest rate sensitivity gap                  $(13,651)      $ (7,389)      $48,479       $ 6,936     $ 34,375
                                          =============  =============   =============  ============= =============
Cumulative gap                                 $(13,651)      $(21,040)      $27,439       $34,375
                                          =============  =============   =============  =============

Cumulative gap ratio to total assets                 (7)%          (10)%          14%           17%


                                                                      December 31, 2003
                                          -------------------------------------------------------------------------
                                            Due Within      Due in        Due After One   Due After
                                              Three      Three to Twelve   Year to Five     Five
                                              Months         Months          Years         Years         Total
                                          -------------  -------------   -------------  ------------- -------------

Rate sensitive assets
    Federal funds sold and overnight
      deposits                                 $  8,866              -             -             -     $  8,866
    Investment securities                         3,150       $ 11,100       $14,514       $ 8,235       36,999
    Total Loans                                  36,618          5,986        29,093        60,964      132,661
                                          -------------  -------------   -------------  ------------- -------------
        Total                                  $ 48,634       $ 17,086       $43,607       $69,199     $178,526
                                          =============  =============   =============  ============= =============

Rate sensitive liabilities
    NOW deposits                               $  1,380              -             -       $26,211     $ 27,591
    Savings deposits                             48,555              -             -        27,023       75,578
    Time deposits                                10,558       $ 21,181       $12,614             -       44,353
    Securities sold under agreements to
      repurchase                                  2,994              -             -             -        2,994
    Federal Home Loan Bank advances                   -             -             -              -            -
                                          -------------  -------------   -------------  ------------- -------------
        Total                                  $ 63,487       $ 21,181       $12,614       $53,234     $150,516
                                          =============  =============   =============  ============= =============

Interest rate sensitivity gap                  $(14,853)      $ (4,095)      $30,993       $15,965     $ 28,010
                                          =============  =============   =============  ============= =============
Cumulative gap                                 $(14,853)      $(18,948)      $12,045       $28,010
                                          =============  =============   =============  =============

Cumulative gap ratio to total assets                 (8)%         (11)%            6%           15%


     Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Bank's interest rate sensitivity position. To supplement traditional gap analysis, the Bank performs simulation modeling to estimate the potential effects of changing interest rates. This process allows the Bank to explore complex relationships among repricing assets and liabilities over time in various interest rate environments.

     The Bank's Executive Committee meets at least quarterly to monitor the Bank's investments, liquidity needs and oversee its asset-liability management. Between meetings of the Executive Committee, Management oversees the Bank's liquidity.


Capital Reserve

     The  Federal  Deposit  Insurance   Corporation   Improvement  Act  of  1991
("FDICIA")  defines  specific  capital  categories  based upon an  institution's capital ratios. The capital categories, in declining order, are: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv)
significantly undercapitalized; and (v) critically undercapitalized. Under FDICIA and the FDIC's prompt corrective action rules, the FDIC may take any one or more of the following actions against an undercapitalized bank: restrict dividends and management fees, restrict asset growth and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is significantly undercapitalized, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks and restrict compensation to any senior executive officer. When a bank becomes critically undercapitalized, (i.e., the ratio of tangible equity to total assets is equal to or less than 2%), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains critically undercapitalized during the calendar quarter beginning 270 days after the date on which the bank became critically undercapitalized.

     To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4% and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8%. As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions that Management believes have changed the Bank's category.

     At December 31, 2005, 2004 and 2003, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.


                                 CAPITAL RATIOS

                                                                                      Minimum
                                                Actual       Actual     Actual       Regulatory       Well-
                                               12/31/05    12/31/04     12/31/03   Requirements   Capitalized
                                               --------    --------     --------   ------------   ------------

Total capital (to risk weighted assets)           13.66%       13.27%      13.28%          8.00%       10.00%
Tier 1 capital (to risk weighted assets)          12.41%       12.02%      12.03%          4.00%        6.00%
Tier 1 capital (to average assets)                 7.61%        7.11%       6.72%          4.00%        5.00%

Inflation

     The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value. This is especially true for companies, such as the Bank, with a high percentage of interest rate sensitive assets and liabilities. A bank can reduce the impact of inflation if it can manage its interest rate sensitivity position. The Bank attempts to structure its mix of financial instruments and manage its interest rate sensitivity position in order to minimize the potential adverse effects of inflation or other market forces on its net interest income and therefore its earnings and capital.

     Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. During the period 1992 through 2005 inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Federal Reserve. Based on the Bank's interest rate sensitivity position at year-end 2005, the Bank benefits in the short term from rising interest rates and is adversely impacted by falling interest rates. As such, indirectly, the management of the money supply by the Federal Reserve to control the rate of inflation may have an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.


Sarbanes-Oxley Act of 2002

     The Bank has initiatives in place to ensure compliance with the Sarbanes-Oxley act of 2002. The Bank has an Internal Compliance Committee that is responsible for the monitoring of and compliance with all federal regulations. This committee reports to the Audit and Compliance Committee of the Board of Directors.

Evaluation of Disclosure Control Procedures

     The Bank's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Bank's disclosure controls and procedures as of December 31, 2005 and have concluded that, as of that date, the Bank's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis. This conclusion is based on the above-referenced officers' evaluation of such controls and procedures within 90 days of the date of this Form 10-KSB.

Changes in Internal Controls

     There were no significant changes in the Bank's internal controls over financial reporting or in other factors that could significantly affect the Bank's internal controls during the fiscal year ended December 31, 2005.


Options Outstanding

     The following table sets forth the securities authorized for issuance under equity compensation plans.

                                                                                            Number of
                                                                                            securities
                                                                                       remaining available
                                                                                       for future issuance
                                               Number of                                   under equity
                                            securities to be                            compensation plans
                                              issued upon         Weighted-average          (excluding
                                              exercise of         exercise price of         securities
                                          outstanding options    outstanding options   reflected in column(a))
                                                  (a)                    (b)                    (c)
                                          ------------------------------------------------------------------
Equity compensation plans
      approved by security
      holders                                     63,204                 $24.34                25,303
Equity compensation plans not
      approved by security
      holders                                          0                      0                     0
                                          ------------------------------------------------------------------
                 Total                            63,204                 $24.34                25,303
                                          ==================================================================

                                [GRAPHIC OMITTED]

The Board of Directors and Stockholders
The Simsbury Bank & Trust Company, Inc.
Simsbury, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of The Simsbury Bank & Trust Company, Inc. and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Bank is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Bank's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Simsbury Bank & Trust Company, Inc. and Subsidiary as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                       [GRAPHIC OMITTED]
                                              SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
January 27, 2006, except for Note 18,
    as to which the date is March 2, 2006

             THE SIMSBURY BANK & TRUST COMPANY, INC. AND SUBSIDIARY
             ------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           December 31, 2005 and 2004
                           --------------------------

ASSETS                                                                                  2005              2004
------                                                                           ----------------   ---------------
Cash and due from banks                                                            $    9,349,045    $    5,117,340
Interest-bearing deposits with the Federal Home Loan Bank                                   8,234         2,014,476
Money market mutual funds                                                                  58,464            20,092
Federal funds sold                                                                      6,767,272         7,976,404
                                                                                 ----------------   ---------------
           Cash and cash equivalents                                                   16,183,015        15,128,312
Interest-bearing time deposit with other bank                                                               500,000
Investments in available-for-sale securities (at fair value)                           40,231,140        38,482,849
Federal Home Loan Bank stock, at cost                                                     965,600           965,600
Loans held-for-sale                                                                                         740,000
Loans, net of the allowance for loan losses of $1,719,533 in 2005
  and $1,701,915 in 2004                                                              145,805,738       141,229,419
Premises and equipment                                                                  1,006,357           563,558
Accrued interest receivable                                                               793,488           724,807
Bank owned life insurance                                                               2,681,367         2,538,176
Other assets                                                                            1,877,949         1,281,715
                                                                                 ----------------   ---------------
           Total assets                                                              $209,544,654      $202,154,436
                                                                                 ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                              $  36,074,640     $  30,486,932
   Interest-bearing                                                                   155,041,040       152,645,351
                                                                                 ----------------   ---------------
           Total deposits                                                             191,115,680       183,132,283
Federal Home Loan Bank advance                                                                            2,000,000
Securities sold under agreements to repurchase                                          2,312,832         2,187,824
Other liabilities                                                                         740,544           579,072
                                                                                 ----------------   ---------------
           Total liabilities                                                          194,169,056       187,899,179
                                                                                 ----------------   ---------------
Stockholders' equity:
   Common stock, no par value; authorized 2,000,000 shares; issued and
     outstanding 838,528 shares in 2005 and 829,833 shares in 2004                      8,456,690         8,320,286
   Retained earnings                                                                    7,473,542         6,134,028
   Accumulated other comprehensive loss                                                  (554,634)         (199,057)
                                                                                 ----------------   ---------------
           Total stockholders' equity                                                  15,375,598        14,255,257
                                                                                 ----------------   ---------------
           Total liabilities and stockholders' equity                                $209,544,654      $202,154,436
                                                                                 ================   ===============

The accompanying notes are an integral part of these consolidated financial statements.

             THE SIMSBURY BANK & TRUST COMPANY, INC. AND SUBSIDIARY
             ------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                     Years Ended December 31, 2005 and 2004
                     --------------------------------------

                                                                                        2005              2004
                                                                                   --------------    --------------
Interest and dividend income:
   Interest and fees on loans                                                          $8,065,276        $7,156,149
   Interest on debt securities:
     Taxable                                                                            1,273,044         1,151,792
     Tax-exempt                                                                           195,112           192,472
   Dividends                                                                               56,765            30,660
   Other interest                                                                         169,286           139,190
                                                                                   --------------    --------------
           Total interest and dividend income                                           9,759,483         8,670,263
                                                                                   --------------    --------------
Interest expense:
   Interest on deposits                                                                 2,050,630         1,624,811
   Interest on Federal Home Loan Bank advances                                             43,770
   Interest on securities sold under agreements to repurchase                              31,999            38,171
                                                                                   --------------    --------------
           Total interest expense                                                       2,126,399         1,662,982
                                                                                   --------------    --------------
           Net interest and dividend income                                             7,633,084         7,007,281
Provision for loan losses                                                                  30,000            25,000
                                                                                   --------------    --------------
           Net interest and dividend income after provision for loan losses             7,603,084         6,982,281
                                                                                   --------------    --------------
Noninterest income:
   Service charges on deposit accounts                                                    313,746           331,374
   Other service charges and fees                                                         427,339           313,520
   Increase in cash surrender value of life insurance policies                            127,754           120,022
   Gain on loans sold, net                                                                 61,222            44,726
   Other income                                                                            41,051            76,786
                                                                                   --------------    --------------
           Total noninterest income                                                       971,112           886,428
                                                                                   --------------    --------------
Noninterest expense:
   Salaries and employee benefits                                                       3,054,881         2,716,535
   Occupancy expense                                                                      753,452           682,675
   Equipment expense                                                                      210,475           222,383
   Professional fees                                                                      328,850           164,031
   Advertising and promotions                                                             350,157           215,689
   Forms and supplies                                                                     160,599           133,127
   Correspondent charges                                                                  195,458           157,582
   Postage                                                                                104,070            85,506
   Directors fees                                                                         130,000           125,366
   Other expense                                                                          767,159           683,533
                                                                                   --------------    --------------
           Total noninterest expense                                                    6,055,101         5,186,427
                                                                                   --------------    --------------
           Income before income tax expense                                             2,519,095         2,682,282
Income tax expense                                                                        845,418           904,032
                                                                                   --------------    --------------
           Net income                                                                  $1,673,677        $1,778,250
                                                                                   ==============    ==============

Earnings per common share                                                              $     2.00        $     2.17
                                                                                   ==============   ===============

Earnings per common share, assuming dilution                                           $     1.96        $     2.10
                                                                                   ==============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

             THE SIMSBURY BANK & TRUST COMPANY, INC. AND SUBSIDIARY
             ------------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                     Years Ended December 31, 2005 and 2004
                     --------------------------------------

                                                                                                    Accumulated
                                                                                                      Other
                                                              Common            Retained          Comprehensive
                                                              Stock             Earnings           Income (Loss)         Total
                                                          -----------------  -----------------    -----------------  --------------
Balance, December 31, 2003                                   $8,078,908         $4,652,906           $  40,309        $12,772,123
Comprehensive income:
   Net income                                                                    1,778,250
   Net change in unrealized holding gain on
     available-for-sale securities, net of tax effect                                                 (239,366)
       Comprehensive income                                                                                             1,538,884
17,164 shares issued on stock options exercised                 241,378                                                   241,378
Dividends declared ($.36 per share)                                               (297,128)                              (297,128)
                                                          -----------------  -----------------    -----------------  --------------
Balance, December 31, 2004                                    8,320,286          6,134,028            (199,057)        14,255,257
Comprehensive income:
   Net income                                                                    1,673,677
   Net change in unrealized holding loss on
     available-for-sale securities, net of tax effect                                                 (355,577)
       Comprehensive income                                                                                             1,318,100
8,695 shares issued on stock options exercised                  129,481                                                   129,481
Tax benefit for stock options                                     6,923                                                     6,923
Dividends declared ($.40 per share)                                               (334,163)                              (334,163)
                                                          -----------------  -----------------    -----------------  --------------
Balance, December 31, 2005                                   $8,456,690         $7,473,542           $(554,634)       $15,375,598
                                                          =================  =================    =================  ==============


Reclassification disclosure for the years ended December 31:

                                                                                                        2005              2004
                                                                                                   ----------------- --------------
Net unrealized holding losses on available-for-sale securities                                       $(582,436)         $(540,736)
                                                                                                   ----------------- --------------
 Other comprehensive loss before income tax effect                                                    (582,436)          (540,736)
Income tax benefit                                                                                     226,859            301,370
                                                                                                   ----------------- --------------
     Other comprehensive loss, net of tax                                                            $(355,577)         $(239,366)
                                                                                                   ================= ==============

Accumulated other comprehensive loss as of December 31, 2005 and 2004 consists of net unrealized holding losses on available-for-sale securities, net of taxes.




The accompanying notes are an integral part of these consolidated financial statements.

             THE SIMSBURY BANK & TRUST COMPANY, INC. AND SUBSIDIARY
             ------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                     Years Ended December 31, 2005 and 2004
                     --------------------------------------

                                                                                2005              2004
                                                                        ----------------  ----------------
Cash flows from operating activities:
   Net income                                                               $  1,673,677      $  1,778,250
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of securities, net                                              71,416            93,762
     Change in deferred loan costs, net                                            5,572           (47,643)
     Provision for loan losses                                                    30,000            25,000
     Decrease (increase) in loans held-for-sale                                  740,000          (405,240)
     Depreciation and amortization                                               179,904           174,919
     (Increase) decrease in other assets                                        (140,027)           47,893
     Increase in prepaid expenses                                               (217,964)          (87,226)
     Increase in interest receivable                                             (68,681)           (7,515)
     Decrease in taxes receivable                                                 20,353            17,314
     Increase in cash surrender value of bank
      owned life insurance                                                      (127,754)         (120,022)
     Increase in other liabilities                                                25,845             2,694
     Increase in accrued expenses                                                122,165            24,086
     Increase (decrease) in interest payable                                      13,462           (12,515)
     Deferred tax benefit                                                        (30,908)          (20,282)
                                                                        ----------------  ----------------
   Net cash provided by operating activities                                   2,297,060         1,463,475
                                                                        ----------------  ----------------
Cash flows from investing activities:
   Proceeds from maturities of interest-bearing time
    deposit with other bank                                                      500,000
   Increase in interest-bearing time deposit with other bank                                      (500,000)
   Purchases of available-for-sale securities                                (10,210,385)      (19,133,244)
   Proceeds from maturities of available-for-sale securities                   7,808,242        17,015,176
   Loan originations and principal collections, net                            3,115,689        (1,195,826)
   Loan purchases                                                             (7,727,674)       (8,908,037)
   Recoveries of previously charged off loans                                         94            21,181
   Capital expenditures                                                         (616,609)         (202,933)
   Premiums paid on life insurance policy                                        (15,437)          (15,437)
                                                                        ----------------  ----------------
   Net cash used in investing activities                                      (7,146,080)      (12,919,120)
                                                                        ----------------  ----------------
Cash flows from financing activities:
   Net (decrease) increase in demand deposits, NOW
    and savings accounts                                                      (9,239,185)       10,069,070
   Net increase in time deposits                                              17,222,582           987,192
   Net change in short term advances from
    Federal Home Loan Bank                                                    (2,000,000)        2,000,000
   Net increase (decrease) in securities sold under
    agreements to repurchase                                                     125,008          (806,396)
   Proceeds from exercise of stock options                                       129,481           241,378
   Dividends paid                                                               (334,163)         (297,128)
                                                                        ----------------  ----------------
   Net cash provided by financing activities                                   5,903,723        12,194,116
                                                                        ----------------  ----------------

Net increase in cash and cash equivalents                                      1,054,703           738,471
Cash and cash equivalents at beginning of year                                15,128,312        14,389,841
                                                                        ----------------  ----------------
Cash and cash equivalents at end of year                                     $16,183,015       $15,128,312
                                                                        ================  ================
Supplemental disclosures:
   Interest paid                                                             $ 2,112,937        $1,675,497
   Income taxes paid                                                             855,973           907,000


The accompanying notes are an integral part of these consolidated financial statements.

             THE SIMSBURY BANK & TRUST COMPANY, INC. AND SUBSIDIARY
             ------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     Years Ended December 31, 2005 and 2004
                     --------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

The Simsbury Bank & Trust Company,  Inc.  (Bank) is a state chartered bank which was incorporated on April 28, 1992 and is headquartered in Simsbury, Connecticut. The Bank commenced operations on March 31, 1995 engaging principally in the business of attracting deposits from the general public and investing those deposits in securities, residential and commercial real estate, consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES
----------------------------

The accounting and reporting policies of the Bank and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements of the Bank were prepared using the accrual basis of accounting. The significant accounting policies of the Bank are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

         USE OF ESTIMATES:

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         BASIS OF PRESENTATION:

         The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, SBT Investment Services, Inc. SBT Investment Services, Inc. was established solely for the purpose of providing investment products, financial advice and services to its clients and the community. All significant intercompany accounts and transactions have been eliminated in the consolidation.

         CASH AND CASH EQUIVALENTS:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, Federal Home Loan Bank interest-bearing demand and overnight deposits, money market mutual funds and federal funds sold.

         Cash and due from banks as of December 31, 2005 and 2004 includes $1,812,000 and $1,904,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

         SECURITIES:

         Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

         The Bank classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Bank has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

               -- Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

               -- Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

               --   Trading   securities  are  carried  at  fair  value  on  the
                    consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

         Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

         LOANS HELD-FOR-SALE:

         Loans held-for-sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. Interest income on mortgages held-for-sale is accrued currently and classified as interest on loans.

         LOANS:

         Loans receivable that management has the intent and ability to hold until maturity or payoff, are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

         Interest on loans is recognized on a simple interest basis.

         Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts over the contractual life of the related loans.

         Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

         Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

         ALLOWANCE FOR LOAN LOSSES:

         The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

         A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

         Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

         PREMISES AND EQUIPMENT:

         Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 3 to 20 years for furniture and equipment. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated life of the improvements.

         FAIR VALUES OF FINANCIAL INSTRUMENTS:

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Bank disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Bank in estimating its fair value disclosures are as follows:

         Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate those assets' fair values.

         Interest-bearing time deposit with bank: The fair value of the interest-bearing time deposit with bank is estimated using discounted cash flow analyses using interest rates currently being offered for deposits with similar terms to investors.

         Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans held-for-sale: Fair values for loans held-for-sale are estimated based on outstanding investor commitments, or in the absence of such commitments, are based on current investor yield requirements.

         Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated by discounting the future cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

         Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

         Deposit liabilities: The fair values disclosed for demand deposits, regular savings, NOW accounts, and money market accounts are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Federal Home Loan Bank Advances: Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances.

         Securities sold under agreements to repurchase: The carrying amounts of securities sold under agreements to repurchase approximate their fair values.

         Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

         ADVERTISING:

         The Bank directly expenses costs associated with advertising as they are incurred.

         INCOME TAXES:

         The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Bank's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

         STOCK BASED COMPENSATION:

         At December 31, 2005, the Bank has a stock-based employee compensation plan which is described more fully in Note 15. The Bank accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Bank had applied the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share Based Payment" to stock-based employee compensation.


                                                                                For the years ended
                                                                                  December 31,
                                                                           ----------------------------
                                                                              2005              2004
                                                                           ----------        ----------
         Net income, as reported                                           $1,673,677        $1,778,250
         Deduct:  Total stock-based employee compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                          60,589            50,967
                                                                           ----------        ----------
         Pro forma net income                                              $1,613,088        $1,727,283
                                                                           ==========        ==========
         Earnings per share:
           Basic - as reported                                                  $2.00            $2.17
           Basic - pro forma                                                    $1.93            $2.10
           Diluted - as reported                                                $1.96            $2.10
           Diluted - pro forma                                                  $1.89            $2.04

         EARNINGS PER SHARE:

         Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Bank is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after December 15, 2004. However, prior to the required application of FIN 46, as revised, the Bank shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Bank's consolidated financial statements.

         In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3 ("SOP 03-3") "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on the Bank's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This Statement revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement is effective for the Bank as of the beginning of the first annual reporting period that begins after December 15, 2005. The Bank expects 2006 results to include approximately $108,455 of additional pre-tax compensation expense as a result of the adoption of SFAS 123R. Future compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
-----------------------------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:


                                                                          Gross         Gross
                                                        Amortized       Unrealized     Unrealized      Fair
                                                           Cost            Gains         Losses        Value
                                                       -----------     ----------     ----------   -----------
December 31, 2005:
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                       $17,826,063     $              $  346,668    $17,479,395
   Obligations of states and municipalities               4,989,994        189,025         31,955      5,147,064
   Corporate debt securities                                475,000                        16,097        458,903
   Mortgage-backed securities                            15,848,575         20,856        378,903     15,490,528
   U.S. government agencies perpetual/callable
     preferred stocks                                     2,000,000                       344,750      1,655,250
   Marketable equity securities                              58,464                                       58,464
                                                        -----------     ----------     ----------    -----------
                                                         41,198,096        209,881      1,118,373     40,289,604
   Money market mutual funds included in cash
     and cash equivalents                                   (58,464)                                     (58,464)
                                                        -----------     ----------     ----------    -----------
               Total available-for-sale securities      $41,139,632     $  209,881     $1,118,373    $40,231,140
                                                        ===========     ==========     ==========    ===========

                                                                          Gross          Gross
                                                         Amortized      Unrealized     Unrealized       Fair
                                                           Cost           Gains          Losses         Value
                                                        -----------     ----------     ----------    -----------
December 31, 2004:
   Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                       $14,794,733       $ 18,925    $   126,852    $14,686,806
   Obligations of states and municipalities               4,329,767        308,981          3,317      4,635,431
   Corporate debt securities                                975,000            181          8,612        966,569
   Mortgage-backed securities                            16,709,405         79,279        117,641     16,671,043
   U.S. government agencies perpetual/callable
     preferred stocks                                     2,000,000                       477,000      1,523,000
   Marketable equity securities                              20,092                                       20,092
                                                        -----------     ----------    -----------    -----------
                                                         38,828,997        407,366        733,422     38,502,941
   Money market mutual funds included in cash
     and cash equivalents                                   (20,092)                                     (20,092)
                                                        -----------     ----------    -----------    -----------
               Total available-for-sale securities      $38,808,905       $407,366    $   733,422    $38,482,849
                                                        ===========     ==========    ===========    ===========


The scheduled maturities of debt securities were as follows as of December 31, 2005:

                                                                       Fair
                                                                      Value
                                                                   ------------
Due within one year                                                 $ 5,428,285
Due after one year through five years                                15,457,232
Due after five years through ten years                                1,949,437
Due in more than ten years                                              250,408
Mortgage-backed securities                                           15,490,528
                                                                   ------------
                                                                    $38,575,890
                                                                   ============

There were no sales of available-for-sale securities during 2005 and 2004.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 2005.

As of December 31, 2005 and 2004, the total carrying amounts of securities pledged for securities sold under agreements to repurchase and public deposits was $5,704,711 and $6,650,794, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2005:


                                                 Less than 12 Months        12 Months or Longer              Total
                                               -----------------------   ------------------------    -------------------------
                                                  Fair     Unrealized       Fair       Unrealized       Fair       Unrealized
                                                  Value      Losses         Value        Losses         Value        Losses
                                               ----------- -----------   ------------ -----------    -----------   -----------
Debt securities issued by the U.S.
   Treasury and other U.S. government
   corporations and agencies                   $ 7,708,787    $121,480   $  8,770,608    $225,188    $16,479,395    $  346,668
Obligations of states and municipalities         1,404,594      11,257        500,136      20,698      1,904,730        31,955
Corporate debt securities                                                     458,903      16,097        458,903        16,097
Mortgage-backed securities                       7,145,427     124,668      7,729,095     254,235     14,874,522       378,903
U.S. government agencies
   perpetual/callable preferred stocks                                      1,655,250     344,750      1,655,250       344,750
                                               -----------    --------    -----------    --------    -----------    ----------
       Total temporarily impaired securities   $16,258,808    $257,405    $19,113,992    $860,968    $35,372,800    $1,118,373
                                               ===========    ========    ===========    ========    ===========    ==========

Bank management considers investments with an unrealized loss at December 31, 2005 to be only temporarily impaired because the impairment is due to the current interest rate environment, not other credit factors. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:


                                                                                          2005              2004
                                                                                     ------------      ------------
Commercial, financial and agricultural                                               $ 11,385,701      $ 14,088,724
Real estate - construction and land development                                         9,037,438         6,954,394
Real estate - residential                                                              96,458,618        97,645,846
Real estate - commercial                                                               16,101,173        11,196,882
Municipal                                                                                 987,153         1,014,703
Consumer                                                                               13,380,572        11,850,597
                                                                                     ------------      ------------
                                                                                      147,350,655       142,751,146
Allowance for loan losses                                                              (1,719,533)       (1,701,915)
Deferred costs, net                                                                       174,616           180,188
                                                                                     ------------      ------------
           Net loans                                                                 $145,805,738      $141,229,419
                                                                                     ============      ============

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                                                           2005             2004
                                                                                       ----------      ------------
Balance at beginning of year                                                           $1,701,915      $  1,669,873
Recoveries of loans previously charged off                                                     94            21,181
Charge offs                                                                               (12,476)          (14,139)
Provision for loan losses                                                                  30,000            25,000
                                                                                       ----------      ------------
Balance at end of year                                                                 $1,719,533      $  1,701,915
                                                                                       ==========      ============

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:


                                                                                           2005             2004
                                                                                       ----------      ------------
Total nonaccrual loans                                                                 $   32,443      $          0
                                                                                       ==========      ============
Accruing loans which are 90 days or more overdue                                       $        0      $          0
                                                                                       ==========      ============

Information about loans that meet the definition of an impaired loan in SFAS No. 114 is as follows as of December 31:


                                                                       2005                           2004
                                                              -------------------------      -------------------------
                                                              Recorded       Related         Recorded       Related
                                                              Investment     Allowance       Investment     Allowance
                                                              In Impaired    For Credit      In Impaired    For Credit
                                                              Loans          Losses          Loans          Losses
                                                              -----------    ----------      -----------    -----------
Loans for which there is a related allowance
   for credit losses                                          $   32,443     $    3,244      $        0     $        0

Loans for which there is no related allowance
   for credit losses                                                   0              0               0              0
                                                              ----------     ----------      ----------     ----------
           Totals                                             $   32,443     $    3,244      $        0     $        0

Average recorded investment in impaired loans during the
   year ended December 31                                     $    6,489                     $        0
                                                              ==========                     ==========
Related amount of interest income  recognized
 during the time, in the year ended
   December 31, that the loans were impaired

           Total recognized                                   $        0                     $        0
                                                              ==========                     ==========
           Amount recognized using a cash-basis method of
              accounting                                      $        0                     $        0
                                                              ==========                     ==========

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:

                                                    2005              2004
                                                -----------       -----------
Leasehold improvements                          $   666,102       $   377,676
Furniture and equipment                           1,869,479         1,545,431
                                                -----------       -----------
                                                  2,535,581         1,923,107
Accumulated depreciation and amortization        (1,529,224)       (1,359,549)
                                                -----------       -----------
                                                $ 1,006,357       $   563,558
                                                ===========       ===========

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2005 and 2004 was $21,483,496 and $14,343,161,
respectively.

For time deposits as of December 31, 2005, the scheduled maturities for years ended December 31 are:


                  2006                                      $47,342,908
                  2007                                       10,226,370
                  2008                                        2,115,518
                  2009                                        1,539,116
                  2010                                        1,339,216
                                                            -----------
                           Total                            $62,563,128
                                                            ===========

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------------------------------------------------------

Securities sold under agreements to repurchase consist of funds borrowed from customers on a short-term basis secured by portions of the Bank's investment portfolio. The securities which were sold have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies. The securities were held in safekeeping by the Federal Home Loan Bank of Boston and Morgan Stanley, under the control of the Bank. The purchasers have agreed to sell to the Bank substantially identical securities at the maturity of the agreements. The agreements mature generally within three months from date of issue.

NOTE 8 - INCOME TAX EXPENSE
---------------------------

The components of income tax expense are as follows for the years ended December 31:

                                                    2005              2004
                                                  --------          --------
Current:
   Federal                                        $708,211          $728,284
   State                                           168,115           196,030
                                                  --------          --------
                                                   876,326           924,314
                                                  --------          --------
Deferred:
   Federal                                         (26,718)          (14,782)
   State                                            (4,190)           (5,500)
                                                  --------          --------
                                                   (30,908)          (20,282)
                                                  --------          --------
           Total income tax expense               $845,418          $904,032
                                                  ========          ========

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

                                                                                             2005             2004
                                                                                            ------           ------
                                                                                              % of            % of
                                                                                            Income           Income
                                                                                            ------           ------
Federal income tax at statutory rate                                                         34.0%            34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                                                                         (5.1)            (4.7)
   Other                                                                                       .2               .1
   State tax, net of federal tax benefit                                                      4.5              4.3
                                                                                            ------           ------
       Effective tax rates                                                                   33.6%            33.7%
                                                                                            ======           ======

The Bank had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                                                           2005              2004
                                                                                      -----------          ---------
Deferred tax assets:

   Allowance for loan losses                                                          $   528,352          $516,667
   Deferred compensation                                                                  179,658           153,039
   Other                                                                                   17,370
   Net unrealized holding loss on available-for-sale securities                           353,858           126,999
                                                                                      -----------          --------
           Gross deferred tax assets                                                    1,079,238           796,705
                                                                                      -----------          --------
Deferred tax liabilities:
   Depreciation(208,503)                                                                 (181,568)
   Deferred loan costs/fees                                                               (68,014)          (70,183)
                                                                                      -----------          --------
           Gross deferred tax liabilities                                                (276,517)         (251,751)
                                                                                      -----------          --------
Net deferred tax asset                                                                $   802,721          $544,954
                                                                                      ===========          ========


As of December 31, 2005, the Bank had no operating loss carryovers for income tax purposes.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

As of December 31, 2005 the Bank was obligated under non-cancelable operating leases for bank premises and equipment expiring between April 2006 and June 2016. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2005:


       2006                                                       $   434,038
       2007                                                           405,014
       2008                                                           402,014
       2009                                                           404,516
       2010                                                           405,257
       Thereafter                                                   1,337,056
                                                                 ------------
            Total                                                 $ 3,387,895
                                                                 ============

Total rental expense amounted to $408,361 and $386,016 for the years ended December 31, 2005 and 2004, respectively.

NOTE 10 - FINANCIAL INSTRUMENTS
-------------------------------

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unadvanced funds on loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2005 the maximum potential amount of the Bank's obligation was $358,262 for financial and standby letters of credit. There were no letters of credit as of December 31, 2004. The Bank's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Bank may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Bank's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                                2005                               2004
                                                 --------------------------------    --------------------------------
                                                   Carrying             Fair           Carrying            Fair
                                                    Amount              Value            Amount            Value
                                                 -------------      -------------    -------------     --------------
Financial assets:

   Cash and cash equivalents                     $  16,183,015      $  16,183,015    $  15,128,312     $  15,128,312
   Interest-bearing time deposit with other bank                                           500,000           500,000
   Available-for-sale securities                    40,231,140         40,231,140       38,482,849        38,482,849
   Federal Home Loan Bank stock                        965,600            965,600          965,600           965,600
   Loans held-for-sale                                                                     740,000           746,687
   Loans, net                                      145,805,738        143,769,000      141,229,419       142,340,000
   Accrued interest receivable                         793,488            793,488          724,807           724,807

Financial liabilities:
   Deposits                                        191,115,680        191,117,000      183,132,283       183,134,000
   Federal Home Loan Bank advance                                                        2,000,000         2,000,000
   Securities sold under agreements to
     repurchase                                      2,312,832          2,312,832        2,187,824         2,187,824

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

Notional amounts of financial instrument liabilities with off-balance-sheet credit risk are as follows as of December 31:

                                                  2005              2004
                                              ------------      ------------
Commitments to originate loans                $  1,544,500      $  4,565,600
Standby letters of credit                          358,262
Unadvanced portions of loans:
   Commercial real estate                        5,270,221         4,432,023
   Commercial lines of credit                    6,654,353         4,655,299
   Residential real estate                                           266,265
   Consumer                                        876,891           772,988
   Home equity                                  20,115,648        15,711,178
                                              ------------      ------------
                                              $ 34,819,875      $ 30,403,353
                                              ============      ============


There is no material difference between the notional amounts and the estimated fair values of the above off-balance sheet liabilities.

NOTE 11 - RELATED PARTY TRANSACTIONS
------------------------------------

Certain directors and executive officers of the Bank and companies in which they have significant ownership interest were customers of the Bank during 2005. Total loans to such persons and their companies amounted to $2,647,196 as of December 31, 2005. During the year ended December 31, 2005 principal payments totaled $1,116,666 and advances amounted to $1,867,926.

Deposits from related parties held by the Bank as of December 31, 2005 and 2004 amounted to $1,761,463 and $1,695,257, respectively.

During 2005 and 2004, the Bank paid $65,089 and $59,970, respectively, for rent and related expense of the Bank's Granby branch office to a company of which a bank director is a principal. The rent expense for the Granby branch included in
Note 9 amounted to $45,385 in 2005 and $44,935 in 2004.

During 2005, the Bank paid $228,148 in construction costs and related fees for the Bank's Canton branch office to a company of which a bank director is a principal. This amount is included in 2005 capital expenditures.

During 2005 and 2004, a director of the Bank was paid $5,288 and $0, respectively for legal services.

NOTE 12 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Bank's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank's loan portfolio is comprised of loans collateralized by real estate located in the State of Connecticut.

NOTE 13 - REGULATORY MATTERS
----------------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table:


                                                                                                  To Be Well
                                                                                                  Capitalized Under
                                                                          For Capital             Prompt Corrective
                                                          Actual         Adequacy Purposes        Action Provisions
                                                  -------------------  ----------------------    ---------------------
                                                   Amount      Ratio     Amount        Ratio      Amount       Ratio
                                                  ---------  --------  ----------    --------    --------     --------
                                                                  (Dollar amounts in thousands)
As of December 31, 2005:
   Total Capital (to Risk Weighted Assets)         $17,153    13.66%      $10,046       >8.0%     $12,558      >10.0%
   Tier 1 Capital (to Risk Weighted Assets)         15,579    12.41         5,023       >4.0        7,535       >6.0
   Tier 1 Capital (to Average Assets)               15,579     7.61         8,188       >4.0       10,235       >5.0

As of December 31, 2004:
   Total Capital (to Risk Weighted Assets)          15,433    13.27         9,301       >8.0       11,626      >10.0
   Tier 1 Capital (to Risk Weighted Assets)         13,977    12.02         4,650       >4.0        6,976       >6.0
   Tier 1 Capital (to Average Assets)               13,977     7.11         7,865       >4.0        9,832       >5.0


NOTE 14 - EMPLOYEE BENEFITS
---------------------------

The Bank sponsors a 401(k) savings and retirement plan. Employees who were 21 years of age and employed on the plan's effective date were immediately eligible to participate in the plan. Other employees who have attained age 21 are eligible for membership on the first day of the month following completion of 90 days of service.

The provisions of the 401(k) plan allow eligible employees to contribute subject to IRS limitations. The Bank's matching contribution equaled 50 cents per dollar contributed by the participant up to 6% of the participant's annual salary. The Bank's expense under this plan was $49,205 in 2005 and $44,220 in 2004.

The Bank entered into employment agreements (the "Agreements") with the Executive Officers of the Bank. The Agreements provide for severance benefits upon termination following a change in control as defined in the agreements in amounts equal to cash compensation as defined in the agreements and fringe benefits that the Executive(s) would have received if the Executive(s) would have continued working for an additional five years.

NOTE 15 - STOCK OPTION PLAN

The Simsbury Bank & Trust Company, Inc. 1998 Stock Plan ("Plan") provides for the granting of options to purchase shares of common stock or the granting of shares of restricted stock up to an aggregate amount of 142,000 shares of common stock of the Bank. Options granted under the Plan may be either Incentive Stock Options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code or non-qualified options which do not qualify as ISOs ("NQOs"). No restricted stock awards or stock options may be granted under the Plan after March 17, 2008.

The exercise price for shares covered by an ISO may not be less than 100% of the fair market value of common stock on the date of grant. The exercise price for shares covered by an NQO may not be less than 50% of the fair market value of common stock at the date of grant. All options must expire no later than ten years from the date of grant. The Plan also provides the Board with authority to make grants that will provide that options will become exercisable and restricted awards will become fully vested upon a change in control of the Bank.

In accordance with the Plan each non-employee director is granted a NQO to purchase 1,000 shares of common stock at the fair market value of the common stock on the grant date. These options will become exercisable in two equal installments beginning on the first anniversary of the date of grant.

The fair value of each option granted in 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.50% in 2005 and 1.00% in 2004, expected volatility of 14.6% in 2005 and 18.8% in 2004, risk-free interest rate of 4.49% in 2005 and 4.25% in 2004, and an expected life of 10 years in 2005 and 10 years in 2004.

A summary of the status of the Bank's stock option plan as of December 31 and changes during the years ending on that date is presented below:

                                                              2005                            2004
                                                 ------------------------------  --------------------------------
                                                             Weighted-Average                   Weighted-Average
Fixed Options                                    Shares         Exercise Price      Shares         Exercise Price
-------------                                    ------      ------------------  -----------    -----------------
Outstanding at beginning of year                 50,899             $19.77          55,369            $14.33
Granted                                          21,000              31.50          13,131             35.11
Exercised                                        (8,695)             14.89         (17,164)            14.06
Forfeited                                                                             (437)            15.65
                                                 ------                            -------
Outstanding at end of year                       63,204              24.34          50,899             19.77
                                                 ======                            =======
Options exercisable at year-end                  34,764              17.76          35,582             15.09
Weighted-average fair value of
   options granted during the year                $8.60                             $11.65

The following table summarizes information about fixed stock options outstanding as of December 31, 2005:

                                         Options Outstanding and Exercisable
                                         Weighted-Average
                       Number                  Remaining            Number
Exercise Price      Outstanding            Contractual Life       Exercisable     Exercise Price
--------------      -----------          ------------------       -----------     --------------
   $13.625            21,016                 2.4 years              21,016           $13.625
    15.65              2,622                 6.2 years               2,622            15.65
    16.25              5,435                 5.9 years               5,435            16.25
    33.25              2,625                 8.5 years                 875            33.25
    34.90              1,314                 8.3 years                 438            34.90
    35.00              5,250                 8.8 years               1,750            35.00
    36.55              3,942                 8.3 years               2,628            36.55
    31.50             21,000                10.0 years
                    -----------                                   -----------
                       63,204                 6.7 years              34,764
                    -----------                                   ===========


NOTE 16 - EARNINGS PER SHARE (EPS)
----------------------------------

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                                         Income             Shares      Per-Share
                                                                       (Numerator)       (Denominator)    Amount

Year ended December 31, 2005
   Basic EPS
     Net income                                                         $1,673,677          835,079          $2.00
     Effect of dilutive securities, options                                                  18,276
                                                                       -----------          -------
   Diluted EPS
     Net income                                                         $1,673,677          853,355          $1.96
                                                                       ===========          -------
Year ended December 31, 2004
   Basic EPS
     Net income                                                         $1,778,250          821,013          $2.17
     Effect of dilutive securities, options                                                  27,760
                                                                       -----------          -------
   Diluted EPS
     Net income                                                         $1,778,250          848,773          $2.10
                                                                       ===========          =======

NOTE 17 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 18 - HOLDING COMPANY REORGANIZATION
----------------------------------------

On March 2, 2006, the Bank reorganized into a holding company structure. As a result, the Bank became a wholly-owned subsidiary of SBT Bancorp, Inc. (the "Company") and each outstanding share of common stock of the Bank was converted into the right to receive one share of the common stock, no par value, of the Company. The Company will begin to file reports with the Securities and Exchange Commission and will be supervised by the Board of Governors of the Federal Reserve System.

Shareholder Data
--------------------------------------------------------------------------------



     The Bank completed its organization and began operations on March 31, 1995. The Bank's common stock was issued at a price of $10.00 per share. The stock of the Bank's parent company, SBT Bancorp, Inc., which was formed on March 3, 2006, is currently listed on the OTC Bulletin Board (Symbol: "SBTB"). At December 31, 2005, there were 838,528 shares of the Bank's common stock outstanding and approximately 1,100 shareholders of record. At December 31, 2004, there were 829,833 shares outstanding and approximately 1,223 shareholders of record. Since completion of the Bank's organization there has been a limited market for its shares. The following table sets forth the high and low bid information for the period indicated.


                                   Year Ended                 Year Ended
                                December 31, 2005          December 31, 2004
                               -------------------       --------------------
                                High          Low         High          Low
         First Quarter         $34.50       $32.90       $38.00       $36.50
         Second Quarter        $34.00       $31.90       $38.00       $31.50
         Third Quarter         $33.00       $30.55       $34.50       $30.70
         Fourth Quarter        $33.50       $30.10       $37.25       $33.15


     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

Dividends

    The Bank's shareholders are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefore. Connecticut law prohibits the Bank from paying cash dividends except from its net profits, which are defined by state statutes. The Bank declared and paid cash dividends of $334,163 during 2005. The Bank declared and paid cash dividends of $297,128 during 2004.

    The Bank did not repurchase any of its securities during the fourth quarter of 2005.

Corporate Information
-------------------------------------------------------------------------------

                     The Simsbury Bank & Trust Company, Inc.
                              981 Hopmeadow Street
                                  P.O. Box 248
                        Simsbury, Connecticut 06070-0248
                                 (860) 658-BANK
                               Fax: (860) 651-5942
                              www.simsburybank.com



     Notice of Shareholders' Meeting
     -------------------------------
     The Annual Meeting of Shareholders of SBT Bancorp, Inc., the bank holding company for The Simsbury Bank & Trust Company, Inc., will be held at 5:00 p.m. on Tuesday, May 9, 2006 at 981 Hopmeadow Street, Simsbury, Connecticut.


     Independent Auditors                       Legal Counsel
     --------------------                       -------------
     Shatswell, MacLeod & Company, P.C.         Day, Berry & Howard, LLP
     83 Pine Street                             Counselors at Law
     West Peabody, MA  01960-3635               CityPlace I
                                                Hartford, CT  06103-3499

     Transfer Agent                             Shareholder Contact
     --------------                             -------------------
     American Stock Transfer & Trust Company    Susan D. Presutti
     40 Wall Street                             The Simsbury Bank &
                                                   Trust Company, Inc.
     New York, NY 10005                         981 Hopmeadow Street
     Shareholder Relations:  (800) 937-5449     Simsbury, CT  06070
                                                (860) 408-5493
     Trading Symbol:     SBTB
     --------------

COPIES OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB WILL BE FORWARDED WITHOUT CHARGE UPON WRITTEN REQUEST TO:

                        Jane F. von Holzhausen, Secretary
                     The Simsbury Bank & Trust Company, Inc.
                              981 Hopmeadow Street
                                  P.O. Box 248
                             Simsbury, CT 06070-0248

Directors, Officers and Employees
--------------------------------------------------------------------------------

Board of Directors


*Chairman of Committee

Lincoln S. Young
Chairman of the Board
Retired Chief Executive Officer
Turbine Engine Services Corp.
   Corporate Governance Committee*
   Executive Committee
   Investment Services Committee
   Loan Committee
   Personnel Committee
   Marketing and Public Relations
         Committee

Robert J. Bogino
Vice Chairman
Retired President and Co-Owner
Bogino & DeMaria, Inc
   Audit and Compliance Committee
   Corporate Governance Committee
   Executive Committee
   Investment Services Committee
   Loan Committee*

James T. Fleming
Commissioner
   Department of Public Works
State of Connecticut
   Audit and Compliance Committee
   Corporate Governance Committee
   Marketing and Public Relations Committee

Martin J. Geitz
President and Chief Executive Officer
The Simsbury Bank and Trust Company
   Executive Committee
   Investment Services Committee
   Loan Committee
   Marketing and Public Relations Committee

Edward J. Guarco
Vice President
State Line Oil
   Audit and Compliance Committee
   Personnel Committee

Gary R. Kevorkian
Attorney at Law
   Loan Committee
   Personnel Committee

Barry R. Loucks
Retired President and CEO
The Simsbury Bank & Trust Company
   Executive Committee*
   Loan Committee
   Marketing and Public Relations Committee

George B. Odlum, Jr., DMD
General Dentistry
   Audit and Compliance Committee*
   Executive Committee
David W. Sessions
President and Treasurer
Casle Corporation
   Executive Committee
   Loan Committee
   Personnel Committee*

Jane F. von Holzhausen
Secretary
Retired Sales Manager
Prudential Connecticut Realty
   Corporate Governance Committee
   Executive Committee
   Marketing and Public Relations Committee*

Penny R. Woodford
Real Estate Agent
Coldwell Banker Residential Brokerage
   Audit and Compliance Committee
   Marketing and Public Relations Committee

OFFICERS

Martin J. Geitz
President and Chief Executive Officer

Anthony F. Bisceglio, Ph.D.
Executive Vice President, Treasurer and Chief Financial Officer

Charles D. Forgie
Executive Vice President and
Chief Lending Officer

Terry L. Boulton
Senior Vice President and Chief Retail Banking Officer

Jane F. von Holzhausen
Secretary

Vice Presidents
Richard A. Bahre
Robert A. Francolini
H. Holbrook Hyde, Jr. Janice L. Zdun

Assistant Vice Presidents
Brian D. Belyea
Gladden R. Keyes
Jeffrey J. Levitsky
Susan D. Presutti, Assistant Secretary
Sophie S. Stevens
Barbara J. Wallace

Assistant Treasurers
Christine A. Gates
Michelle T. Hagan
Barbara J. Hanifin
Karen G. Jepeal
Kim A. McDonald
Craig S. Porter
Directors Emeriti

Richard C. Anthony
Chairman
Weekapaug Foundation for Conservation

Robert B. August
Attorney at Law

Modesto F. Brunoli
Retired President
Fred Brunoli & Sons, Inc

Jackson F. Eno
Vice President
Morgan Stanley

Evan W. Woollacott
Retired Vice Chairman and Commissioner
Connecticut D.P.U.C.

EMPLOYEES

Dianna S. Anderson
Dana F. Boardman
Erin A. Bowe
Alexandra S. Bullard
Margot M. Byrne
Katherine P. Cain
Nicole A. Dietz
Samantha L. Dileo
S. Thomas Edge
Marilyn E. Ehrhardt
Lori L. Ethier
Deborah A. Fochesato
Pamela S. Ford
Beate E. Forst
Shirley T. Gentry
Juliana R. Gingerich
Barbara A. Holcomb
Jo-Ann Horton
Ulrike R. Johnson
Regina M. Keith
Tina M. Kuracz
Elizabeth C. Lenhart
Francine T. Love
Lauren S. McCoy
Catherine L. Miller
Lisa A. Morgan
Shawna L. Morin
Irene P. Najman
Alan G. Pollack
Patricia A. Pschirer
Margaret E. Rose
Susan L. Sawyer
Irene S. Smith
Karen E. Storms
Maria Theodoratos
Susan Truss
Debra K. Warren
Hilary M. Wilson

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2006.

                                     SBT BANCORP, INC.+

                                     By:  /s/
                                         -----------------------------
                                           Martin J. Geitz
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                        Capacity                       Date
           ----                        --------                       ----

 /s/                                   President and              March 24, 2006
---------------------------       Chief Executive Officer
Martin J. Geitz

 /s/                             Executive Vice President,        March 24, 2006
---------------------------    Chief Financial Officer and
Anthony F. Bisceglio             Chief Accounting Officer


 /s/                                   Director                   March 24, 2006
---------------------------
Robert J. Bogino

 /s/                                   Director                   March 24, 2006
---------------------------
James T. Fleming

 /s/                                   Director                   March 24, 2006
---------------------------
Edward J. Guarco

 /s/                                   Director                   March 24, 2006
---------------------------
Gary R. Kevorkian

 /s/                                   Director                   March 24, 2006
---------------------------
Barry R. Loucks

 /s/                                   Director                   March 24, 2006
---------------------------
George B. Odlum, Jr., DMD

 /s/                                   Director                   March 24, 2006
---------------------------
David W. Sessions

 /s/                                   Director                   March 24, 2006
---------------------------
Jane F. von Holzhausen

 /s/                                   Director                   March 24, 2006
---------------------------
Penny R. Woodford

 /s/                                   Director                   March 24, 2006
---------------------------
Lincoln S. Young


----------
+ The Registrant, SBT Bancorp, Inc., became a holding company for The Simsbury Bank & Trust Company, Inc. pursuant to a reorganization that became effective as of March 2, 2006. On March 7, 2006, SBT Bancorp, Inc. filed a Current Report on Form 8-K12(g)(3) succeeding to the registration of The Simsbury Bank & Trust Company, Inc. pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934.

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
3(i)            Certificate of Incorporation (incorporated by reference to
                Exhibit (b)(1)(a) of the Bank's Form F-1 dated April 26, 1996)

3(ii) Bylaws (incorporated by reference to Exhibit (b)(1)(b) of the Bank's Form F-1 dated April 26, 1996 except for Section 3.2 as amended on January 19, 2000 and incorporated by reference to the Bank's Form 10-KSB dated March 30, 2000 and Section 3.4 as amended October 22, 2003)

4 Specimen Common Stock Certificate (incorporated by reference to Exhibit (b)(3) of the Bank's Form F-1 dated April 26, 1996)

10.1 Employment Agreement, dated as of September 1, 2004, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.13 of the Bank's 10-QSB dated November 12, 2004)

10.2 Employment Agreement, dated as of February 6, 2004, by and between the Bank and Charles D. Forgie and amended as of November 15, 2005 filed herewith

10.3 Employment Agreement, dated as of February 6, 2004, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.3 of the Bank's Form 10-KSB dated March 17, 2004)

10.4 Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Charles D. Forgie (incorporated by reference to Exhibit 10.5 of the Bank's 10-KSB dated March 17, 2004)

10.5 Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.6 of the Bank's 10-KSB dated March 17, 2004)

10.6 Change in Control Agreement, dated as of July 30, 1999, by and between the Bank and Charles D. Forgie (incorporated by reference to Exhibit 10.7 of the Bank's 10-KSB dated March 17,
                2004)

10.8 Change in Control Agreement, dated as of July 30, 1999, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.8 of the Bank's 10-KSB dated March 17,
                2004)

13 2005 Annual Report (except for those portions expressly incorporated by reference, the 2005 Annual Report is furnished for informational purposes and is not to be deemed filed as part of this Form 10-KSB)

14 Code of Ethics (incorporated by reference to Exhibit 14 of the Bank's 10-KSB dated March 17, 2004)

21 Subsidiaries (incorporated by reference to Exhibit 21 of the Bank's 10-KSB dated March 19, 2003)

31.1            Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief
                Executive Officer

31.2            Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief
                Financial Officer

32.1            Section 1350 Certification by Chief Executive Officer

32.2            Section 1350 Certification by Chief Financial Officer