Form 10QSB
period 2006-03-31
SBT Bancorp, Inc.
filed 2006-05-15
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

     For the quarterly period ended March 31, 2006
                                    --------------

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _______ to __________

                        Commission file number: 000-51832

                                SBT Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     Connecticut                                            20-4346972
--------------------------------------------    --------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification Number)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT             06070
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (860) 408-5493
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X             No
   ---              ---

     Indicate by check mark whether the registrant is a shell company (as
defined by Rule 12b-2 of the Exchange Act).  Yes      No  X
                                                ---      ---

     As of March 31, 2006, the registrant had outstanding 840,897 shares of its Common Stock, no par value.

     Transitional Small Business Disclosure Format (check one):

     Yes          No   X
        ---           ---



                                      INDEX

                                SBT Bancorp, Inc.

                                                                                                      Page No.
                                                                                                      --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

         Condensed Consolidated Balance Sheets as of March 31, 2006 and 2005 (unaudited)
         and December 31, 2005                                                                            3

         Condensed Consolidated Statements of Income for the Three Months Ended March 31,
         2006 and 2005 (unaudited)                                                                        4

         Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three
         Months Ended March 31, 2006 and 2005 (unaudited)                                                 5

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2006 and 2005 (unaudited)                                                              6


         Notes to Condensed Consolidated Financial Statements - (unaudited)                             7 - 8


Item 2.  Management's Discussion and Analysis of  Financial Conditions and Results of Operations        9 - 14

Item 3.  Controls and Procedures                                                                         15

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                                               16

SIGNATURES                                                                                               17

EXHIBIT INDEX                                                                                            18


                         PART I - FINANCIAL INFORMATION

                                SBT BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands, except for share amounts)

                                                                                    03/31/06       12/31/05        3/31/05
                                                                                    --------       --------        -------
                                                                                 (Unaudited)                   (Unaudited)
ASSETS
------
     Cash and due from banks                                                        $  6,751       $  9,349      $   5,303
     Interest-bearing deposits with the Federal Home Loan Bank                            37              8              2
     Federal funds sold                                                                6,700                         7,515
                                                                                                      6,767
     Money market mutual funds                                                           103             59            486
                                                                                    --------       --------        -------
         Cash and cash equivalents                                                    13,591         16,183         13,306
     Investments in available-for-sale securities (at fair value)                     44,214
                                                                                                     40,231         37,811
     Federal Home Loan Bank stock, at cost                                               966            966            966
     Loans held-for-sale                                                                   -              -            245

     Loans                                                                           149,052        147,526        141,848
               Less allowance for loan losses                                          1,712          1,720          1,702
                                                                                    --------       --------        -------
                        Loans, net                                                   147,340        145,806        140,146

     Premises and equipment
                                                                                       1,003          1,006            539
     Accrued interest receivable                                                         827            794            748

     Bank owned life insurance                                                         2,718          2,681          2,574
     Other assets
                                                                                       2,243          1,878          1,806
                                                                                    --------       --------        -------
         TOTAL ASSETS                                                              $ 212,902      $ 209,545      $ 198,141
                                                                                    ========       ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
     Demand deposits                                                                $ 31,474       $ 36,075       $ 27,374
     Savings and NOW deposits                                                         93,759         92,478        106,731
     Time deposits                                                                    69,787         62,563         46,654
                                                                                    --------       --------        -------
         Total deposits                                                              195,020        191,116        180,759

Securities sold under agreements to repurchase                                         1,376          2,313          1,675
Due to broker                                                                              -              -            500
Other liabilities                                                                        784            740            666
                                                                                    --------       --------        -------
         Total liabilities                                                           197,180        194,169        183,600
                                                                                    --------       --------        -------
Stockholders' equity:
    Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 840,897 shares on 3/31/06; 838,528 shares
         on 12/31/05; and 834,033 shares on 3/31/05                                    8,523          8,457          8,379
    Retained earnings                                                                  7,757          7,474          6,559
    Accumulated other comprehensive loss                                                (558)          (555)          (397)
         Total stockholders' equity                                                   15,722         15,376         14,541
                                                                                    --------       --------        -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 212,902      $ 209,545      $ 198,141
                                                                                    ========       ========        =======

                     See accompanying notes to the condensed consolidated financial statements




                                SBT BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

         (Dollars in thousands, except for share and per share amounts)

                                                                    For the three months ended
                                                                  -------------------------------
                                                                    3/31/06           3/31/05
                                                                  -------------     -------------
Interest and dividend income
   Interest and fees on loans                                         $  2,142          $  1,905
   Investment securities                                                                     362
                                                                           425
   Federal funds sold and overnight deposits                                62                29
                                                                 --------------     -------------
      Total interest and dividend income                                 2,629             2,296
                                                                 --------------     -------------

Interest expense
   Deposits                                                                736               425
   Repurchase agreements                                                     7                 6
   Federal Home Loan Bank advances                                           -                 2
                                                                 --------------     -------------
      Total interest expense                                               743               433
                                                                 --------------     -------------

      Net interest and dividend income                                   1,886             1,863

Provision for loan losses                                                    -                 -
                                                                  -------------     -------------

      Net interest and dividend income after provision for loan
      losses                                                             1,886            1,863
                                                                 --------------     ------------

Noninterest income
   Service charges on deposit accounts                                      75               68
   Other service charges and fees                                          118               93
   Increase in cash surrender value of life insurance policies              37               30
   Gains on loans sold                                                       3               12
   Other income                                                             10               15
                                                                 --------------     ------------
      Total noninterest income                                             243              218
                                                                 --------------     ------------

Noninterest expense
   Salaries and employee benefits                                          896              726
   Premises and equipment                                                  295              233
   Advertising and promotions                                               77               74
   Forms and supplies                                                       56               35
   Professional fees                                                        78               76
   Directors' fees                                                          37               41
   Correspondent charges                                                    47               47
   Postage                                                                  26               23
   Other expenses                                                          195              173
                                                                  -------------     ------------
       Total noninterest expense                                         1,707            1,428
                                                                  -------------     ------------

Income before taxes                                                        422              653

Income tax provision                                                       139              228
                                                                  -------------     ------------

Net income                                                              $   283          $  425
                                                                  =============     ============

Comprehensive income                                                     $  280          $  227
                                                                  =============     ============

Net income per share, basic                                             $  0.34          $ 0.51
                                                                  =============     ============
Average shares outstanding, basic                                       840,001         831,339
                                                                  =============     ============
Net income per share, assuming dilution                                 $  0.33          $ 0.50
                                                                  =============     ============
Average shares outstanding, assuming dilution                           856,223         852,169
                                                                  =============     ============

           See accompanying notes to the condensed consolidated financial statements



                                SBT BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                             (Dollars in thousands)



                                                        Common          Retained        Accumulated Other
                                                        Stock           Earnings        Comprehensive Loss            Total
                                                      -----------    ---------------    -------------------    ---------------
Balance, December 31, 2004                               $ 8,320         $    6,134            $     (199)           $ 14,255
Comprehensive income
    Net Income                                                                  425
    Net change in unrealized holding loss on
       available-for-sale securities, net of tax                                                     (198)
       effect
             Comprehensive income                                                                                         227

Proceeds from exercise of stock options                       59                                                           59
                                                      -----------    ---------------    -------------------    ---------------

Balance, March 31, 2005                                  $ 8,379         $    6,559            $     (397)          $  14,541
                                                       ==========   ================     ==================     ==============

Balance, December 31, 2005                               $ 8,457         $    7,474            $     (555)          $  15,376
Comprehensive income
    Net Income                                                                  283
    Net change in unrealized holding loss on
       available-for-sale securities, net of tax                                                       (3)
       effect
             Comprehensive income                                                                                         280

Recognition of stock-based compensation expense               28                                                           28

Proceeds from exercise of stock options                       38                                                           38
                                                      -----------    ---------------    -------------------    ---------------

Balance, March 31, 2006                                  $ 8,523         $    7,757            $     (558)          $  15,722
                                                       ==========   ================     ==================     ==============

Accumulated other comprehensive loss as of March 31, 2006 and 2005 consists of net unrealized holding losses on available-for-sale securities, net of taxes.

                     See accompanying notes to the condensed consolidated financial statements


                                SBT BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                                                        For the three months ended
                                                                                     ---------------------------------
                                                                                        3/31/06            3/31/05
                                                                                     ---------------    --------------

Cash flows from operating activities:
     Net income                                                                            $   283            $   425
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Decrease in loans held-for-sale                                                        -                495
          Depreciation and amortization                                                         65                 42
          Increase in interest receivable                                                      (33)               (23)
          Increase in interest payable                                                           5                  6
          Increase in prepaid expenses                                                         (36)              (312)
          Net amortization of securities                                                        12                 22
         (Decrease) increase in unearned income                                                 (9)                14
          Recognition of stock based compensation expense                                       28                  -
          Increase in other liabilities                                                         39                 80
          Increase in other assets                                                            (364)              (126)
                                                                                     --------------    ---------------

     Net cash (used in) provided by operating activities                                      (10)                623
                                                                                     --------------    ---------------

Cash flows from investing activities:
      Maturity of interest-bearing time deposit with other bank                                  -                500
      Purchases of investment securities available-for-sale                                 (4,874)              (498)
      Maturities of investment securities available-for-sale                                   874              1,324
      Loan originations and principal collections, net                                      (1,525)             1,069
      Capital expenditures                                                                     (62)               (14)
                                                                                      -------------   ----------------

      Net cash (used in) provided by investing activities                                   (5,587)             2,381
                                                                                      -------------   ----------------

Cash flows from financing activities:
      Net decrease in demand, NOW, money market and savings deposits                        (3,320)            (3,687)
      Net increase in time deposits                                                          7,224              1,314
      Net decrease in securities sold under agreements to repurchase                          (937)              (512)
      Net change in short term advances with the Federal Home Loan Bank                          -             (2,000)
      Proceeds from exercise of stock options                                                   38                 59
                                                                                      -------------   ----------------

      Net cash provided by (used in) financing activities                                    3,005             (4,826)
                                                                                      -------------   ----------------

Net decrease in cash and cash equivalents                                                    (2,592)           (1,822)
Cash and cash equivalents at beginning of period                                             16,183
                                                                                                               15,128
                                                                                      --------------   ---------------
Cash and cash equivalents at end of period                                                $  13,591        $   13,306
                                                                                      ==============   ===============

Supplemental disclosures:
      Interest paid                                                                       $    738                427
      Income taxes paid                                                                         66                 60

                     See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity of SBT Bancorp, Inc. (the "Company") and The Simsbury Bank & Trust Company, Inc. (the "Bank") for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2005.


NOTE 2 - STOCK BASED COMPENSATION

     At March 31, 2006, the Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). This Statement revised SFAS No. 123, "Accounting for Stock Based Compensation" and superceded Accounting Principles Board ("APB") Opinion No.25, " Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for its fixed stock option plans. During the three months ended March 31, 2006, the Company recognized $28,000 in stock-based employee compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation during the three month period ended March 31, 2005.

                                                                                    For the Quarter Ended
                                                                                       March 31, 2005
                                                                                       --------------

         Net income, in thousands, as reported                                               $425
         Deduct:  Total stock-based employee compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                                          19
                                                                                          -------
         Pro forma net income                                                                $406
                                                                                             ====

         Earnings per share:
           Basic - as reported                                                              $0.51

           Basic - pro forma                                                                $0.49

           Diluted - as reported                                                            $0.50

           Diluted - pro forma                                                              $0.48

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supercedes APB Opinion No.25, " Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted SFAS 123R. See Note 2.

NOTE 4 - EARNINGS PER SHARE

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
        ------------------------------------------------------------------------

Forward Looking Statements

     When used in the Company's Form 10-QSB (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended March 31, 2006. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board ("Fed"); customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.

     Forward-looking statements included in this Quarterly Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

General

     Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company's financial condition, results of operations, and liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company. All adjustments, which, in the opinion of management, are necessary in order to make the consolidated financial statements not misleading have been made.

     On March 2, 2006, the Company and the Bank completed a reorganization whereby the Bank became a wholly-owned subsidiary of the Company and the former shareholders of the Bank became shareholders of the Company. The Company's primary business is its investment in the Bank, which is a community oriented financial institution providing a variety of banking and investment services. The Bank offers a full range of banking services including commercial loans, term real estate loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and travelers' checks, safe deposit and other customary non-deposit banking services to consumers and businesses in northcentral Connecticut.

     The Bank offers investment products and services to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank that was created on January 3, 2003, and its affiliation with the securities broker/dealer Infinex Financial Services.

     Disclosure of the Company's significant accounting policies is included in
Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. One of these significant policies relates to the provision for loan losses. See the heading "Provision for Loan Losses" below for further details about the Bank's current provision.

Results of Operation

Net Interest Income and Net Interest Margin

     The Company's earnings depend largely upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, including interest paid on deposits. This difference is "net interest income." The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets. The Company's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net yield on interest-earning assets is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Bank's loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the Bank's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Fed.

     Net interest income, which totaled $1,886,000 and $1,863,000 for the quarters ended March 31, 2006 and 2005, respectively, has increased each year since the Bank began operations in March 1995. The majority of this increase has been due to an increase in the volume of the Bank's earning assets. Earning assets have grown to $199 million on March 31, 2006 as compared to $187 million on March 31, 2005. The Bank's net interest margin, defined as the net yield on earning assets, decreased from 3.98% for the quarter ending March 31, 2005 to 3.85% for the quarter ending March 31, 2006. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits, decreased from 3.78% for the quarter ending March 31, 2005 to 3.51% for the quarter ending March 31, 2006. The Bank's yield on interest-earning assets increased during the first three months of 2006 to 5.37% as compared to 4.91% for the first quarter of 2005 while the cost of deposits increased from 1.13% for the quarter ending March 31, 2005 to 1.86% for the quarter ending March 31, 2006. The rising interest rate environment prevalent throughout 2005 and into 2006 has caused the Bank to raise the interest that it pays on deposits faster than it has been able to raise the interest that it receives on loans and other interest-earning assets.

Provision for Loan Losses

     The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by Management based on such factors as historical experience, the volume and type of lending conducted by the Bank, the amount of non-performing loans, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Bank's portfolio.

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as needed. The total allowance for loan losses at March 31, 2006 was $1,712,000 or 1.15% of outstanding loans as compared to $1,702,000 or 1.20% of outstanding loans as of March 31, 2005. The Bank did not record a provision for loan losses during the quarters ended March 31, 2005 and 2006. The Bank charged off two loans for a total of $7,500 during the first quarter of 2006. The Bank did not charge off any loans during the first quarter of 2005. During the quarter ended March 31, 2006, the Bank recovered $100 on loans previously charged off. During the quarter ended March 31, 2005, the Bank did not recover any loans previously charged off. The Bank believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

     Noninterest income for the first quarter of 2006 was $243,000, an increase of $25,000 from the first quarter of 2005. The majority of this increase was due to an increase in other service charges collected by the Bank. At March 31, 2006, the Bank had approximately 19,600 deposit accounts, 2,300 or 13% more than the approximately 17,300 accounts at the end of the first quarter 2005. The major portion of noninterest income is derived from service and overdraft charges.

     Noninterest expense for the first quarter of 2006 was $1,707,000, an increase of $279,000, over first quarter 2005 expense of $1,428,000. Salaries and benefits increased in 2006 due to increased staffing, primarily for the Bank's new Canton branch, and the requirements of SFAS 123-R, "Accounting for Share Based Payments." Premises and equipment increased in 2006 due to the opening of the Bank's new Canton branch. The Bank's operating expense ratios remain favorable versus its peers. The ratio of annualized operating expenses to average assets was 3.31% for the first quarter of 2006 as compared to 2.91% for the first quarter of 2005.

     During the first quarters of 2006 and 2005, salaries and employee benefits comprised approximately 52% and 51%, respectively, of total noninterest expense. Other major categories included premises and equipment at approximately 17% and 16% in the first quarter of 2006 and 2005, respectively, professional fees at approximately 5% in the first quarter of both 2005 and 2006, and advertising and promotions at approximately 5% in the first quarter of both 2005 and 2006.

Earings Per Share

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

Financial Condition

Investment Portfolio

     In order to maintain a reserve of readily salable assets to meet the Bank's liquidity and loan requirements, the Bank purchases United States Treasury securities and other investments. Sales of "Federal Funds" (short-term loans to other banks) are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At March 31, 2006, the Bank had fourteen securities with a book value totaling $5,833,353 pledged for such purposes. At March 31, 2005, the bank had sixteen securities with a book value totaling $6,569,578 pledged for such purposes.

     As of March 31, 2006 and 2005, the Bank's investment portfolio consisted of U.S. Government and Agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities and U.S. Government sponsored Agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

Loan Portfolio

     The Bank's commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and "term loans," which are loans with maturities normally ranging from one year to twenty-five years (although currently the Bank has no loans with maturities greater than twenty years). Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

     The Bank's construction loans are primarily interim loans made by the Bank to finance the construction of commercial and single family residential property. These loans are typically short-term. The Bank will make loans for speculative housing construction or for acquisition and development of raw land.

     The Bank's other real estate loans consist primarily of loans made based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. It is the Bank's policy to restrict real estate loans to no more than 50% to 80% of the lower of the appraised value or the purchase price of the property depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on such loans typically range from five to twenty years, however, loans guaranteed by the Small Business Administration ("SBA") and certain other real estate loans easily sold in the secondary market may be made for longer maturities. The Bank has been designated a Certified Lender by the SBA. As an originator of SBA loan products, the Bank can originate SBA loans including loans with guarantees which will mitigate the Bank's risk on certain commercial loans. The Bank's SBA loans are categorized as commercial or real estate - commercial depending on the underlying collateral. Also, the Bank has been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

     The Bank entered into an agreement with Resource Mortgage Solutions ("RMS"), formerly RBMG, Inc., in 2002 to sell mortgage loans originated by the Bank to RMS. During the three months ended March 31, 2006, the Bank sold three loans with a principal balance of $423,000 to RMS resulting in gains of approximately $3,000 for the Bank as compared with the three months ended March 31, 2005, in which the Bank sold six loans with a principal balance of $1,234,000 to RMS resulting in gains of approximately $12,000 for the Bank.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank entered into an agreement with BCI Financial Corp ("BCI") in 2001 to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of March 31, 2006, the Bank had approximately $9,777,000 in auto loans purchased from BCI on its books as compared with March 31, 2005, at which time the Bank had approximately $10,199,000 in auto loans purchased from BCI on its books.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank's capital and reserves. Credit equaling an additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of March 31, 2006, the Bank's lending limits were $2,594,949 and $4,324,915, respectively. As of March 31, 2005, these lending limits were $2,436,452 and $4,060,753, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries. However, as of March 31, 2006, approximately 73% of the Bank's loans were secured by residential real property located in Connecticut as compared with March 31, 2005, when approximately 74% of the Bank's loans were secured by residential real property located in Connecticut.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had one nonaccrual loan with a balance of approximately $31,000 at March 31, 2006. The Bank had one nonaccrual loan with a balance of approximately $6,000 at March 31, 2005.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of March 31, 2006 and 2005, no OREO was held by the Bank.

     Nonpayment of loans is an inherent risk in the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and ultimately, the credit worthiness of the borrower. In order to minimize this credit risk, the Bank requires that most loans be approved by at least two officers, one of whom must be an executive officer. Commercial loans greater than $100,000 as well as other loans in certain circumstances must be approved by the Board of Directors' Loan Committee.

     The Bank also maintains a program of annual review of certain new and renewed loans by an outside loan review consultant. Loans are graded from "pass" to "loss", depending on credit quality, with "pass" representing loans that are fully satisfactory as additions to the Bank's portfolio. These are loans which involve a degree of risk that is not unwarranted given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment. Classified loans identified in the review process are added to the Bank's Internal Watchlist and an allowance for credit losses is established for such loans if appropriate. Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking at which times a further review of loans is conducted.

     There were nineteen classified loans with combined outstanding balances of $2,659,765 as of March 31, 2006. There were sixteen classified loans with a combined outstanding balance of $1,889,061 as of March 31, 2005.

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

Deposits

     Deposits are the Bank's primary source of funds. At March 31, 2006, the Bank had a deposit mix of 30% checking, 34% savings and 36% certificates. The Bank's net interest income is enhanced by its percentage of noninterest bearing deposits. As of March 31, 2005, the deposit mix was 30% checking, 44% savings and 26% certificates. At March 31, 2006, sixteen percent of the total deposits of $195.0 million were noninterest bearing as compared with March 31, 2005, at which time fifteen percent of the Bank's total deposits of $180.8 million were noninterest bearing. As of March 31, 2006 and 2005, the Bank had $5,512,000 and $8,328,000, respectively, in deposits from public sources.

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

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. However, the Bank has not accepted and the Bank does not anticipate accepting "brokered deposits" in the near future.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal Funds sold, and available-for-sale securities. As of March 31, 2006, the Bank's liquidity ratio was 29.6%, defined as the sum of $6.7 million in Federal Funds sold, $44.214 million in available-for-sale securities, and $6.891 million in cash and due from banks, interest-bearing deposits with the Federal Home Loan Bank and money market mutual funds as a percentage of deposits. This ratio was 28.3% at March 31, 2005 defined as the sum of $7.515 million in Federal Funds sold, $37.811 million in available-for-sale securities, and $5.791 million in cash and due from banks, interest-bearing deposits with the Federal Home Loan Bank and money market mutual funds as a percentage of deposits.

     The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In its overall attempt to match assets and liabilities, Management takes into account rates and maturities offered in connection with its certificates of deposit and by offering variable rate loans. The Bank has generally been able to control its exposure to changing interest rates by maintaining floating interest rate loans and shorter term investments and a majority of its time certificates in relatively short maturities.

     The Board of Director's Executive Committee meets at least quarterly to monitor the Bank's investments and liquidity needs and oversees its asset-liability management. In between meetings of the Committee, the Bank's Management oversees the Bank's liquidity.

Capital Reserve

     The banking industry is subject to capital adequacy requirements based on risk-adjusted assets. The risk-based guidelines are used to evaluate capital adequacy, and are based on the institution's asset risk profile, including investments and loans, and off-balance sheet exposures, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1. Tier 1 capital is the aggregate of common shareholders' equity and perpetual preferred stock, less goodwill and certain other deductions. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to certain limitations. Leverage ratio is defined as Tier 1 capital divided by average assets.

     At March 31, 2006 and 2005, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

Inflation

     The impact of inflation on financial institutions may differ significantly from the impact exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and as to value. This is especially true for companies with a high percentage of interest rate sensitive assets and liabilities, such as the Bank. Banks seek to reduce the impact of inflation by managing the interest rate sensitivity gap. The Bank attempts to manage its interest rate sensitivity gap and to structure its mix of financial instruments in order to minimize the potential adverse effects of inflation or other market forces on its net interest income and therefore its earnings and capital.

     Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through March 31, 2006, inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Fed. Based on the Bank's interest rate sensitivity position, the Bank benefits in the short term from rising interest rates and is adversely affected by falling interest rates. As such, indirectly, the management of the money supply by the Fed to control the rate of inflation has an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Recent Accounting Pronouncements

     Effective January 1, 2006, the Company adopted Statement of Financial Standards No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based upon on estimated fair values. Information regarding the Company's adoption of SFAS 123R and its effect upon the consolidated financial statements and the financial condition of the Company is provided in Notes 2 and 3 to the consolidated financial statements of this Form 10-QSB. Future compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.

Item 3.  Controls and Procedures

     The Company has initiatives in place to ensure compliance with the Sarbanes-Oxley Act of 2002 (the "Act"). The Bank has an Internal Compliance Committee that is responsible for the monitoring of and compliance with all federal regulations. This committee makes reports on compliance matters to the Audit and Compliance Committee of the Board of Directors.

Evaluation of Disclosure Control Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

     As used herein, "disclosure controls and procedures" mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits
         --------

   (a)    Exhibits.


                  Exhibit No.     Description
                  -----------     -----------
                  2               Agreement and Plan of Reorganization, dated as of February 15, 2006, by and among The Simsbury Bank and Trust Company, Inc., SBT Interim Bank,
                                  and SBT Bancorp, Inc. (incorporated by reference to Exhibit 2.1 the
                                  Company's Form 8K12G3 filed with the Securities and Exchange Commission on March 7, 2006)

                  3(i)            Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form 8K12G3 filed with the Securities and Exchange
                                  Commission on March 7, 2006)

                  3(ii)           Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8K12G3 filed with the Securities and Exchange Commission on March 7, 2006)

                  4               Specimen Common Stock Certificate

                  21              Subsidiaries

                  31.1            Section Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

                  31.2            Section Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

                  32.1            Section 1350 Certification by Chief Executive Officer

                  32.2            Section 1350 Certification by Chief Financial Officer


SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SBT BANCORP, INC.


Date:  May 12, 2006                         By:     /s/ Martin J. Geitz
                                                 -------------------------------
                                                  Martin J. Geitz
                                                  Chief Executive Officer


Date:  May 12, 2006                         By:     /s/ Anthony F. Bisceglio
                                                 -------------------------------
                                                  Anthony F. Bisceglio
                                                  Chief Financial Officer


                                  EXHIBIT INDEX


                  2             Agreement and Plan of Reorganization, dated as of February 15, 2006, by and among The Simsbury Bank and Trust Company, Inc., SBT Interim Bank, and
                                SBT Bancorp, Inc. (incorporated by reference to Exhibit 2.1 the Company's
                                Form 8K12G3 filed with the Securities and Exchange Commission on March 7,
                                2006)

                  3(i)          Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form 8K12G3 filed with the Securities and Exchange
                                Commission on March 7, 2006)

                  3(ii)         Bylaws (incorporated by reference to Exhibit 3.2
                                of the Company's Form 8K12G3 filed with the
                                Securities and Exchange Commission on March 7,
                                2006)

                  4             Specimen Common Stock Certificate

                  21            Subsidiaries

                  31.1          Section Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

                  31.2          Section Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

                  32.1          Section 1350 Certification by Chief Executive Officer

                  32.2          Section 1350 Certification by Chief Financial Officer
