Form 10QSB
period 2006-06-30
SBT Bancorp, Inc.
filed 2006-08-14
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2006
                                    -------------

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _______ to __________

     Commission file number 000-51832

                                SBT Bancorp, Inc.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     Connecticut                                       20-4346972
---------------------------------          ------------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                   Identification Number)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT         06070
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

                                 (860) 408-5493
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__       No____


     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined by Rule 12b-2 of the Exchange Act). Yes ____    No __X__

     As of August 8, 2006, the registrant had outstanding 841,554 shares of its Common Stock, no par value.

     Transitional Small Business Disclosure Format (check one):

Yes____         No __X__



                                      INDEX

                                SBT Bancorp, Inc.
                                                                                                 Page No.

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Information

     Condensed Consolidated Balance Sheets as of June 30, 2006 and 2005 (unaudited)
     and December 31, 2005                                                                          3

     Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30,
     2006 and 2005 (unaudited)                                                                      4

     Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months
     Ended June 30, 2006 and 2005 (unaudited)                                                       5

     Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2006 and 2005 (unaudited)                                                       6

     Notes to Condensed Consolidated Financial Statements - (unaudited)                            7 - 8


Item 2.  Management's Discussion and Analysis of  Financial Conditions and Results of Operations   9 - 15

Item 3.  Controls and Procedures                                                                   16


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                       17

Item 6.  Exhibits                                                                                  17

SIGNATURES                                                                                         18

Exhibit Index                                                                                      19

                         PART I - FINANCIAL INFORMATION

                                SBT BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

              (Dollars in thousands, except for per share amounts)


                                                                          6/30/06      12/31/05     6/30/05
                                                                         ---------    ---------    ---------

                                                                        (Unaudited)               (Unaudited)
ASSETS
------
Cash and due from banks                                                  $   7,714    $   9,349    $   9,570
Interest bearing deposits with Federal Home Loan Bank                            4            8            9
Federal funds sold                                                           3,550        6,767        5,155
Money market mutual funds                                                       53           59           62
                                                                         ---------    ---------    ---------
    Cash and cash equivalents                                               11,321       16,183       14,796
Investments in available-for-sale securities (at fair value)                43,760       40,231       39,980
Federal Home Loan Bank stock, at cost                                          668          966          966
Loans                                                                      154,958      147,526      144,467
     Less allowance for loan losses                                          1,705        1,720        1,711
                                                                         ---------    ---------    ---------
                   Loans, net                                              153,253      145,806      142,756
Premises and equipment                                                       1,577        1,006          518
Accrued interest receivable                                                    912          794          760
Bank owned life insurance                                                    2,755        2,681        2,609
Other assets                                                                 2,151        1,878        1,722
                                                                         ---------    ---------    ---------
   TOTAL ASSETS                                                          $ 216,397    $ 209,545    $ 204,107
                                                                         =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
     Demand deposits                                                     $  35,401    $  36,075    $  32,444
     Savings and NOW deposits                                               89,763       92,478      102,143
     Time deposits                                                          70,668       62,563       51,889
                                                                         ---------    ---------    ---------
     Total deposits                                                        195,832      191,116      186,476
Federal Home Loan Bank Advance                                               3,000         --           --
Securities sold under agreements to repurchase                               1,416        2,313        2,130
Other liabilities                                                              694          740          680
                                                                         ---------    ---------    ---------
      Total liabilities                                                    200,942      194,169      189,286
                                                                         ---------    ---------    ---------
Stockholders' equity:
   Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 841,554 shares on 6/30/06; 838,528 shares
      on 12/31/05; 835,809 shares on 6/30/05                                 8,562        8,457        8,408
   Retained earnings                                                         7,602        7,474        6,651
   Accumulated other comprehensive loss                                       (709)        (555)        (238)
                                                                         ---------    ---------    ---------
       Total stockholders' equity                                           15,455       15,376       14,821
                                                                         ---------    ---------    ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 216,397    $ 209,545    $ 204,107
                                                                         =========    =========    =========


   See accompanying notes to the condensed consolidated financial statements.

                                SBT BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

              (Dollars in thousands, except for per share amounts)


                                                                         For the           For the six
                                                                       quarter ended       months ended
                                                                   -------------------   -------------------
                                                                   6/30/06     6/30/05    6/30/06   6/30/05
                                                                   --------   --------   --------   --------
Interest and dividend income
     Interest and fees on loans                                    $  2,252   $  1,968   $  4,394   $  3,873
     Investment securities                                              478        369        903        731
     Federal funds sold and overnight deposits                           41         47        103         76
                                                                   --------   --------   --------   --------
         Total interest and dividend income                           2,771      2,384      5,400      4,680
                                                                   --------   --------   --------   --------
Interest expense
     Deposits                                                           825        482      1,561        907
     Repurchase Agreements                                                7          6         14         12
     FHLB advances                                                       23       --           23          2
                                                                   --------   --------   --------   --------
         Total interest expense                                         855        488      1,598        921
                                                                   --------   --------   --------   --------
         Net interest income                                          1,916      1,896      3,802      3,759
Provision for loan losses                                              --           15       --           15
                                                                   --------   --------   --------   --------
     Net interest and dividend income after provision for loan
     losses                                                           1,916      1,881      3,802      3,744
                                                                   --------   --------   --------   --------
Noninterest income
     Service charges on deposit accounts                                 80         85        155        153
     Other service charges and fees                                     119        104        237        197
     Increase in cash surrender value of life insurance policies         36         30         73         60
     Gains on loans sold                                               --           11          3         23
     Other income                                                         5         12         15         27
                                                                   --------   --------   --------   --------
         Total noninterest income                                       240        242        483        460
                                                                   --------   --------   --------   --------
Noninterest expense
     Salaries and employee benefits                                     937        721      1,833      1,447
     Directors' fees                                                     36         42         73         83
     Premises and equipment                                             311        224        606        457
     Advertising and promotions                                         112         93        189        167
     Forms and supplies                                                  52         40        108         75
     Professional fees                                                  103         96        181        172
     Correspondent charges                                               52         47         99         94
     Postage                                                             25         27         51         50
     Other expenses                                                     244        192        439        365
                                                                   --------   --------   --------   --------
         Total noninterest expense                                    1,872      1,482      3,579      2,910
                                                                   --------   --------   --------   --------
         Income before income taxes                                     284        641        706      1,294
     Income tax provision                                                85        215        224        443
                                                                   --------   --------   --------   --------
         Net income                                                $    199   $    426   $    482   $    851
                                                                   ========   ========   ========   ========
     Comprehensive income                                          $     48          $   $    328          $
                                                                                              585        812
                                                                   ========   ========   ========   ========
     Net income per share, basic                                   $   0.24   $   0.51   $   0.57   $   1.02
                                                                   ========   ========   ========   ========
     Average shares outstanding, basic                              841,388    834,918    840,698    833,138
                                                                   ========   ========   ========   ========
     Net income per share, assuming dilution                       $   0.23   $   0.50   $   0.56   $   1.00
                                                                   ========   ========   ========   ========
     Average shares outstanding, assuming dilution                  855,790    853,699    855,928    852,937
                                                                   ========   ========   ========   ========


   See accompanying notes to the condensed consolidated financial statements.

                                SBT BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                             (Dollars in thousands)

                                                                                       Accumulated
                                                                                          Other
                                                        Common         Retained       Comprehensive
                                                        Stock          Earnings            Loss               Total
                                                      ----------    --------------    ---------------      -----------
Balance, December 31, 2004                               $ 8,320         $   6,134    $          (199)        $ 14,255

Comprehensive income
     Net income                                                                851
     Net change in unrealized holding gain on
       available-for-sale securities, net of tax                                                  (39)
       effect
            Comprehensive income                                                                                   812

Cash dividend paid                                                            (334)                               (334)

Proceeds from exercise of stock options                       88                                                    88
                                                      ----------   ---------------    -----------------    ------------
Balance, June 30, 2005                                   $ 8,408         $   6,651    $          (238)        $ 14,821
                                                      ==========   ===============    =================    ============
Balance, December 31, 2005                               $ 8,457         $   7,474    $          (555)        $ 15,376

Comprehensive income
     Net income                                                                482
     Net change in unrealized holding loss on
       available-for-sale securities, net of tax                                                  (154)
       effect
         Comprehensive income                                                                                      328

Cash dividend paid                                                            (354)                               (354)

Recognition of stock-based compensation expense               56                                                    56

Proceeds from exercise of stock options                       49                                                    49
                                                      ----------    --------------    -----------------    ------------
Balance, June 30, 2006                                   $ 8,562         $   7,602           $    (709)       $ 15,455
                                                      ==========    ==============    =================    ============

Accumulated other comprehensive loss as of June 30, 2006 and 2005 consists of net unrealized holding losses on available-for-sale securities, net of taxes.



   See accompanying notes to the condensed consolidated financial statements.

                                SBT BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Dollars in thousands)

                                                                             For the six months ended
                                                                             ------------------------
                                                                              6/30/06     6/30/05
                                                                              --------    --------
Cash flows from operating activities:
      Net income                                                              $    482    $    851
      Adjustments to reconcile net income to net cash provided by operating activities:
             Provision for loan losses                                            --            15
             Decrease in loans held for sale                                      --           740
             Depreciation and amortization                                         136          84
             Increase in interest receivable                                      (118)
                                                                                               (35)
             Increase in interest payable                                           19           9
             Increase in prepaid expenses                                          (16)       (303)
             Net amortization of securities                                         19          42
             (Decrease) increase in unearned income                                (34)         25
             (Decrease) increase in other liabilities                              (65)         91
             Increase in other assets                                             (156)       (117)
             Increase in cash surrender value of bank owned life insurance         (59)        (56)
             Recognition of stock-based compensation expense                        56        --
                                                                              --------    --------
      Net cash provided by operating activities                                    264       1,346
                                                                              --------    --------
Cash flows from investing activities:
       Maturity of interest-bearing time deposit with other bank                  --           500
       Purchases of available-for-sale securities                               (6,416)     (6,138)
       Maturities of available-for-sale securities                               2,616       4,535
       Redemption of Federal Home Loan Bank stock                                  298        --
       Loan origination and principal collections, net                          (7,413)     (1,566)
       Premium paid on life insurance policy                                       (15)        (15)
       Capital expenditures                                                       (710)        (33)
                                                                              --------    --------
       Net cash used in investing activities                                   (11,640)     (2,717)
                                                                              --------    --------
Cash flows from financing activities:
       Net decrease in demand, NOW, money market and savings deposits           (3,389)     (3,205)
       Net increase in time deposits                                             8,105       6,548
       Net decrease in repurchase agreements                                      (897)        (58)
       Net change in short term advances                                         3,000      (2,000)
       Cash dividends paid                                                        (354)       (334)
       Proceeds from exercise of stock options                                      49          88
                                                                              --------    --------
       Net cash provided by financing activities                                 6,514       1,039
                                                                              --------    --------
Net decrease in cash and cash equivalents                                       (4,862)       (332)
Cash and cash equivalents at beginning of period
                                                                                16,183      15,128
                                                                              --------    --------
Cash and cash equivalents at end of period                                    $ 11,321    $ 14,796
                                                                              ========    ========
Supplemental disclosures:
      Interest paid                                                              1,579         912
      Income taxes paid                                                            316         417



   See accompanying notes to the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

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


NOTE 2 - STOCK BASED COMPENSATION

     At June 30, 2006, the Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). This Statement revised SFAS No. 123, "Accounting for Stock Based Compensation" and superceded Accounting Principles Board ("APB") Opinion No.25, " Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for its fixed stock option plans. During the six months ended June 30, 2006, the Company recognized $56,000 in stock-based employee compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation during the six month period ended June 30, 2005.

                                                                                     For the Three       For the Six
                                                                                    Months Ended        Months Ended
                                                                                      June 30,2005        June 30,2005
                                                                                    --------------     ---------------
               Net income, in thousands, as reported                                     $426                $851
               Deduct:  Total stock-based employee compensation expense
                  determined under fair value based method for all awards,
                  net of related tax effects                                               13                  27
                                                                                         ----                ----
               Pro forma net income                                                      $413                $824
                                                                                         ====                ====
               Earnings per share:
                  Basic - as reported                                                   $0.51                $1.02
                  Basic - pro forma                                                     $0.49                $0.99
                  Diluted - as reported                                                 $0.50                $1.00
                  Diluted - pro forma                                                   $0.48                $0.97

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

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Forward Looking Statements

     When used in the Company's Form 10-QSB (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended June 30, 2006. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board ("Fed"); customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.

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

     On July 19, 2006, the Company's Board of Directors approved a Stock Repurchase program. The Company's Board of Directors has authorized up to $1,000,000 to be allocated toward purchases of the company's Common Stock for a period of 18 months. The shares will be repurchased in the open market or through privately negotiated transactions from time to time as, in the opinion of management, market conditions warrant. The shares to be repurchased represent approximately 4% of the Company's outstanding shares as of June 30, 2006.

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

Results of Operations

Net Interest Income and Net Interest Margin

     The Company's earnings depend largely upon the difference between the interest income received from its loan portfolio and investment securities and the interest paid on its liabilities, including interest paid on deposits. This difference is "net interest income." The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets. The Company's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net yield on interest-earning assets is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Bank's loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the Bank's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.

     Net interest income, which totaled $3,802,000 and $3,759,000 for the six months ended June 30, 2006 and 2005, respectively, has increased steadily since the Bank began operations in March of 1995. Net interest income totaled $1,916,000 and $1,896,000 for the quarters ended June 30, 2006 and 2005, respectively. The majority of this increase has been due to an increase in the volume of earning assets. Earning assets have grown from almost $189 million on June 30, 2005 to over $201 million on June 30, 2006. The Bank's net interest margin, defined as the ratio of net interest income to interest-earning assets or net yield on earning assets, decreased from 4.01% for the quarter ending June 30, 2005 to 3.83% for the quarter ending June 30, 2006. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits, decreased from 3.79% for the quarter ending June 30, 2005 to 3.46% for the quarter ending June 30, 2006. The Bank's net yield on interest earning assets increased during the second quarter of 2006 to 5.54% as compared to 5.05% for the second quarter of 2005, while the cost of deposits increased from 1.25% for the second quarter of 2005 to 2.05% for the second quarter of 2006.


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

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as needed. During the six months ended June 30, 2006, the allowance was decreased by $15,000 which was the net charge offs for the period. During the six months ended June 30, 2005, the allowance increased $9,000 due to a provision of $15,000 offset by net charge offs of $6,000. During the quarter ended June 30, 2006, the allowance was decreased by $7,000, which was the net of charge offs and recoveries. During the quarter ended June 30, 2005, the allowance was increased by $9,000, due to a provion of $15,000 and net charge offs of $6,000. The total allowance for loan losses as of June 30, 2006 was $1,705,000 or 1.10% of outstanding loans as compared to a total allowance for loan losses of $1,711,000 or 1.18% of outstanding loans as of June 30, 2005. The Bank charged off one loan for $7,000 during the second quarter of 2006. The Bank charged off two loans for $6,000 during the second quarter of 2005. During the second quarter of 2006, the Bank did not recover any funds on loans previously charged off as compared to a recovery of $100 during the second quarter of 2005 on loans previously charged off. The Bank believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

     Total noninterest income for the first six months of 2006 was $483,000, an increase of $23,000 over the first six months of 2005. Total noninterest income for the second quarter of 2006 was $240,000, a decrease of $2,000 from the second quarter of 2005. The six month increase was primarily due to an increase in other service charges and fees offset by a decreases in other income and gains on loans sold. At June 30, 2006, the Bank had approximately 20,100 deposit accounts, 2,450 or 14% more than the approximately 17,650 accounts at the end of the second quarter of 2005. The major portion of noninterest income is derived from service and overdraft charges.

     Total noninterest expense for the first six months of 2006 was $3,579,000, an increase of $669,000 over total noninterest expense of $2,910,000 for the first six months of 2005. Total noninterest expense for the second quarter of 2006 was $1,872,000, an increase of $390,000 over noninterest expense of $1,482,000 for the second quarter 2005. Salaries and benefits increased during 2006 due to increased staffing, primarily in the Bank's new Canton and Bloomfield branches and the recognition of stock-based compensation expenses per SFAS 123R, "Accounting for Share Based Payments." Premises and equipment increased during 2006 due to the opening of the Bank's new Canton and Bloomfield branches. The ratio of annualized operating expenses to average assets was 3.58% for the second quarter of 2006 as compared to 3.00% for the second quarter of 2005. This increase is attributable to the opening of the Bank's new Canton and Bloomfield branches.

     During the first six months of 2006 and 2005, salaries and employee benefits comprised approximately 51% and 50%, respectively, of total noninterest expense. Other major categories included premises and equipment at approximately 17% and 16% in the first six months of 2006 and 2005, respectively; advertising and promotions at approximately 5% and 6% in the first six months of 2006 and 2005, respectively; and professional fees at approximately 5% and 6% in the first six months of 2006 and 2005, respectively. During the second quarters of 2006 and 2005, salaries and employee benefits comprised approximately 50% and 49% respectively, of total noninterest expense. Other major categories included premises and equipment at approximately 17% and 15% in the second quarter of 2006 and 2005, respectively; professional fees at approximately 6% in the second quarter of both 2006 and 2005; and advertising and promotions at 6% in the second quarter of both 2006 and 2005.

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

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At June 30, 2006, the Bank had fourteen securities with a market value totaling $5,698,265 pledged for such purposes. At June 30, 2005, the Bank had fourteen securities with a market value totaling $5,588,101 pledged for such purposes.

     As of June 30, 2006 and 2005, the Bank's investment portfolio consisted of U.S. Government and Agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities and U.S. Government sponsored Agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

     The Bank's investments are classified in one of three categories: (i) securities that the institution has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and are reported at amortized cost; (ii) securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and are reported at fair value, with unrealized gains and losses included in earnings: and (iii) securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale" and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At June 30, 2006, there were no investments classified as held-to-maturity or trading.



Loan Portfolio

     The Bank's commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and "term loans," which are loans with maturities normally ranging from one to twenty-five years (although currently the Bank has no commercial loans with maturities greater than twenty years). Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

     The Bank's construction loans are primarily interim loans made by the Bank to finance the construction of commercial and single family residential property. These loans are typically short-term. The Bank will also make loans for speculative housing construction or for acquisition and development of raw land.

     The Bank's other real estate loans consist primarily of loans made based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. It is the Bank's policy to restrict real estate loans to no more than a range of 50% to 80% of the lower of the appraised value or the purchase price of the property depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on such loans typically range from five to twenty years; however, loans that are easily sold in the secondary market, such as Small Business Administration ("SBA") and certain other real estate loans, may be made for longer maturities. The Bank has been designated a Certified Lender by the SBA. As an originator of SBA loan products, the Bank can originate SBA loans including loans with guarantees which will mitigate the Bank's risk on certain commercial loans. The Bank's SBA loans are categorized as commercial or real estate - commercial depending on the underlying collateral. Also, the Bank has been approved as an originatior of loans that can be sold to the Federal Home Loan Mortgage Corporation.

     The Bank entered into an agreement with Resource Mortgage Solutions ("RMS"), formerly RBMG, Inc., in 2002 to sell mortgage loans originated by the Bank to RMS. During the six months ended June 30, 2006, the Bank sold three loans with principal balances of $423,000 to RMS resulting in gains of approximately $3,000 for the Bank. The bank did not sell any loans to RMS during the quarter ended June 30, 2006. During the six months ended June 30, 2005, the Bank sold eleven loans with principal balances of $2,914,450 to RMS resulting in gains of approximately $23,000 for the Bank. During the quarter ended June 30, 2005, the bank sold five loans with principal balances totaling $1,680,450 to RMS resulting in gains of approximately $12,000 for the Bank.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank entered into an agreement with BCI Financial Corp ("BCI") in 2001 to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of June 30, 2006, the Bank had approximately $10,042,000 in auto loans purchased from BCI on its books as compared with June 30, 2005, at which time the Bank had approximately $10,993,000 in auto loans purchased from BCI on its books.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any one borrowing entity up to 15% of the Bank's capital and reserves. An additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of June 30, 2006, the lending limits for the Bank were $2,549,595 and $4,249,326, respectively. As of June 30, 2005, the lending limits were $2,479,774 and $4,132,957, respectively. The Bank sells participations in its loans when necessary to stay within its lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries, except that as of June 30, 2006, approximately 75% of the Bank's loans were secured by residential real property located in Connecticut. As of June 30, 2005, approximately 71% of the Bank's loans were secured by residential real property located in Connecticut.

     At any given time, the Bank has a number of commitments to loan customers outstanding that may result in new loan balances at some point in the future. As of June 30, 2006, the Bank had $37,987,000 of these commitments outstanding consisting of $35,157,000 in unadvanced portions of loans already closed, $746,000 in standby letters of credit and $2,084,000 in commitments to originate loans that have not yet closed. Management of the Bank anticipates it will have sufficient funds to meet its current loan commitments.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had one nonaccrual loan with a balance of approximately $82,000 as of June 30, 2006. This loan is partially guaranteed by the SBA. The Bank had no nonaccrual loans at June 30, 2005.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset, at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of June 30, 2006 and 2005, there was no OREO held by the Bank.

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

     The Bank also maintains a program of annual review of certain new and renewed loans by an outside loan review consultant. Loans are graded from "pass" to "loss", depending on credit quality, with "pass" representing loans that are fully satisfactory as additions to the Bank's portfolio. These are loans which involve a degree of risk that is not unwarranted given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment. Classified loans identified in the review process are added to the Bank's Internal Watchlist and an allowance for credit losses is established for such loans if appropriate. Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation ("FDIC") and the State of Connecticut Department of Banking at which times a further review of loans is conducted.

     There were fifteen classified loans with a combined outstanding balance of $2,321,721 as of June 30, 2006, including the previously mentioned non-accrual loan. There were fourteen classified loans with a combined outstanding balance of $1,682,408 as of June 30, 2005.

     The Bank maintains an allowance for loan losses to provide for losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of the Bank's internal loan review, any external loan review, any regulatory examination, loan loss experience, estimated loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower's ability to repay, and present and prospective economic conditions.

Deposits

     Deposits are the Bank's primary source of funds. At June 30, 2006, the Bank had a deposit mix of 32% checking, 32% savings and 36% certificates. As of June 30, 2005, the deposit mix was 32% checking, 43% savings and 25% certificates. Of the total deposits of $195.8 million at June 30, 2006, 18% were non-interest bearing deposits as compared with 17% of total deposits of $186.5 million at June 30, 2005. The Bank's net interest income is enhanced by its percentage of non-interest bearing deposits. As of June 30, 2006 and 2005, the Bank had $6,763,000 and $8,720,000, respectively, in deposits from public sources.

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

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. However, the Bank has not accepted and the Bank does not anticipate accepting "brokered deposits" in the future.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal Funds sold and overnight deposits, money market mutual funds and available-for-sale securities. As of June 30, 2006, the Bank's liquidity ratio was 28.1%, defined as the sum of $3.554 million in Federal Funds sold and interest bearing deposits, $43.760 million in available-for-sale securities, $53,000 in money market mutual funds and $7.714 million in cash and due from banks as a percentage of deposits. This ratio was 29.4% at June 30, 2005, defined as the sum of $5.164 million in Federal Funds sold and interest bearing deposits, $39.980 million in available-for-sale securities, $62,000 in money market mutual funds and $9.570 million in cash and due from banks as a percentage of deposits.

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

     The Board of Director's Executive Committee meets at least quarterly to monitor the Bank's investments and liquidity needs and oversee its asset-liability management. In between meetings of the Committee, the Bank's Management oversees the Bank's liquidity.

Capital Reserve

     The banking industry is subject to capital adequacy requirements based on risk-adjusted assets. The risk-based guidelines are used to evaluate capital adequacy, and are based on the institution's asset risk profile, including investments and loans, and off-balance sheet exposures, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, that is capital consisting of common shareholders' equity and perpetual preferred stock, less goodwill and certain other deductions. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to certain limitations. The leverage ratio is Tier 1 capital divided by average assets.

     At June 30, 2006 and 2005, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC. Inflation

     The impact of inflation on financial institutions can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value. This is especially true for companies, such as the Bank, with a high percentage of interest rate sensitive assets and liabilities. A bank can reduce the impact of inflation if it can manage its interest rate sensitivity gap. The Bank attempts to structure its mix of financial instruments and manage its interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on its net interest income and therefore its earnings and capital.

     However, financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through June 30, 2006, inflation remained relatively stable, due primarily to continuous management of the money supply by the Federal Reserve. Based on the Bank's interest rate sensitivity, the Bank benefits in the short term from falling interest rates and is adversely affected by rising interest rates. As such, indirectly, the management of the money supply by the Federal Reserve to control the rate of inflation has an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Control Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls

     There was no change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         In connection with its Annual Meeting of Shareholder, held May 9, 2006 (the "Annual Meeting"), the Company solicited by proxy the vote of its shareholders on the following two items: (i) the election of four directors to the SBT Bancorp Board of Directors, each to serve for a three year term; and
(ii) the ratification of the appointment, by the Company's Board of Directors, of Shatswell, MacLeod & Company, P.C., Certified Public Accountants, as independent auditors for the fiscal year ended December 31, 2006.

         At the Annual Meeting, the following persons were re-elected to the Board of Directors as Class I Directors: James T. Fleming, Edward J. Guarco, Barry R. Loucks and Penny R. Woodford. Martin J. Geitz, Gary R. Kevorkian, George B. Odlum, Jr., DMD and Jame F. von Holzhausen continued in office as Class II Directors. Robert J. Bogino, David W. Sessions and Lincoln S. Young continued in office as Class III Directors.

     The following table summarizes the voting for the Board of Directors:

                                             For              Withheld
                                             ---              --------
                  James T. Fleming         598,393            16,306
                  Edward J. Guarco         612,978            1,721
                  Barry R. Loucks          597,627            17,072
                  Penny R. Woodford        610,642            4,057

With respect to the ratification of the appointment of Shatswell, MacLeod & Company, P.C., Certified Public Accountants, as the Company's independent auditors for the fiscal year ended December 31, 2006, the appointment was ratified by the Company's shareholders with 613,127 shares voting FOR the ratification and 1,572 shares ABSTAINING from the vote.

Item 6.  Exhibits.

     (a) Exhibits.

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

4 Specimen Common Stock Certificate (incorporated by referance to Exhibit 4 of the Company's Form 10-QSB filed with the Securities and Exchange Commission on May 12, 2006)

10.1 Letter of Agreement dated April 25, 2006 between The Simsbury Bank and Trust Company and Paul R. Little (incorporated by reference to Exhibit
         10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on May 22, 2005)

31.1     Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1     Section 1350 Certification by Chief Executive Officer

32.2     Section 1350 Certification by Chief Financial Officer

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SBT BANCORP, INC.


Date:  August 11, 2006        By:     /s/
                                   ----------------------------------
                                    Martin J. Geitz
                                    Chief Executive Officer


Date:  August 11, 2006        By:     /s/
                                   ----------------------------------
                                    Anthony F. Bisceglio
                                    Chief Financial Officer

                                    EXHIBITS

3(i) Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form 8K12G3 filed with the Securities and Exchange Commission on March 7, 2006)

3(ii) Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8K12G3 filed with the Securities and Exchange Commission on March 7,
         2006)

4 Specimen Common Stock Certificate (incorporated by referance to Exhibit 4 of the Company's Form 10-QSB filed with the Securities and Exchange Commission on May 12, 2006)

10.1 Letter of Agreement dated April 25, 2006 between The Simsbury Bank and Trust Company and Paul R. Little (incorporated by reference to Exhibit
         10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on May 22, 2005)

31.1     Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1     Section 1350 Certification by Chief Executive Officer

32.2     Section 1350 Certification by Chief Financial Officer