Form 10QSB
period 2006-09-30
SBT Bancorp, Inc.
filed 2006-11-14
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

     For the quarterly period ended September 30, 2006
                                    ------------------

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _______ to __________

     Commission file number 000-51832
                            ---------

                                SBT Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     Connecticut                                              20-4346972
--------------------------------------------      ------------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                    Identification Number)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT                        06070
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

     As of November 13, 2006, the registrant had outstanding 841,772 shares of its Common Stock, no par value.

     Transitional Small Business Disclosure Format (check one):

     Yes          No   X
        ---           ---

                                      INDEX

                                SBT Bancorp, Inc.

                                                                                                      Page No.
                                                                                                      --------

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Information

     Condensed Consolidated Balance Sheets as of September 30, 2006 and 2005 (unaudited)
     and December 31, 2005                                                                                 3

     Condensed Consolidated Statements of Income for the Three and Nine Months Ended
     September 30, 2006 and 2005 (unaudited)                                                               4

     Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months
     Ended September 30, 2006 and 2005 (unaudited)                                                         5

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2006 and 2005 (unaudited)                                                               6

     Notes to Condensed Consolidated Financial Statements - (unaudited)                                  7 - 8


Item 2.  Management's Discussion and Analysis of  Financial Conditions and Results of Operations         9 - 15

Item 3.  Controls and Procedures                                                                           16


                           PART II - OTHER INFORMATION

Item 6.  Exhibits.                                                                                         17

SIGNATURES                                                                                                 18

Exhibit Index                                                                                              19

                                               PART I - FINANCIAL INFORMATION

                                                      SBT BANCORP, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (Dollars in thousands, except for per share amounts)

                                                                              9/30/06            12/31/05          9/30/05
                                                                          ----------------    ---------------   --------------
                                                                             (Unaudited)                          (Unaudited)
ASSETS
------
Cash and due from banks                                                        $   10,121           $  9,349         $ 10,063
Interest bearing deposits with Federal Home Loan Bank                                  12                  8            2,009
Federal funds sold                                                                    300              6,767            4,727
Money market mutual funds                                                              23                 59              674
                                                                          ----------------    ---------------   --------------
    Cash and cash equivalents                                                      10,456             16,183           17,473
Investments in available-for-sale securities (at fair value)                       42,382             40,231           40,194
Federal Home Loan Bank stock, at cost                                                 668                966              966

Loans                                                                             155,990            147,526          150,073
     Less allowance for loan losses                                                 1,698              1,720            1,721
                                                                          ----------------    --------------   ---------------
                   Loans, net                                                     154,292            145,806          148,352
Loans held for sale                                                                     0                  0              250
Premises and equipment                                                              1,588              1,006              597
Accrued interest receivable                                                           894                794              797
Bank owned life insurance                                                           2,792              2,681            2,645
Other assets                                                                        1,784              1,878            1,876
                                                                          ----------------    ---------------   --------------

   TOTAL ASSETS                                                                $  214,856          $ 209,545         $213,150
                                                                          ================    ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
     Demand deposits                                                           $   33,010          $  36,075         $ 31,046
     Savings and NOW deposits                                                      82,095             92,478           99,443
     Time deposits                                                                 78,594             62,563           55,027
                                                                          ----------------    --------------   ---------------
      Total deposits                                                              193,699           191,116           185,516

Federal Home Loan Bank Advance                                                      3,000                  0            8,000
Securities sold under agreements to repurchase                                      1,399              2,313            3,685
Other liabilities                                                                     887                740              779
                                                                          ----------------    ---------------   --------------
      Total liabilities                                                           198,985           194,169           197,980
                                                                          ----------------    ---------------   --------------

Stockholders' equity:
   Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 841,554 shares on 9/30/06; 838,528 shares
      on 12/31/05; 837,128 shares on 9/30/05                                        8,597              8,457            8,430
   Retained earnings                                                                7,718              7,474            7,099
   Accumulated other comprehensive loss                                              (444)              (555)            (359)
                                                                          ----------------    ---------------  ---------------
       Total stockholders' equity                                                  15,871             15,376           15,170
                                                                          ----------------    ---------------  ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  214,856          $ 209,545        $ 213,150
                                                                          ================    ===============  ===============

                    See accompanying notes to the condensed consolidated financial statements.


                                                      SBT BANCORP, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                    (Dollars in thousands, except for per share amounts)

                                                                      For the quarter ended        For the nine months ended
                                                                    ---------------------------   ----------------------------
                                                                      9/30/06        9/30/05        9/30/06         9/30/05
                                                                    ------------   ------------   -------------   ------------
Interest and dividend income
     Interest and fees on loans                                        $  2,328       $  2,065        $  6,722       $  5,938
     Investment securities                                                  483            397           1,386          1,128
     Federal funds sold and overnight deposits                               38             39             141            115
                                                                    ------------   ------------   -------------   ------------
         Total interest and dividend income                               2,849          2,501           8,249          7,181
                                                                    ------------   ------------   -------------   ------------

Interest expense
     Deposits                                                               923            524           2,484          1,431
     Repurchase Agreements                                                   11              8              25             20
     FHLB advances                                                           42             36              65             38
                                                                    ------------   ------------   -------------   ------------
         Total interest expense                                             976            568           2,574          1,489
                                                                    ------------   ------------   -------------   ------------

         Net interest and dividend income                                 1,873          1,933           5,675          5,692

Provision for loan losses                                                     0             15               0             30
                                                                    ------------   ------------   -------------   ------------

     Net interest and dividend income after provision for loan
     losses                                                               1,873          1,918           5,675          5,662
                                                                    ------------   ------------   -------------   ------------

Noninterest income
     Service charges on deposit accounts                                     87             86             242            239
     Other service charges and fees                                         121            110             358            307
     Increase in cash surrender value of life insurance policies             38             47             111            107
     Gains on loans sold                                                      1             12               4             35
     Other income                                                             3              7              18             34
                                                                    ------------   ------------   -------------   ------------
         Total noninterest income                                           250            262             733            722
                                                                    ------------   ------------   -------------   ------------

Noninterest expense
     Salaries and employee benefits                                       1,009            769           2,842          2,216
     Directors' fees                                                         29             21             102            104
     Premises and equipment                                                 360            236             966            693
     Advertising and promotions                                              90             81             279            248
     Forms and supplies                                                      47             37             155            112
     Professional fees                                                      106            100             287            272
     Correspondent charges                                                   52             51             151            145
     Postage                                                                 24             28              75             78
     Other expenses                                                         253            189             692            554
                                                                    ------------   ------------   -------------   ------------
         Total noninterest expense                                        1,970          1,512           5,549          4,422
                                                                    ------------   ------------   -------------   ------------

         Income before income taxes                                         153            668             859          1,962

     Income tax provision                                                    37            220             261            663
                                                                    ------------   ------------   -------------   ------------

         Net income                                                    $    116       $    448        $    598       $  1,299
                                                                    ============   ============   =============   ============
     Comprehensive income                                              $    381       $    327        $    709       $  1,139
                                                                    ============   ============   =============   ============

     Net income per share, basic                                       $   0.14       $   0.54        $   0.71       $   1.56
                                                                    ============   ============   =============   ============
     Average shares outstanding, basic                                  841,554        836,543         840,987        834,285
                                                                    ============   ============   =============   ============
     Net income per share, assuming dilution                           $   0.14       $   0.53        $   0.70       $   1.52
                                                                    ============   ============   =============   ============
     Average shares outstanding, assuming dilution                      854,980        853,486         855,459        853,217
                                                                    ============   ============   =============   ============

                    See accompanying notes to the condensed consolidated financial statements.


                                                   SBT BANCORP, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (Unaudited)

                             (Dollars in thousands)

                                                                                         Accumulated
                                                                                            Other
                                                        Common         Retained         Comprehensive
                                                        Stock          Earnings              Loss              Total
                                                      -----------   ---------------    -----------------    ------------
Balance, December 31, 2004                               $ 8,320         $   6,134      $         (199)        $ 14,255

Comprehensive income
     Net income                                                              1,299
     Net change in unrealized holding loss on
       available-for-sale securities, net of tax effect                                           (160)
            Comprehensive income                                                                                  1,139

Cash dividend paid                                                           (334)                                 (334)

Proceeds from exercise of stock options                      110                                                    110
                                                      -----------   ---------------    -----------------    ------------

Balance, September 30, 2005                              $ 8,430         $   7,099      $         (359)        $ 15,170
                                                      ===========   ===============    =================    ============

Balance, December 31, 2005                               $ 8,457          $  7,474      $         (555)        $ 15,376


Comprehensive income
     Net income                                                                598
     Net change in unrealized holding loss on
       available-for-sale securities, net of tax effect                                            111
            Comprehensive income                                                                                    709

Cash dividend paid                                                           (354)                                (354)

Recognition of stock-based compensation expense               91                                                     91

Proceeds from exercise of stock options                       49                                                     49
                                                      -----------   ---------------    -----------------    ------------

Balance, September 30, 2006                             $ 8,597           $  7,718      $        (444)         $ 15,871
                                                     ===========     ==============    =================    ============

Accumulated other comprehensive loss as of September 30, 2006 and 2005 consists of net unrealized holding losses on available-for-sale securities, net of taxes.



                    See accompanying notes to the condensed consolidated financial statements.


                                                   SBT BANCORP, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                 (Dollars in thousands)

                                                                                          For the nine months ended
                                                                                      -----------------------------------
                                                                                          9/30/06            9/30/05
                                                                                      ----------------    ---------------

Cash flows from operating activities:
      Net income                                                                              $   598          $   1,299
      Adjustments to reconcile net income to net cash provided by operating activities:
             Provision for loan losses                                                              -                 30
             Decrease in loans held for sale                                                        -                490
             Depreciation and amortization                                                        225                126
             Increase in interest receivable                                                     (100)               (72)
             Increase in interest payable                                                          29                 32
             Decrease (increase) in prepaid expenses                                               62               (228)
             Net amortization of securities                                                        23                 58
             (Decrease) increase in unearned income                                               (46)                15
             Increase in other liabilities                                                        118                168
             Increase in other assets                                                             (33)              (272)
             Increase in cash surrender value of bank owned life insurance                        (96)               (92)
             Recognition of stock-based compensation expense                                       91                  -
                                                                                      ----------------    ---------------

      Net cash provided by operating activities                                                   871              1,554
                                                                                      ----------------    ---------------

Cash flows from investing activities:
       Maturity of interest-bearing time deposit with other bank                                    -                500
       Purchases of available-for-sale securities                                              (6,916)            (8,229)
       Maturities of available-for-sale securities                                              4,924              6,199
       Redemption of Federal Home Loan Bank stock                                                 298                  -
       Loan origination and principal collections, net                                         (8,440)            (7,168)
       Premium paid on life insurance policy                                                      (15)               (15)
       Capital expenditures                                                                      (813)              (153)
                                                                                      ----------------    ---------------

       Net cash used in investing activities                                                  (10,962)            (8,866)
                                                                                      ----------------    ---------------

Cash flows from financing activities:
       Net decrease in demand, NOW, money market and savings deposits                         (13,448)            (7,302)
       Net increase in time deposits                                                           16,031              9,686
       Net (decrease) increase in securities sold under agreements to repurchase                 (914)             1,497
       Net change in short term advances                                                        3,000              6,000
       Cash dividends paid                                                                       (354)              (334)
       Proceeds from exercise of stock options                                                     49                110
                                                                                      ----------------    ---------------

       Net cash provided by financing activities                                                4,364              9,657
                                                                                      ----------------     --------------

Net (decrease) increase in cash and cash equivalents                                           (5,727)             2,345
Cash and cash equivalents at beginning of period
                                                                                               16,183             15,128
                                                                                       ---------------    ---------------
Cash and cash equivalents at end of period                                                  $  10,456          $  17,473
                                                                                       ===============    ===============

Supplemental disclosures:
      Interest paid                                                                             2,545              1,457
      Income taxes paid                                                                           316                616

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


NOTE 2 - STOCK BASED COMPENSATION

     At September 30, 2006, the Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). This Statement revised SFAS No. 123, "Accounting for Stock Based Compensation" and superceded Accounting Principles Board ("APB") Opinion No.25, " Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation cost had been recognized during periods prior to January 1, 2006 for its fixed stock option plans. During the nine months ended September 30, 2006, the Company recognized $91,000 in stock-based employee compensation expense. During the three months ended September 30, 2006, the Company recognized $35,000 in stock-based employee compensation expense. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation during the nine month period ended September 30, 2005.

                                                                                     For the Three        For the Nine
                                                                                      Months Ended        Months Ended
                                                                                  September 30,2005   September 30,2005
                                                                                  -----------------   -----------------
               Net income, in thousands, as reported                                     $448               $1,299
               Deduct:  Total stock-based employee compensation expense
                  determined under fair value based method for all awards,
                  net of related tax effects                                               13                   38
                                                                                         ----               ------
               Pro forma net income                                                      $435               $1,261
                                                                                         ====               ======

               Earnings per share:
                  Basic - as reported                                                   $0.54                $1.56

                  Basic - pro forma                                                     $0.52                $1.51

                  Diluted - as reported                                                 $0.53                $1.52

                  Diluted - pro forma                                                   $0.51                $1.48

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 128). SFAS 158 requires 1) the recognition of an asset or liablilty for the over-funded or under-funded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and 4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. This statement is effective for financial statements with fiscal years ending after December 15, 2006. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R. SFAS No. 123R revises FASB Statement No. 123, "Accounting for Stock Based Compensation" and supercedes APB Opinion No.25, " Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted SFAS 123R. Future compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at date of grant. See also Note 2 for the effect of the Company's adoption of SFAS 123R.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     When used in the Company's Form 10-QSB (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended September 30, 2006. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board ("Fed"); customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.

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

     On July 19, 2006, the Company's Board of Directors approved a stock repurchase program. The Company's Board of Directors has authorized up to $1,000,000 to be allocated toward purchases of the Company's Common Stock for a period of 18 months. The shares will be repurchased in the open market or through privately negotiated transactions from time to time as, in the opinion of management, market conditions warrant. The shares to be repurchased represent approximately 4% of the Company's outstanding shares as of June 30, 2006. There were no shares repurchased during the quarter ended September 30, 2006.

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

     Net interest and dividend income after provision for loan losses, which totaled $5,675,000 and $5,662,000 for the nine months ended September 30, 2006 and 2005, respectively. Net interest and dividend income after provision for loan losses totaled $1,873,000 and $1,918,000 for the quarters ended September 30, 2006 and 2005, respectively. The decrease during the current year is due to the current interest rate environment in which short term interest rates are higher than long term interest rates. Earning assets have grown from over $197 million on September 30, 2005 to over $199 million on September 30, 2006. The Bank's net interest margin, defined as the ratio of net interest income to interest-earning assets or net yield on earning assets, decreased from 4.02% for the quarter ending September 30, 2005 to 3.73% for the quarter ending September 30, 2006. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits, decreased from 3.75% for the quarter ending September 30, 2005 to 3.31% for the quarter ending September 30, 2006. The Bank's net yield on interest earning assets increased during the third quarter of 2006 to 5.67% as compared to 5.20% for the third quarter of 2005, while the cost of deposits increased from 1.39% for the third quarter of 2005 to 2.36% for the third quarter of 2006.


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

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as needed. During the nine months ended September 30, 2006, the allowance was decreased by $22,000 which was the net charge offs for the period. During the nine months ended September 30, 2005, the allowance increased $19,000 due to a provision of $30,000 offset by net charge offs of $11,000. During the quarter ended September 30, 2006, the allowance was decreased by $7,000, which was the net of charge offs and recoveries. During the quarter ended September 30, 2005, the allowance was increased by $10,000, due to a provion of $15,000 and net charge offs of $5,000. The total allowance for loan losses as of September 30, 2006 was $1,698,000 or 1.08% of outstanding loans as compared to a total allowance for loan losses of $1,721,000 or 1.15% of outstanding loans as of September 30, 2005. The Bank charged off two loans for $7,000 during the third quarter of 2006. The Bank charged off one loan for $4,700 during the third quarter of 2005. The Bank did not recover any funds on loans previously charged off during the third quarters of 2006 or 2005. The Bank believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

     Total noninterest income for the first nine months of 2006 was $733,000, an increase of $11,000 over the first nine months of 2005. Total noninterest income for the third quarter of 2006 was $250,000, a decrease of $12,000 from the third quarter of 2005. The nine month increase was primarily due to an increase in other service charges and fees offset by decreases in other income and gains on loans sold. At September 30, 2006, the Bank had approximately 20,600 deposit accounts, 2,800 or 16% more than the approximately 17,800 accounts at the end of the third quarter of 2005. The major portion of noninterest income is derived from service and overdraft charges.

     Total noninterest expense for the first nine months of 2006 was $5,549,000, an increase of $1,127,000 over total noninterest expense of $4,422,000 for the first nine months of 2005. Total noninterest expense for the third quarter of 2006 was $1,970,000, an increase of $458,000 over noninterest expense of $1,512,000 for the third quarter of 2005. Salaries and benefits increased during 2006 due to increased staffing, primarily in the Bank's Canton and Bloomfield branches which opened in November, 2005 and June, 2006, respectively, and the recognition of stock-based compensation expenses per SFAS 123R, "Accounting for Share Based Payments." Premises and equipment increased during 2006 due to the opening of the Bank's new Canton and Bloomfield branches. The ratio of annualized operating expenses to average assets was 3.70% for the third quarter of 2006 as compared to 2.94% for the third quarter of 2005. This increase is attributable to the opening of the Bank's new Canton and Bloomfield branches.

     During the first nine months of 2006 and 2005, salaries and employee benefits comprised approximately 51% and 50%, respectively, of total noninterest expense. Other major categories included premises and equipment at approximately 17% and 16% in the first nine months of 2006 and 2005, respectively; advertising and promotions at approximately 5% and 6% in the first nine months of 2006 and 2005, respectively; and professional fees at approximately 5% and 6% in the first nine months of 2006 and 2005, respectively. During the third quarters of both 2006 and 2005, salaries and employee benefits comprised approximately 51% of total noninterest expense. Other major categories included premises and equipment at approximately 18% and 16% in the third quarter of 2006 and 2005, respectively; professional fees at approximately 5% and 7% in the third quarter of 2006 and 2005, respectively; and advertising and promotions at 5% in the third quarter of both 2006 and 2005.

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

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At September 30, 2006, the Bank had thirteen securities with a market value totaling $5,239,248 pledged for such purposes. At September 30, 2005, the Bank had fifteen securities with a market value totaling $6,349,307 pledged for such purposes.

     As of September 30, 2006 and 2005, the Bank's investment portfolio consisted of U.S. Government and Agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities and U.S. Government sponsored Agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

     The Bank's investments are classified in one of three categories: (i) securities that the institution has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and are reported at amortized cost; (ii) securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and are reported at fair value, with unrealized gains and losses included in earnings: and (iii) securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale" and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At September 30, 2006, there were no investments classified as held-to-maturity or trading.

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

     The Bank entered into an agreement with Resource Mortgage Solutions ("RMS"), formerly RBMG, Inc., in 2002 to sell mortgage loans originated by the Bank to RMS. During the nine months ended September 30, 2006, the Bank sold four loans with principal balances of $598,000 to RMS resulting in gains of approximately $4,000 for the Bank. During the quarter ended September 30, 2006, the Bank sold one loan with a principal balance of $175,000 to RMS resulting in a gain of approximately $1,000 for the Bank. During the nine months ended September 30, 2005, the Bank sold seventeen loans with principal balances of $4,720,450 to RMS resulting in gains of approximately $35,000 for the Bank. During the quarter ended September 30, 2005, the bank sold six loans with principal balances totaling $1,806,000 to RMS resulting in gains of approximately $12,000 for the Bank.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank entered into an agreement with BCI Financial Corp ("BCI") in 2001 to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of September 30, 2006, the Bank had approximately $10,385,000 in auto loans purchased from BCI on its books as compared with September 30, 2005, at which time the Bank had approximately $11,171,000 in auto loans purchased from BCI on its books.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit, to any one borrowing entity, of up to 15% of the Bank's capital and reserves. An additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of September 30, 2006, the lending limits for the Bank were $2,561,282 and $4,268,803, respectively. As of September 30, 2005, the lending limits were $2,533,680 and $4,222,800, respectively. The Bank sells participations in its loans when necessary to stay within its lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries, except that as of September 30, 2006, approximately 75% of the Bank's loans were secured by residential real property located in Connecticut. As of September 30, 2005, approximately 71% of the Bank's loans were secured by residential real property located in Connecticut.

     At any given time, the Bank has a number of commitments to loan customers outstanding that may result in new loan balances at some point in the future. As of September 30, 2006, the Bank had $39,657,000 of these commitments outstanding consisting of $34,164,000 in unadvanced portions of loans already closed, $645,000 in standby letters of credit and $4,848,000 in commitments to originate loans that have not yet closed. Management of the Bank anticipates it will have sufficient funds to meet its current loan commitments.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had one nonaccrual loan with a balance of approximately $78,000 as of September 30, 2006. This loan is partially guaranteed by the SBA. The Bank had one nonaccrual loan with a balance of $75,000 at September 30, 2005.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset, at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of September 30, 2006 and 2005, there was no OREO held by the Bank.

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

     There were thirteen classified loans with a combined outstanding balance of $2,270,955 as of September 30, 2006, including the previously mentioned non-accrual loan. There were fourteen classified loans with a combined outstanding balance of $1,596,508 as of September 30, 2005.

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

Deposits

     Deposits are the Bank's primary source of funds. At September 30, 2006, the Bank had a deposit mix of 30% checking, 29% savings and 41% certificates. As of September 30, 2005, the deposit mix was 32% checking, 38% savings and 30% certificates. Of the total deposits of $193.7 million at September 30, 2006, 17% were non-interest bearing deposits as compared with 17% of total deposits of $185.5 million at September 30, 2005. The Bank's net interest income is enhanced by its percentage of non-interest bearing deposits. As of September 30, 2006 and 2005, the Bank had $9,261,000 and $8,457,000, respectively, in deposits from public sources.

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

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal Funds sold and overnight deposits, money market mutual funds and available-for-sale securities. As of September 30, 2006, the Bank's liquidity ratio was 27.3%, defined as the sum of $312,000 in Federal Funds sold and interest bearing deposits, $42.382 million in available-for-sale securities, $23,000 in money market mutual funds and $10.121 million in cash and due from banks as a percentage of deposits. This ratio was 31.1% at September 30, 2005, defined as the sum of $6.736 million in Federal Funds sold and interest bearing deposits, $40.194 million in available-for-sale securities, $674,000 in money market mutual funds and $10.063 million in cash and due from banks as a percentage of deposits.

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

     At September 30, 2006 and 2005, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

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

     However, financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through September 30, 2006, inflation remained relatively stable, due primarily to continuous management of the money supply by the Federal Reserve. Based on the Bank's interest rate sensitivity, the Bank benefits in the short term from falling interest rates and is adversely affected by rising interest rates. As such, indirectly, the management of the money supply by the Federal Reserve to control the rate of inflation has an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

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

                                            SBT BANCORP, INC.


Date:  November 14, 2006                    By:     /s/ Martin J. Geitz
                                                 -------------------------------
                                                  Martin J. Geitz
                                                  Chief Executive Officer


Date:  November 14, 2006                    By:     /s/ Anthony F. Bisceglio
                                                 -------------------------------
                                                  Anthony F. Bisceglio
                                                  Chief Financial Officer

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