Form 10KSB
period 2006-12-31
SBT Bancorp, Inc.
filed 2007-04-02
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

     Commission file number: 000-51832
                             ---------

                                SBT Bancorp, Inc.
                                -----------------
                 (Name of small business issuer in its charter)

                  Connecticut                                   20-4346972
    ------------------------------------------            ---------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         Incorporation or organization)                    Identification No.)

              760 Hopmeadow Street,
                 P.O. Box 248,
                 Simsbury, CT                                     06070
    ------------------------------------------            ---------------------
     (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (860) 408-5493
                                                ---------------

Securities registered under Section 12(b) of the Exchange Act:

                                                         Name of each exchange
                  Title of each class                     On which registered
                  -------------------                     -------------------
                        None                                      None

Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                           Common Stock, no par value

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act). Yes [ ] No [X]

     The issuer's revenues, which include interest income and other income, for its fiscal year ended December 31, 2006, were $12,291,859.

     As of February 15, 2007, the aggregate market value of the outstanding common equity if the registrant held by non-affiliates, based upon the average of the bid and ask prices for such stock on that date, was approximately $22,659,698.

     There were 848,241 shares of Common Stock, no par value outstanding on February 15, 2007.

     Transitional small business disclosures format (check one): [ ]Yes [X] No

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the SBT Bancorp, Inc. definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 8, 2007 (the "Proxy Statement") to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-KSB, and portions of the SBT Bancorp, Inc. Annual Report to Shareholders for the fiscal year ended December 31, 2006 (the "Annual Report") are incorporated by reference into Part II of this Form 10-KSB.

                                      INDEX

                                SBT BANCORP, INC.

                                                                        Page No.
                                                                        --------
                                     PART I

Item 1.  Description of Business                                           4-10

Item 2.  Description of Property                                             10

Item 3.  Legal Proceedings                                                   10

Item 4.  Submission of Matters to a Vote of Security Holders                 11

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                11

Item 6.  Management's Discussion and Analysis or Plan of Operation           11

Item 7.  Financial Statements                                                11

Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                11

Item 8A. Controls and Procedures                                             11

Item 8B. Other Information                                                   12

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange                    12-13

Item 10. Executive Compensation                                              13

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     13

Item 12. Certain Relationships and Related Transactions, and Director
         Independence                                                        13

Item 13. Exhibits                                                         14-15

Item 14. Principal Accountant Fees and Services                              15

SIGNATURES                                                                   16

Exhibit Index                                                                17

ITEM 1. DESCRIPTION OF BUSINESS

General

     SBT Bancorp, Inc. (the "Company") is the holding company for The Simsbury Bank & Trust Company, Inc. (the "Bank"). The Company's only business is its investment in the Bank, which is a community oriented financial institution providing a variety of banking and investment services.

     The Simsbury Bank & Trust Company, Inc. was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System. The Bank's main office and corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in Avon, Bloomfield, Canton and Granby, Connecticut. Simsbury has a population over 23,000. The aggregate population for the Bank's market area is 75,000 people and is comprised of approximately 29,000 households. The towns of Avon and Granby have had some of the most significant growth in the Farmington Valley of Connecticut over the last ten years. The Bank's customer base consists primarily of individual consumers and small businesses in the Farmington Valley. The Bank has over 20,200 deposit accounts.

     The Bank also has seven ATMs; two are located at its main office including a drive-through ATM, two are located at its Bloomfield office and one at each of the other branch offices. The ATMs generate activity fees based upon utilization by other banks' customers.

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

     As of December 31, 2006, approximately 75% of the Bank's loans were secured by residential property located in Connecticut.

     The deposit growth experienced during the Bank's first eleven years continued during 2006. Deposits increased by $7.3 million (3.8%) in 2006, compared to $8.0 million in growth during 2005. Total assets grew to $217 million, an increase of $7.5 million (3.6%) over the $209.5 million at year-end 2005. The Bank's loan portfolio also grew, increasing by $9.7 million (6.6%) to end the year at $157.2 million. The Bank's loan-to-deposit ratio, an important determinant of net interest income increased to 79% at year-end 2006, compared to 77% at year-end 2005.

     Net income of $716,933 ($0.85 per common share) for the year ending December 31, 2006 was a 57% decrease from the net income of $1,673,677 ($2.00 per common share) reported for the year ended December 31, 2005. This decrease was primarily due to the expenses incurred for the opening of the new branches in Canton and Bloomfield and expenses related to the formation of the holding company and to regulatory requirements of the Sarbanes-Oxley Act.

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

     The road network from each of the towns included in the Bank's secondary market of Barkhamsted, Bloomfield, Canton, East Granby and New Hartford, leads through Simsbury, Granby or Avon. Residents of these communities, therefore, may travel near the Bank's offices and may find it convenient to bank there.

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

     Educational attainment in the Bank's primary and secondary markets is similarly high. Fifty-seven percent of the residents aged twenty-five and over in the eight towns are college graduates. In Simsbury, Granby and Avon, this figure averages 63%.

Employees

     At December 31, 2006, the Bank employed a total of 66 people, 59 full-time employees and 7 part-time employees. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are satisfactory.

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

     The Bank's primary and secondary markets have a number of banking institutions which offer a variety of financial products. The types of institutions range from large nationwide banks to various institutions of smaller size. Other than the Bank, no bank is headquartered in the Bank's primary market area. Simsbury is served by seven depository institutions with a total of seven offices. Of these institutions, there are three commercial banks, two savings banks and two credit unions. Avon is served by ten depository institutions with thirteen offices. Of these institutions, there are three commercial banks, five savings banks and two credit unions. Granby is served by five depository institutions with the same number of offices. Two of these institutions are commercial banks and three are savings banks. Canton is served by six depository institutions with seven offices. Four of these institutions are commercial banks and two are savings banks. The total eight-town area of the Bank's primary and secondary markets is served by fourteen institutions.

     As of June 30, 2006, by deposit account market share, the top three banks in Simsbury are Simsbury Bank & Trust Company (30%), Bank of America (29%), and Webster Bank (19%). The top three banks in Avon are People's Bank (19%), Bank of America (15%), and Webster Bank (13%). In Granby, the top three banks are Bank of America (28%), Windsor Federal Savings And Loan Association (25%) and Simsbury Bank & Trust Company (23%). In Canton, the top three banks are Collinsville Savings Society (45%), Webster Bank (25%) and Bank of America (21%). In Bloomfield, the top three banks are Wachovia Bank (32%), Webster Bank (27%) and Bank of America (24%). In the Bank's primary market (Simsbury, Granby, Avon and Canton), the top 3 banks are Bank of America with 23% of the market, Webster Bank with 16% and The Simsbury Bank and Trust Company with 15%. In the total eight-town area of the Bank's primary and secondary markets, the top three banks are Bank of America with 24% of the market, Webster Bank with 17% and The Simsbury Bank & Trust Company with 11%.

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

Supervision and Regulation

     Banks and bank holding companies are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

     To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4% and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8%. As of December 31, 2006 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions that Management believes have changed the Bank's category.

     The following table presents the amounts of regulatory capital and the capital ratios for the Bank compared to its minimum regulatory capital requirements as of December 31, 2006 and 2005.

                                 December 31, 2006      December 31, 2005
                                --------------------  ---------------------
                                           Capital                Capital
                                           Minimum                Minimum
                                 Ratio   Requirement   Ratio    Requirement
                                -------  -----------  -------   -----------

Leverage ratio................   7.31%      4.00%       7.61%      4.00%
Tier 1 risk-based ratio.......  11.50%      4.00%      12.41%      4.00%
Total risk-based ratio........  12.75%      8.00%      13.66%      8.00%


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

     Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The Bank is currently considered a "Well Capitalized Group A" institution and, therefore, is not subject to any quarterly FDIC Bank Insurance Fund ("BIF") or Savings Association Insurance Fund ("SAIF") assessments. This could change in the future based on the capitalization of the BIF and SAIF. The Bank is, however, subject to quarterly assessments by The Financing Corporation ("FICO") to service the interest on its bond obligations. The rate for this assessment is determined quarterly and is paid based on the Bank's average deposits for a given quarter. The Bank paid $23,553 in FICO assessments during 2006.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company does not lease or own any properties.

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

     The Bank's Bloomfield office is located at 864 Cottage Grove Road, Bloomfield, Connecticut. The Bank leases this office pursuant to a lease with a initial term of ten years, expiring in 2016, and which contains renewal options for a total of an additional ten years.

     The Bank's administrative offices are located at 760 Hopmeadow Street, Simsbury, Connecticut. The Bank leases this building pursuant to a lease with an initial term of 63 months commencing in February 2001, and which contains two renewal options of five years each. The first of those options, as amended, was exercised in April 2006.

     The Bank made $568,266 in total rental payments during 2006.

     The Bank's Investment Policy permits the Bank to invest in mortgage-backed securities. It is the policy of the Bank to invest in mortgage-backed securities that have no more risk than the underlying mortgages. The Investment Policy also permits the Bank to invest in Preferred Stock issued by Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC).


ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceeding, nor is its property the subject of any pending legal proceeding, other than routine litigation that is incidental to its business, and the Company is not aware of any pending or threatened litigation that could have a material adverse effect upon its business, operating results, or financial condition. Moreover, the Company is not a party to any administrative or judicial proceeding, including but not limited to proceedings arising under Section 8 of the Federal Deposit Insurance Act.

     To the best of our knowledge, no director, officer, affiliate or holder, of record or beneficially, of 5% or more of our securities is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The  information  required  by this Item 5 is  incorporated  into this Form
10-KSB  by  reference  to  the   Company's   Annual  Report  under  the  caption
"SHAREHOLDER DATA."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The  information  required  by this Item 6 is  incorporated  into this Form
10-KSB by reference to the Company's Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 7. FINANCIAL STATEMENTS

     The information required by this Item 7 is incorporated into this Form 10-KSB by reference to the Company's Annual Report under the captions "SELECTED FINANCIAL AND OTHER DATA" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

     The Company has initiatives in place to ensure compliance with the Sarbanes-Oxley Act of 2002 (the "Act"). The Company has an Internal Compliance Committee that is responsible for the monitoring of and compliance with all federal regulations. This committee reports to the Audit and Compliance Committee of the Board of Directors.

Evaluation of Disclosure Control Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006 and have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis. This conclusion is based on the above-referenced officers' evaluation of such controls and procedures.

Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's controls during the fiscal year ended December 31, 2006.

ITEM 8B. OTHER INFORMATION

Not Applicable.
                                    PART III

ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

Directors

     The information required by this Item 9 is incorporated into this Form 10-KSB by reference to the Proxy Statement of SBT Bancorp, Inc. for the annual meeting of shareholders of the Company to be held on May 8, 2007 under the caption "ELECTION OF DIRECTORS" and "INFORMATION ABOUT OUR DIRECTORS."

Executive Officers

     The following table shows the name, age, positions held with the Company and principal occupations during the past five years of the Company's executive officers.

NAME                         AGE  POSITIONS HELD / PRINCIPAL OCCUPATIONS                  YEAR OF HIRE

Martin J. Geitz               51  President and Chief Executive Officer of the Company        2004
President and Chief               since March 2006; President and Chief Executive
Executive Officer                 Officer of the Bank since October 2004; Vice President
                                  of Massachusetts Mutual Life Insurance Company, 2003
                                  to 2004; Chief Executive Officer and Chief Financial
                                  Officer of Cigna Bank & Trust Company, 2000 to 2003;
                                  President of Fleet Development Ventures, LLC and Fleet
                                  Community Development Corp, 1997 to 2000.

Anthony F. Bisceglio, Ph.D.   59  Treasurer and Chief Financial Officer of the Company        1995
Executive Vice President and      since March 2006; Executive Vice President and CFO
 Chief Financial Officer          of the Bank since January 2005; Senior Vice President
                                  and Chief Financial Officer of the Bank from 1995
                                  through January, 2005.

Terry L. Boulton              51  Senior Vice President and Chief Retail Banking              2005
Senior Vice President and         Officer of the Bank since January 2005; Vice
Chief Retail Banking Officer      President of Bank of America, formerly Fleet
                                  Bank, from 1988 through January, 2005.

Paul R. Little                46  Senior Vice President and Chief Lending Officer of          2006
Senior Vice President and         the Bank since May, 2006; Vice President, Commercial
Chief Lending Officer             Real Estate Lending, Liberty Bank, 2004 through May,
                                  2006; Vice President, Commercial Real Estate Loans,
                                  Savings Bank of Manchester/New Alliance Bank, 1990
                                  through 2004

Compliance with Section 16(a)

     The information required by this item 9 is incorporated into this Form 10-KSB by reference to the Company's Proxy Statement under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

Code of Ethics

     The Company has adopted a Code of Ethics and Conflicts of Interest Policy applicable to directors, officers and employees. The Company will provide to any shareholder, without charge, upon written request, a copy of our Code of Ethics and Conflicts of Interest Policy. All such requests should be directed to SBT Bancorp, Inc., Attention: Jane F. von Holzhausen, Secretary, 760 Hopmeadow Street, P.O. Box 248, Simsbury, Connecticut, 06070.

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

                                                                          Number of securities remaining
                               Number of securities                        available for future issuance
                                to be issued upon     Weighted-average       under equity compensation
                                   exercise of        exercise price of     plans (excluding securities
                                outstanding options  outstanding options     reflected in column (a))
                                       (a)                   (b)                        (c)
                              ---------------------------------------------------------------------------
Equity compensation plans
 approved by security holders         68,927               $25.22                     16,117
Equity compensation plans not
 approved by security holders              0                    0                          0
                              ---------------------------------------------------------------------------
      Total                           68,927               $25.22                     16,117
                              ===========================================================================

     The remaining information required by this Item 11 is contained in the Company's Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and is hereby incorporated by reference herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

     The information required by Item 12 is incorporated into this form 10-KSB by reference to the Company's Proxy Statement under the captions "CERTAIN TRANSACTIONS" and "INDEPENDENCE OF DIRECTORS AND NOMINEES."

ITEM 13. EXHIBITS

Exhibits.

     The following exhibits required by Item 601 are filed herewith or are incorporated by reference to the filings previously made by the Bank and the Company as noted below (the reference in parentheses at the end of an Exhibit indicates the number of the Exhibit as it was filed in the document referenced below):

Exhibit No.    Description
-----------    -----------
3(i)           Certificate of Incorporation (incorporated by reference to
               Exhibit 3.1 of the Company's Form 8K12G3 filed with the Securities and Exchange Commission on March 7, 2006)

3(ii) Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8K12G3 filed with the Securities and Exchange Commission on March 7, 2006)

4              Specimen Common Stock Certificate (incorporated by reference to
               Exhibit 4 of the Company's 10-QSB dated May 12, 2006)

10.1 Employment Agreement, dated as of September 1, 2004, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.13 of the Bank's 10-QSB dated November 12, 2004)

10.2 Employment Agreement, dated as of February 6, 2004, by and between the Bank and Charles D. Forgie and amended as of November 15, 2005 (incorporated by reference to the Company's 10-KSB dated March 24, 2006)

10.3 Employment Agreement, dated as of February 6, 2004, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.3 of the Bank's Form 10-KSB dated March 17, 2004)

10.4 Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Charles D. Forgie (incorporated by reference to Exhibit 10.5 of the Bank's 10-KSB dated March 17, 2004)

10.5 Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.6 of the Bank's 10-KSB dated March 17, 2004)

10.6 Change in Control Agreement, dated as of July 30, 1999, by and between the Bank and Charles D. Forgie (incorporated by reference to Exhibit 10.7 of the Bank's 10-KSB dated March 17, 2004)

10.8 Change in Control Agreement, dated as of July 30, 1999, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.8 of the Bank's 10-KSB dated March 17,
               2004)

10.9 Change in Control Agreement dated as of December 23, 2005 by and between the Bank and Terry L. Boulton (filed herewith)

10.10 Letter Agreement dated as of April 25, 2006 by and between the Company and Paul R. Little (incorporated by reference to Exhibit
               10.1 of the Company's 8-K filed with the Securities and Exchange Commission on May 22, 2006)

13 2006 Annual Report (except for those portions expressly incorporated by reference, the 2006 Annual Report is furnished for informational purposes and is not to be deemed filed as part of this Form 10-KSB)

21             Subsidiaries (filed herewith)

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2007.

                                       SBT BANCORP, INC.

                                       By: /s/
                                           -------------------------------------
                                           Martin J. Geitz
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                Capacity                  Date
         ----                                --------                  ----

/s/                                                               March 21, 2007
-------------------------------            President and
Martin J. Geitz                       Chief Executive Officer

/s/                                    Executive Vice President,  March 21, 2007
-------------------------------      Chief Financial Officer and
Anthony F. Bisceglio                   Chief Accounting Officer

/s/                                           Director            March 21, 2007
-------------------------------
Robert J. Bogino

/s/                                           Director            March 21, 2007
-------------------------------
James T. Fleming

/s/                                           Director            March 21, 2007
-------------------------------
Edward J. Guarco

/s/                                           Director            March 21, 2007
-------------------------------
Gary R. Kevorkian

/s/                                           Director            March 21, 2007
-------------------------------
Barry R. Loucks

/s/                                           Director            March 21, 2007
-------------------------------
George B. Odlum, Jr., DMD

/s/                                           Director            March 21, 2007
-------------------------------
David W. Sessions

                                              Director            March 21, 2007
-------------------------------
Jane F. von Holzhausen

/s/                                           Director            March 21, 2007
-------------------------------
Penny R. Woodford

/s/                                           Director            March 21, 2007
-------------------------------
Lincoln S. Young

Selected Financial and Other Data
--------------------------------------------------------------------------------


                                                       At 12/31/06            At 12/31/05            At 12/31/04
                                                    -------------------    -------------------   -------------------
Balance Sheet Data:
        Total assets                                      $217,046,550           $209,544,654           $202,154,436
        Loans, net                                         155,512,835            145,805,738            141,229,419
        Investment securities                               38,485,046             41,196,740             39,448,449
        Federal funds sold and other interest
             earning deposits                                4,944,524              6,833,970             10,010,972
        Deposits                                           198,402,158            191,115,680            183,132,283
        Stockholders' equity                                16,119,064             15,375,598             14,255,257




                                                       For the Year           For the Year           For the Year
                                                      Ended 12/31/06         Ended 12/31/05         Ended 12/31/04
                                                    -------------------    -------------------   -------------------
Statement of Income Data:
        Total interest and dividend income                 $11,135,620             $9,759,483             $8,670,263
        Total interest expense                               3,596,887              2,126,399              1,662,982
        Net interest and dividend income                     7,538,733              7,633,084              7,007,281
        Provision for loan losses                                    0                 30,000                 25,000
        Net interest and dividend income after-
            provision for loan losses                        7,538,733              7,603,084              6,982,281
        Gains on loans sold, net                                 3,977                 61,222                 44,726
        Other noninterest income                             1,152,262                983,637                841,702
        Noninterest expense                                  7,679,952              6,128,848              5,186,427
        Income tax expense                                     298,087                845,418                904,032
        Net income                                             716,933              1,673,677              1,778,250

        Earnings per common share                                $0.85                  $2.00                  $2.17
        Earnings per common share,
             assuming dilution                                   $0.84                  $1.96                  $2.10

Other Data:
        Net interest spread                                      3.44%                  3.80%                  3.66%
        Net interest margin                                      3.84%                  4.06%                  3.85%
        Return on average assets
                                                                 0.34%                  0.83%                  0.92%
        Return on average stockholders' equity                   4.52%                 11.19%                 13.17%
        Average stockholders' equity to
            average assets
                                                                 7.49%                  7.45%                  6.99%

Management's Discussion and Analysis of
Financial Conditions and Results of Operations
--------------------------------------------------------------------------------
Forward Looking Statements

         When used in this Annual Report or any press release, public announcement or filing, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company (defined below) has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2006. All statements, other than statements of historical facts, are forward-looking statements. The Bank (defined below) cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In addition to those factors previously disclosed by the Bank and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.

         Please do not rely unduly on any forward-looking statement, as such statements speak only as of the date made and the Bank undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.


General

         This discussion is designed to assist you in better understanding the Company's financial condition, results of operations, liquidity and capital
resources  and  any  significant  changes  and  trends  related  thereto.   This
discussion   should  be  read  in  conjunction  with  the  Company's   financial
statements.

        SBT Bancorp, Inc. (the "Company") is the holding company for The Simsbury Bank & Trust Company, Inc. (the "Bank"). The Company's only business is its investment in the Bank, which is a community oriented financial institution providing a variety of banking and investment services.

        The Bank was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System. The Bank's main office and its corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in the towns of Granby, Avon, Canton and Bloomfield, Connecticut. Simsbury has a population of more than 23,000. The aggregate population for the Bank's market area is 75,000, comprised of approximately 29,000 households. The Bank's customer base consists primarily of individual consumers and small businesses in the Farmington Valley of Connecticut. The Bank has in excess of 20,200 deposit accounts.

        The Bank offers a full range of banking services including commercial loans, term real estate loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and travelers' checks, safe deposit and other customary non-deposit banking services. As of December 31, 2006, approximately 75% of the Bank's loans were secured by residential property located in Connecticut. The Bank has two ATMs at its main office and one ATM at each of its branch locations. The ATMs generate activity fees based upon utilization by other banks' customers. The Bank does not have a trust department. The Bank offers investment products to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and through its affiliation with the securities broker/dealer Infinex Financial Services.

         The deposit growth experienced during the Bank's first eleven years of operation continued during 2006. Deposits increased by $7.3 million (3.8%) in 2006, compared to $8.0 million growth during 2005. Total assets ended the year at $217.0 million, an increase of $7.5 million (3.6%) over $209.5 million at year-end 2005. The Bank's loan portfolio also grew, increasing by $9.7 million (6.6%) to end the year at $157.2 million. The Bank's loan-to-deposit ratio, an important determinant of net interest income, increased to 79% at year-end 2006, compared to 77% at year-end 2005.

         Net income of $716,933 ($0.85 per common share) for the year ended December 31, 2006 was a 57% decrease from the net income of $1,673,677 ($2.00 per common share) reported for the year ended December 31, 2005, and a 60% decrease from the net income of $1,778,250 ($2.17 per common share) reported for the year ended December 31, 2004.


Results of Operations for the Years Ended December 31, 2006, 2005 and 2004.

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

         Net interest and dividend income, which totaled $7,538,733 in 2006, decreased for the first time in 2006 since the Bank began operations in March of 1995. The main reason for this decrease was the interest rate environment that was prevalent during most of 2006. Earning assets have grown from $30 million on December 31, 1995 to over $194 million at December 31, 2005 and to almost $200 million at December 31, 2006, a growth rate of 3.1% over the past year and a 24% growth rate over the last four years. The Bank's net interest spread and net interest margin decreased to 3.44% and 3.84% during 2006 as compared to 3.80% and 4.06% during 2005. This was primarily due to the unusual interest rate environment that was prevalent during the year. This environment was characterized by interest rates that were higher in the short term than they were in the long term. This made it necessary for the Bank to pay more for shorter term time deposits than it would have in a more normal interest rate climate.

         The following table presents the average amounts outstanding for the major categories of the Bank's interest-earning assets and interest-bearing liabilities and the average interest rates earned or paid thereon for the years ended December 31, 2006, 2005 and 2004.

                                                NET INTEREST INCOME
                                               (Dollars in thousands)

                                                                For the Year Ended 12/31/06
                                                            ---------------------------------
                                                             Average       (1)
                                                             Balance     Interest     Yield
                                                            ---------------------------------

                     Federal funds sold and overnight
                     deposits                               $  4,348       $   216     4.97%

                     Investments  (1)                         43,776         1,983     4.53

                     Mortgage loans                           77,038         4,174     5.42
                     Commercial loans                         36,727         2,594     7.06
                     Consumer loans                           37,920         2,296     6.05
                     Term federal funds sold                     137             6     4.38
                                                            --------       -------
                           Total loans                       151,822         9,070     5.97
                                                            --------       -------
                           Total interest-earning assets    $199,946       $11,269     5.64%
                                                            ========       =======     ====
                     NOW deposits                           $ 25,951       $    26     0.10%
                     Savings deposits                         61,444           558     0.91
                     Time deposits                            72,271         2,878     3.98
                                                            --------       -------
                           Total interest-bearing deposits   159,666         3,462     2.17

                     Securities sold under agreements to
                           repurchase                          1,903            41     2.15
                     Federal Home Loan Bank advances           1,763            94     5.33
                                                            --------       -------
                        Total interest-bearing liabilities  $163,332       $ 3,597     2.20%
                                                            ========       =======
                        Net interest income                                $ 7,672
                                                                           =======
                        Net interest spread                                            3.44%
                                                                                       ====
                        Net interest margin                                            3.84%
                                                                                       ====


                                                                For the Year Ended 12/31/05
                                                            ------------------------------------
                                                              Average       (1)
                                                              Balance     Interest     Yield
                                                            ------------------------------------

                     Federal funds sold and overnight
                     deposits                               $  5,267       $   169      3.21%
                     Investments  (1)                         40,636         1,628     4.01
                     Mortgage loans                           80,376         4,364     5.43
                     Commercial loans                         32,893         2,108     6.41
                     Consumer loans                           30,938         1,579     5.10
                     Term federal funds sold                     542            14     2.58
                                                            --------       -------     -----
                           Total loans                       144,749         8,065     5.57
                                                            --------       -------     -----
                           Total interest-earning assets    $190,652       $ 9,862      5.17%
                                                            ========       =======
                     NOW deposits                           $ 26,721       $    27      0.10%
                     Savings deposits                         73,994           597     0.81
                     Time deposits                            51,684         1,427     2.76
                           Total interest-bearing deposits   152,399         2,051     1.35

                     Securities sold under agreements to
                           repurchase                          2,007            32     1.59
                     Federal Home Loan Bank advances           1,201            44     3.66
                          Total interest-bearing            $155,607       $ 2,127      1.37%
                          liabilities                       ========       =======

                          Net interest income                              $ 7,735
                                                                           =======
                          Net interest spread                                           3.80%
                                                                                        ====
                          Net interest margin                                           4.06%
                                                                                        ====


                                                NET INTEREST INCOME
                                               (Dollars in thousands)


                                                                For the Year Ended 12/31/04
                                                            ------------------------------------
                                                              Average       (1)
                                                              Balance     Interest     Yield
                                                            ------------------------------------
                     Federal funds sold and overnight
                     deposits                               $ 11,191       $   139     1.24%

                     Investments  (1)                         39,603         1,478     3.73

                     Mortgage loans                           83,349         4,619     5.54
                     Commercial loans                         24,091         1,368     5.68
                     Consumer loans                           25,560         1,161     4.54
                     Term federal funds sold                     719             8     1.11
                                                            --------       -------
                          Total loans                        133,719         7,156     5.35
                                                            --------       -------
                          Total interest-earning assets     $184,513       $ 8,773      4.75%
                                                            ========       =======
                     NOW deposits                           $ 27,514         $  27     0.10%
                     Savings deposits                         78,462           635     0.81
                     Time deposits                            44,070           963     2.19
                                                            --------       -------     ----
                          Total interest-bearing deposits    150,046         1,625     1.08

                     Securities sold under agreements to
                          repurchase                           2,889            38     1.32
                     Federal Home Loan Bank advances               5             -        -
                                                            --------       -------     ----


                     Total interest-bearing liabilities     $152,940       $ 1,663     1.09%
                                                            ========       =======
                          Net interest income                              $ 7,110
                                                                           =======
                          Net interest spread                                          3.66%
                                                                                       ====
                          Net interest margin                                          3.85%
                                                                                       =====


(1)  ______ On a fully taxable  equivalent  basis based on a tax rate of 38.95%.
     Interest  income  on  investments   includes  a  fully  taxable  equivalent
     adjustment of $133,000 in 2006, $103,000 in 2005 and $103,000 in 2004.

         The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.


                                           Year Ended December 31, 2006     Year Ended December 31, 2005
                                                    Compared to                      Compared to
                                           Year Ended December 31, 2005     Year Ended December 31, 2004
                                          -------------------------------- --------------------------------
                                          Increase (Decrease)              Increase (Decrease)
                                                 Due to                           Due to
                                          ---------------------            ---------------------
                                              Volume      Rate        Net      Volume      Rate        Net
                                          -------------------------------- ----------- --------- ----------
                                                                   (In thousands)
 Interest and dividend income:
    Federal funds sold and overnight deposits   $ 69      $(22)    $   47        $ 45     $ (15)    $   30
    Investments                                  223       132        355         111        39        150
    Loans                                        599       406      1,005         303       606        909
                                                ----      ----      -----        ----     -----     ------
          Total interest-earning assets          891       516      1,407         459       630      1,089
                                                ----      ----      -----        ----     -----     ------
 Interest expense:
    NOW deposits                                   0        (1)        (1)          0         0          0
    Savings deposits                             111      (150)       (39)         (2)      (36)       (38)
    Time deposits                                763       688      1,451         280       184        464
                                                ----      ----      -----        ----     -----     ------
         Total interest-bearing deposits         874       537      1,411         278       148        426

    Securities sold under agreements to
           repurchase                             11        (2)         9          14      (20)         (6)
    FHLB advances                                 25        25         50          44         0         44
                                                ----      ----      -----        ----     -----     ------
          Total interest-bearing
              liabilities                        910       560      1,470         336       128        464
                                                ----      ----      -----        ----     -----     ------
    Net change in interest income               $(19)     $(44)      $(63)       $123     $ 502     $  625
                                                ----      ----      -----        ----     -----     ------

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

         Each month the Bank reviews the allowance for loan losses and makes additional provisions to the allowance, as needed. For the year ended December 31, 2006, the allowance was decreased by $21,204, net of charge-offs and recoveries. The total allowance for loan losses at December 31, 2006 was $1,698,329 or 1.08% of outstanding loans. This compares with a total allowance for loan losses of $1,719,533 at year-end 2005, which represented 1.16% of outstanding loans. With the exclusion of loans to financial institutions (term federal funds sold), this ratio was 1.08% at year-end 2006 and 1.18% at year-end 2005. During 2006, the Bank charged-off five loans for a total of $21,308. The Bank recovered one loan for $104 during 2006. During 2005, the Bank charged-off four loans for a total of $12,476. The Bank recovered one loan for $94 during 2005. Management believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

         The following table sets forth the various components of the Bank's noninterest income and noninterest expense for the years ended December 31, 2006, 2005 and 2004.



                                                   NONINTEREST INCOME

                                     For Year                 For Year                 For Year
                                     Ended            % of    Ended           % of       Ended             % of
                                     12/31/06        Total    12/31/05        Total     12/31/04           Total
                                   -----------  ----------- ------------ ------------ ------------- --------------
   Service charges on deposit      $   336,664        29.1%    $ 313,746        30.0%     $ 331,374         37.4%
   accounts
   Safe deposit fees                    74,039         6.4        64,819         6.2         61,475          6.9
   Business manager income             129,232        11.2       127,157        12.2        118,768         13.4
   Gain on loans sold, net               3,977         0.3        61,222         5.9         44,726          5.0
   Other income                        612,327        53.0       477,915        45.7        330,085         37.3
                                   -----------       -----    ----------        -----      --------        -----
            Total                  $ 1,156,239       100.0%   $1,044,859        100.0%     $886,428        100.0%
                                   ===========       =====    ==========        =====      ========        =====


                                                   NONINTEREST EXPENSE

                                     For Year                  For Year                    For Year
                                  Ended 12/31/06    % of         Ended           % of        Ended         % of
                                                     Total     12/31/05         Total      12/31/04        Total
                                  --------------- ---------- -------------- ------------- ------------ ------------
 Salaries and employee benefits    $4,036,284         52.6%   $3,114,881        50.8%     $2,716,535      52.4%
 Occupancy expense                  1,028,280         13.4       753,452        12.3         682,675      13.1
 Equipment expense                    324,683          4.2       211,354         3.4         222,383       4.3
 Forms and supplies                   209,355          2.7       163,881         2.7         133,127       2.6
 Advertising and promotions           346,677          4.5       350,690         5.7         215,689       4.2
 Professional fees                    364,181          4.7       328,850         5.4         164,031       3.2
 Insurance                             75,023          1.0        78,757         1.3          74,591       1.4
 Loan expenses                        120,846          1.6        85,142         1.4         109,795       2.1
 Telephone and postage                147,885          1.9       138,457         2.3         118,787       2.3
 Other expenses                     1,026,738         13.4        903,384       14.7         748,814      14.4
                                   -----------      ------    -----------       ----      ----------      ----
            Total                  $7,679,952        100.0%   $6,128,848       100.0%      $5,186,427     100.0%
                                   ==========        =====    ==========       =====       ==========     =====


         Noninterest income for the twelve months ended December 31, 2006 was $1,156,239, an increase of over $111,000 from the twelve months ended December 31, 2005. The 2006 increase was due primarily to the increases in service charges on deposit accounts, safe deposit fees, and other income offset by a decrease in gains on loans sold. The Bank continued to sell residential mortgage loans with thirty year maturities during 2006 resulting in gains of $3,977. The Bank sold loans resulting in gains of $61,222 during 2005. The increase in service charges on deposit accounts was primarily due to an increase in overdraft fees collected. The Bank collected approximately $214,000 in these charges during 2006 compared to approximately $205,000 collected during 2005. At December 31, 2006, the Bank had over 20,200 deposit accounts, 1,200 or 6% more than the approximately 19,000 accounts at year-end 2005 and 3,100 or 18% more than the approximately 17,100 accounts at year-end 2004. The increase in other income during 2006 is primarily due to an increase in other fees received related to ATM and point of sales transactions, an increase in income from bank-owned life insurance and an increase in investment services fees and commissions. The Bank did not sell any investment securities during 2006 or 2005.

         Noninterest expense for the year ended December 31, 2006 was $7,679,952, an increase of $1,551,104 or 25%, over 2005. Noninterest expense for the year ended December 31, 2005 was $6,128,848. This compares to an increase of 18% from 2004 to 2005 in noninterest expense. The largest increases occurred in salaries and benefits, occupancy expense, equipment expense and professional fees. The increases in 2006 were primarily related to the addition of our fourth and fifth full-service branches and the Bank's continued efforts to promote itself as the bank of choice in the Farmington Valley of Connecticut. Other factors in this increase are expenses related to compliance with new regulatory requirements and the formation of a bank holding company.


         Salaries and employee benefits comprised 53% of total noninterest expense during 2006, as compared to 51% in 2005. Other major categories during 2006 included occupancy expense and equipment expense at approximately 13% and 4%, respectively, advertising and promotions at approximately 5%, and professional fees at approximately 5%. Other major categories in 2005 also included occupancy and equipment expenses at approximately 12% and 3%, respectively. The largest components of other expenses, totaling $1,026,738 in 2006 and $903,384 in 2005, consisted of correspondent banking charges and software costs.

Financial Condition at Years Ended December 31, 2006, 2005 and 2004

         The following table sets forth the average balances of each principal category of the Bank's assets, liabilities and capital accounts for the years ended December 31, 2006, 2005 and 2004.





                           Distribution of Assets, Liabilities and Stockholders' Equity
                                              (Dollars in thousands)

                                       For the Year Ended        For the Year Ended           For the Year Ended
                                            12/31/06                  12/31/05                     12/31/04
                                      ----------------------    ----------------------      ------------------------
                                                 Percent                   Percent                       Percent
                                      Average    of Total       Average        of             Average        of
                                       Balance    Assets        Balance   Total Assets        Balance    Total Assets
                                      ---------- -----------    ---------- -----------      ------------ -----------
Assets
    Cash and due from banks            $  6,511        3.1%      $  6,195        3.1%       $  5,516        2.9%
    Investment securities                43,776       20.7         40,636       20.2          39,603       20.5
    Federal funds sold and
    overnight                             4,348        2.1          5,267        2.6          11,191        5.8
         deposits
    Loans, net                          150,102       71.0        143,385       71.4         132,008       68.3
    Premises and equipment                1,309        0.6            570        0.3             508        0.2
    Accrued interest and other assets     5,462        2.5          4,872        2.4           4,479        2.3
         Total assets                  $211,508      100.0%      $200,925      100.0%       $193,305      100.0%

Liabilities and Stockholders' Equity
   Deposits
      Demand and NOW deposits          $ 57,982       27.4%      $ 56,639       28.2%       $ 53,762       27.8%
      Savings deposits                   61,444       29.1         73,994       36.8          78,462       40.6
      Time deposits                      72,271       34.1         51,684       25.7          44,070       22.8
         Total deposits                 191,697       90.6        182,317       90.7         176,294       91.2
   Accrued interest and other
   liabilities                            3,964        1.9          3,648        1.8           3,507        1.8
                                       --------      -----       --------      ------       --------      ------

         Total liabilities              195,661       92.5        185,965       92.5         179,801       93.0
                                       --------      -----       --------      ------       --------      ------

Stockholders' equity:
    Common stock                          8,555        4.1          8,397        4.2           8,197        4.3
    Retained earnings and other
          comprehensive income            7,292        3.4          6,563        3.3           5,307        2.7
                                       --------      -----       --------      ------       --------      ------
         Total stockholders' equity      15,847        7.5         14,960        7.5          13,504        7.0
                                       --------      -----       --------      ------       --------      ------

         Total liabilities and
            stockholders' equity       $211,508      100.0%      $200,925      100.0%       $193,305      100.0%
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

         Securities may be pledged to meet security requirements imposed as a condition for receipt of deposits of public funds and repurchase agreements. At December 31, 2006, the Bank had fourteen securities with a carrying value totaling $5,421,325 pledged for such purposes.

         As of December 31, 2006, the Bank's investment portfolio consisted of U.S. government and agency securities and preferred stocks, mortgage-backed securities, corporate bonds, municipal securities, and money market mutual funds. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank. The Bank's current policy is to invest only in securities with average maturities of less than ten years.

         The following table summarizes the amounts and distribution of the Bank's investment securities held as of December 31, 2006, 2005, and 2004.



                                                   INVESTMENT PORTFOLIO
                                                  (Dollars in thousands)
                                                                              December 31, 2006
                                                                     ------------------------------------
                                                                      Amortized     Fair
                                                                        Cost       Value       Yield
                                                                     ------------ --------- -------------
                  AVAILABLE-FOR-SALE SECURITIES
                  -----------------------------
                  U.S. Government and Agency securities
                       Due within one year                              $  7,076  $  7,016      3.45%
                       Due after one to five years                        10,750    10,646      4.41
                                                                         -------  --------
                           Total U.S. Government and Agency securities    17,826    17,662      4.03
                  State and Municipal securities
                      Due after one to five years                          2,261     2,261      4.31
                      Due after five to ten years                          1,724     1,833      5.43
                                                                         -------  --------      ----
                           Total State and Municipal securities            3,985     4,094      4.79
                  Corporate debt securities
                      Due after one to five years                            475       465      3.30
                                                                         -------  --------
                           Total Corporate debt securities                   475       465      3.30

                  Mortgage-backed securities
                       WARM* within one year                               7,851     7,698      4.63
                       WARM* after one to five years                       6,261     6,142      4.67
                                                                         -------  --------
                           Total Mortgage-backed securities               14,112    13,840      4.65
                  Preferred stocks                                         2,000     1,756      4.18
                                                                        --------  --------
                           Total Available-for-sale securities          $ 38,398  $ 37,817      4.29%
                                                                        ========  ========
                  * - Weighted-Average Remaining Maturity

                                                                              December 31, 2005
                                                                     ------------------------------------
                                                                      Amortized     Fair
                                                                        Cost       Value       Yield
                                                                     ------------ --------- -------------
                  AVAILABLE-FOR-SALE SECURITIES
                  -----------------------------
                  U.S. Government and Agency securities
                       Due within one year                              $  4,500  $  4,431      2.65%
                       Due after one to five years                        13,326    13,048      3.62
                                                                        --------  --------
                           Total U.S. Government and Agency               17,826    17,479      3.38
                           securities
                  State and Municipal securities
                      Due within one year                                  1,000       998      2.80
                      Due after one to five years                          1,937     1,950      4.14
                      Due after five to ten years                          1,821     1,949      5.38
                      Due after ten years                                    232       250      5.60
                                                                        --------  --------
                           Total State and Municipal securities            4,990     5,147      4.39
                  Corporate debt securities
                       Due after one to five years                           475       459      3.30
                                                                        --------  --------
                           Total Corporate debt securities                   475       459      3.30
                  Mortgage-backed securities
                       WARM* within one year                               3,977     3,944      4.96
                       WARM* after one to five years                      11,846    11,522      4.46
                       WARM* after five to ten years                          26        25      6.30
                                                                        --------  --------
                           Total Mortgage-backed securities               15,849    15,491      4.59
                 Preferred stocks                                          2,000     1,655      2.84
                                                                        --------  --------
                           Total Available-for-sale securities          $ 41,140  $ 40,231      4.22%
                                                                        ========  ========
                * - Weighted-Average Remaining Maturity


                                                  INVESTMENT PORTFOLIO
                                                 (Dollars in thousands)

                                                                             December 31, 2004
                                                                   --------------------------------------
                                                                    Amortized   Fair
                                                                      Cost       Value        Yield
                                                                   ------------ -------- ----------------
                AVAILABLE-FOR-SALE SECURITIES
                U.S. Government and Agency securities
                    Due within one year                                $ 2,30   $ 2,308       4.00%
                    Due after one to five years                         12,495   12,379       3.00
                                                                       -------   ------
                          Total U.S. Government and Agency              14,795   14,687       3.15
                          securities
                State and Municipal securities
                    Due after one to five years                         2,278     2,369       4.28
                    Due after five to ten years                         1,820     2,013       5.38
                    Due after ten years                                   232       253       5.60
                                                                       -------   ------
                           Total State and Municipal securities         4,330     4,635       4.81
                Corporate debt securities
                    Due within one year                                    500      500       3.85
                    Due after one to five years                            475      467       3.30
                          Total Corporate debt securities                  975      967       3.58
                Mortgage-backed securities
                         WARM* within one year                           1,605    1,642       5.99
                         WARM* after one to five years                  15,063   14,989       4.50
                         WARM* after five to ten years                      41       40       6.30
                                                                       -------   ------
                                  Total Mortgage-backed securites        16,709   16,671      4.65
                Preferred stocks                                          2,000   1,523       1.53
                          Total Available-for-sale securities         $ 38,809  $38,483       3.91%


                * - Weighted-Average Remaining Maturity

Loan Portfolio

         General The following table presents the Bank's loan portfolio as of December 31, 2006, 2005 and 2004.


                                                      LOAN PORTFOLIO
                                                  (Dollars in thousands)

                                             December 31, 2006           December 31, 2005           December 31, 2004
                                            ---------------------      ----------------------     ------------------------
                                                       % Total                       % Total                      % Total
                                              Balance      Loans         Balance       Loans         Balance        Loans
                                            ---------- ----------      ---------- -----------     ----------- ------------
Commercial, financial and agricultural *     $ 10,947       7.0%        $ 11,386       7.7%         $ 14,089        9.9%
Real estate - construction and land
development                                    11,113       7.1            9,037       6.1             6,954        4.9
Real estate - residential                     106,375      67.7           96,459      65.5            97,646       68.4
Real estate - commercial                       15,974      10.2           16,101      10.9            11,197        7.8
Municipal                                         987       0.6              987       0.7             1,015        0.7
Consumer                                       11,582       7.4           13,381       9.1            11,850        8.3
                                              -------     -----         --------    ------          --------      -----
Total loans                                   156,978     100.0%         147,351     100.0%          142,751      100.0%
Allowance for loan losses                      (1,698)    =====           (1,720)   ======                        =====
Deferred costs, net                               233                        175                         180
                                             --------                   --------                    --------
Net Loans                                    $155,513                   $145,806                    $141,229
                                             ========                   ========                    ========

* - Includes Term federal funds sold of $0 at 12/31/2006, $2,000,000 at 12/31/2005 and $4,000,000 at 12/31/2004.

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

         The Bank has entered into an agreement with Resource Mortgage Solutions, a division of NetBank ("RMS") to sell mortgage loans originated by the Bank to RMS. During the year ended December 31, 2006, the Bank sold four loans with total principal balances of $598,000 to RMS resulting in total net gains of $3,977 for the Bank. During the year ended December 31, 2005, the Bank sold twenty-five loans with total principal balances of $6,495,650 to RMS resulting in total net gains of $61,222 for the Bank.

         Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased.

         With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any one borrowing entity up to 15% of the Bank's capital and reserves. An additional 10% is allowable if the credit is fully secured by qualified collateral. The Bank sells participations in its loans when necessary to stay within lending limits. As of December 31, 2006, these lending limits for the Bank were $2,293,286 and $4,322,143, respectively.

         Loan Concentrations The Bank does not have any significant concentrations in its loan portfolio by industry or group of industries. As of December 31, 2006, approximately 75% of the Bank's loans were secured by residential property located in Connecticut. As of December 31, 2005, 72% of the Bank's loans were secured by such property.

         Loan Portfolio Maturities and Interest Rate Sensitivity The following table summarizes the maturities and interest rate sensitivity of the Bank's loan portfolio.


                                      MATURITIES AND RATE SENSITIVITY OF LOANS
                                              As of December 31, 2006
                                                   (In thousands)

                                                                   Over One
                                                   One Year        but less           Over
                                                    Or Less          than           Five Years       Total
                                                                  Five Years
                                                   ----------    -------------     ------------    -----------
       Commercial, financial and agricultural       $  6,358         $  4,589                -       $ 10,947
       Real Estate - construction and land            11,113                -                -         11,113
       development
       Real Estate - residential                      24,061           18,051         $ 64,263        106,375
       Real Estate - commercial                       15,292              454              228         15,974
       Municipal                                          61              926                -            987
       Consumer                                        4,462            7,120                -         11,582
                                                    --------         --------         --------       --------
                     Total loans                    $ 61,347         $ 31,140         $ 64,491       $156,978
                                                    ========         ========         ========       ========
       Loans with fixed interest rates              $ 11,021         $ 29,258         $ 49,606        $89,885
       Loans with variable interest rates             50,326            1,882           14,885         67,093
                                                    --------         --------         --------       --------
                   Total loans                      $ 61,347         $ 31,140         $ 64,491       $156,978
                                                    ========         ========         ========       ========




         The following table sets forth at December 31, 2006, 2005 and 2004 the Bank's loan commitments, standby letters of credit and unadvanced portions of loans.

                                   LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
                                                   (In thousands)

                                                          12/31/06    12/31/05    12/31/04
                                                          --------    --------    --------
                           Commitments to originate loans  $ 3.521     $ 1,545     $ 4,566
                           Standby letters of credit           428         358           -
                           Unadvanced portion of loans
                              Construction                   6,698       5,270       4,432
                              Commercial lines of credit     6,380       6,654       4,655
                              Residential real estate            -           -         266
                              Consumer                         780         877         773
                              Home equity lines of credit   22,898      20,116      15,711
                                                          --------    --------    --------
                              Total                       $ 40,705    $ 34,820    $ 30,403
                                                          ========    ========    ========


         Non-Performing Assets Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had one nonaccrual loan with a balance of approximately $78,000 as of December 31, 2006. The Bank had one nonaccrual loan with a balance of approximately $32,500 as of December 31, 2005. The Bank had no nonaccrual loans as of December 31, 2004. The Bank had no loans more than 90 days past due and still accruing interest as of December 31, 2006, 2005 or 2004.

         When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset, at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of December 31, 2006, 2005 and 2004, there was no OREO held by the Bank.

         The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and ultimately, the credit worthiness of the borrower. In order to minimize this credit risk, the Bank requires that most loans be approved by at least two officers, one of whom must be an executive officer. Commercial loans greater than $100,000 as well as other loans in certain circumstances must be approved by the Loan Committee of the Company's Board of Directors.

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

         There were fourteen classified loans with a combined outstanding balance of $2,168,600 as of December 31, 2006 and eighteen classified loans with a combined outstanding balance of $2,711,270 as of December 31, 2005.

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


         The following table summarizes the Bank's loan loss experience, transactions in the allowance for loan losses and certain prominent ratios at or for the years ended December 31, 2006, 2005 and 2004.

                                          ALLOWANCE FOR LOAN LOSSES
                                           (Dollars in thousands)

                                                         At or For          At or For         At or For
                                                          the Year          the Year          the Year
                                                          Ended             Ended               Ended
                                                          12/31/06          12/31/05          12/31/04
                                                         -----------       ------------     --------------
    ALLOWANCE FOR LOAN LOSSES
    Balance at beginning of period                          $ 1,720            $ 1,702            $ 1,670
                                                            -------            -------            -------
    Total charge-offs                                           (22)               (12)               (14)
    Total recoveries                                              -                  -                 21
                                                            -------            -------            -------
    Net loans (charged-off) recovered                           (22)               (12)                  7
                                                            -------            -------            -------
    Provision for loan losses                                     -                 30                 25
                                                            -------            -------            -------
    Balance at end of period                                $ 1,698             $1,720             $1,702
                                                            =======            =======            =======
    BALANCES
    Average total loans                                    $151,822           $144,749           $133,719
    Total loans at end of period                            156,978            147,351            142,751

    RATIOS
    Allowance for loan losses to average loans                 1.12%              1.19%             1.28%
    Allowance for loan losses to loans at end of period        1.08               1.17              1.19


         The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at December 31, 2006, 2005 and 2004.


                                       ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                               (Dollars in thousands)

                                      December 31, 2006            December 31, 2005           December 31, 2004
                                   ------------------------     ------------------------    -------------------------
                                                  % of                         % of                           % of
                                    Allocation    Loans by       Allocation   Loans by      Allocation       Loans by
                                   of Allowance   Category       of Allowance Category      of Allowance     Category
                                   ------------- ----------     ------------ -----------    ------------- -----------
Real estate - residential                $  464    67.7%            $  418       65.5%        $   513         68.4%
Real estate -  commercial                   465    10.2                455       10.9             264          7.8
Real estate - construction and land
    development                             212     7.1                208        6.1             116          4.9
Commercial, financial and
agricultural                                331     7.0                370        7.7             525          9.9
Municipal                                     9     0.6                  9        0.7              26          0.7
Consumer                                    217     7.4                260        9.1             258          8.3
                                         ------   -----             ------      -----         -------        -----
     Total                               $1,698   100.0%            $1,720      100.0%         $1,702        100.0%
                                         ======   ======            ======      =====         =======        =====

Deposits

         Deposits are the Bank's primary source of funds. At December 31, 2006, the Bank had a deposit mix of 34% checking, 28% savings and 38% certificates. Twenty percent of the total deposits of $198.4 million were noninterest bearing at December 31, 2006. At December 31, 2005, the Bank had a deposit mix of 32% checking, 35% savings and 33% certificates. Nineteen percent of the total deposits of $191.1 million were noninterest bearing at December 31, 2005. At December 31, 2006, $7,142,000 of the Bank's deposits were from public sources. At December 31, 2005, $6,461,000 of the Bank's deposits were from public sources. The Bank's net interest income is enhanced by its percentage of noninterest bearing deposits.

         The Bank's deposits are obtained from a cross-section of the communities it serves. No material portion of the Bank's deposits has been obtained from or is dependent upon any one person or industry. The Bank's business is not seasonal in nature. The Bank accepts deposits in excess of $100,000 from customers. Those deposits are priced to remain competitive. As of December 31, 2006 and 2005, the Bank had no brokered funds on deposit.

         The Bank is not dependent upon funds from sources outside the United States and has not made loans to any foreign entities.

         The following table summarizes the distribution of average deposits and the average annualized rates paid for the years ended December 31, 2006, 2005 and 2004.

                                              AVERAGE DEPOSITS
                                           (Dollars in thousands)

                             For the Year Ended           For the Year Ended            For the Year Ended
                             December 31, 2006             December 31, 2005            December 31, 2004
                           -----------------------     --------------------------    -------------------------
                            Average      Average        Average        Average        Average       Average
                            Balance      Rate           Balance        Rate           Balance        Rate
                           ---------- ------------     ----------- --------------    ----------- -------------
Demand deposits              $32,031      0.00%            $29,918       0.00%           $26,248       0.00%
NOW deposits                  25,951      0.10              26,721       0.10             27,514       0.10
Savings deposits              61,444      0.91              73,994       0.81             78,462       0.81
Time deposits                 72,271      3.98              51,684       2.76             44,070       2.19
                            --------     ------           --------       ----           --------       -----
   Total average deposits   $191,697      1.81%           $182,317       1.12%          $176,294       0.92%
                            ========     ======           ========       ====           ========       =====


         The following table indicates the maturity schedule for the Bank's time deposits of $100,000 or more as of December 31, 2006, 2005 and 2004.

                           SCHEDULED MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                                           (Dollars in thousands)

                                    December 31, 2006           December 31, 2005         December 31, 2004
                                 ------------------------     ----------------------    ----------------------
                                                 % of                       % of                    % of
                                   Balance       Total         Balance      Total        Balance      Total
                                 ------------ -----------     ---------- -----------    ----------- ----------
Three months or less                 $15,322       60.5%        $ 7,521     35.0%        $ 5,656      39.4%
Over three through six months          6,036       23.9           5,498     25.6           4,864      33.9
Over six through twelve months         1,998        7.9           5,236     24.4           1,024       7.2
Over twelve months                     1,948        7.7           3,228     15.0           2,799      19.5
                                     -------     ------         -------     -----        -------     ------
        Total Time Deposits          $25,304     100.0%         $21,483     100.0%       $14,343     100.0%
                                     =======     ======         =======     =====        =======     ======

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

         To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities. As of December 31, 2006, the Bank's liquidity ratio was 27%, defined as the sum of $4.875 million in federal funds sold, $37.817 million in available-for-sale securities at fair value, and $10.879 million in cash and due from banks and interest-bearing deposits at the Federal Home Loan Bank, as a percentage of deposits. As of December 31, 2005, the Bank's liquidity ratio was 29%, defined as the sum of $6.767 million in federal funds sold, $40.231 million in available-for-sale securities at fair value, and $9.357 million in cash and due from banks and interest bearing deposits at the Federal Home Loan Bank, as a percentage of deposits.

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

         The table below sets forth the interest rate sensitivity of the Bank's interest-sensitive assets and interest-sensitive liabilities as of December 31, 2006, 2005 and 2004, using the interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.


                                           INTEREST RATE SENSITIVITY
                                             (Dollars in thousands)

                                                                   December 31, 2006
                                       --------------------------------------------------------------------------
                                         Due Within         Due in       Due After One    Due After
                                           Three       Three to Twelve   Year to Five       Five
                                           Months           Months           Years          Years       Total
                                           ------           ------           -----          -----       -----

Rate sensitive assets
     Federal funds sold and
     overnight deposits                $  4,875               --               --              --      $  4,875
     Available-for-sale securities        3,001           $ 13,469         $ 19,514        $  1,833      37,817
     Total loans                         54,835              6,512           31,140          64,491     156,978
                                       --------           --------         --------        --------    --------
           Total                       $ 62,711           $ 19,981         $ 50,654        $ 66,324    $199,670
                                       ========           ========         ========        ========    ========

Rate sensitive liabilities
     NOW deposits                      $  1,458               --               --          $ 27,701    $ 29,159
     Savings deposits                    32,641               --               --            23,235      55,876
     Time deposits                       40,294           $ 26,336         $  7,945            --        74,575
     Securities sold under
     agreements to repurchase             1,628               --               --              --         1,628
                                       --------           --------         --------        --------    --------
           Total                       $ 76,021           $ 26,336         $  7,945        $ 50,936    $161,238
                                       ========           ========         ========        ========    ========


Interest rate sensitivity gap          $(13,310)          $ (6,355)        $ 42,709        $ 15,388    $ 38,432
                                       ========           ========         ========        ========    ========
Cumulative gap                         $(13,310)          $(19,665)        $ 23,044        $ 38,432
                                       ========           ========         ========        ========    ========

Cumulative gap ratio to total assets         (6)%               (9)%             11%             18%





                                           INTEREST RATE SENSITIVITY
                                             (Dollars in thousands)

                                                                  December 31, 2005
                                       ------------------------------------------------------------------------
                                         Due Within         Due in       Due After One    Due After
                                           Three       Three to Twelve   Year to Five       Five
                                           Months           Months           Years          Years       Total
                                           ------           ------           -----          -----       -----
Rate sensitive assets
      Federal funds sold and
      overnight deposits                $  6,767             --                --            --      $  6,767
      Available-for-sale securities        1,656         $  9,372          $ 26,979      $  2,224      40,231
      Total loans                         52,274            6,208            30,367        58,502     147,351
                                        --------         --------          --------      --------    --------
           Total                        $ 60,697         $ 15,580          $ 57,346      $ 60,726    $194,349
                                        ========         ========          ========      ========    ========
Rate sensitive liabilities
      NOW deposits                      $  1,277             --                --        $ 24,266    $ 25,543
      Savings deposits                    40,692             --                --          26,243      66,935
      Time deposits                       15,539         $ 31,803          $ 15,221        62,563
      Securities sold under
      agreements to repurchase             2,313             --                --            --         2,313
                                        --------         --------          --------      --------    --------
          Total                         $ 59,821         $ 31,803          $ 15,221      $ 50,509    $157,354
                                        ========         ========          ========      ========    ========
Interest rate sensitivity gap           $    876         $(16,223)         $ 42,125      $ 10,217    $ 36,995
                                        ========         ========          ========      ========    ========
Cumulative gap                          $    876         $(15,347)         $ 26,778      $ 36,995
                                        ========         ========          ========      ========
Cumulative gap ratio to total assets           0%              (7)%              13%           18%



                                                                  December 31, 2004
                                       ------------------------------------------------------------------------
                                         Due Within         Due in       Due After One    Due After
                                           Three       Three to Twelve   Year to Five       Five
                                           Months           Months           Years          Years       Total
                                           ------           ------           -----          -----       -----

Rate sensitive assets
      Federal funds sold and
      overnight deposits                $  9,976             --                --            --      $  9,976
      Available-for-sale securities        2,023         $  3,950          $ 30,203      $  2,306      38,482
      Total Loans                         43,324            6,761            32,603        60,063     142,751
                                        --------         --------          --------      --------    --------
           Total                        $ 55,323         $ 10,711          $ 62,806      $ 62,369    $191,209
                                        ========         ========          ========      ========    ========
Rate sensitive liabilities
      NOW deposits                      $  1,426             --                --        $ 27,092    $ 28,518
      Savings deposits                    50,447             --                --          28,341      78,788
      Time deposits                       12,913         $ 18,100          $ 14,327        45,340
                                                                                                     --------
      Securities sold under
      agreements to repurchase             2,188             --                --            --         2,188
      Federal Home Loan Bank advances      2,000             --                --            --         2,000
                                        --------         --------          --------      --------    --------
           Total                        $ 68,974         $ 18,100          $ 14,327      $ 55,433    $156,834
                                        ========         ========          ========      ========    ========
Interest rate sensitivity gap           $(13,651)        $ (7,389)         $ 48,479      $  6,936    $ 34,375
                                        ========         ========          ========      ========    ========
Cumulative gap                          $(13,651)        $(21,040)         $ 27,439      $ 34,375
                                        ========         ========          ========      ========
Cumulative gap ratio to total assets          (7)%            (10)%              14%           17%

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

         The Company's Executive Committee meets at least quarterly to monitor the Bank's investments, liquidity needs and oversee its asset-liability management. Between meetings of the Executive Committee, Management oversees the Bank's liquidity.


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

         To  be  considered   "adequately   capitalized,"  an  institution  must
generally have a leverage ratio of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4% and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8%. As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions that Management believes have changed the Bank's category.

         At December 31, 2006, 2005 and 2004, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

                                               CAPITAL RATIOS

                                                                                      Minimum
                                               Actual       Actual     Actual       Regulatory       Well-
                                               12/31/06    12/31/05     12/31/04   Requirements   Capitalized
                                               --------    --------     --------   ------------   -----------
Bank:
Total capital (to risk weighted assets)           12.75%       13.66%      13.27%          8.00%       10.00%
Tier 1 capital (to risk weighted assets)          11.50%       12.41%      12.02%          4.00%        6.00%
Tier 1 capital (to average assets)                 7.31%        7.61%       7.11%          4.00%        5.00%


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

         Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. During the period 1992 through 2006 inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Federal Reserve. Based on the Bank's interest rate sensitivity position at year-end 2006, the Bank benefits in the short term from rising interest rates and is adversely impacted by falling interest rates. As such, indirectly, the management of the money supply by the Federal Reserve to control the rate of inflation may have an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Sarbanes-Oxley Act of 2002

     The Company has initiatives in place to ensure compliance with the Sarbanes-Oxley act of 2002. The Company has an Internal Compliance Committee that is responsible for the monitoring of and compliance with all federal regulations. This committee reports to the Audit and Compliance Committee of the Board of Directors.

Evaluation of Disclosure Control Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006 and have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis. This conclusion is based on the above-referenced officers' evaluation of such controls and procedures within 90 days of the date of this Form 10-KSB.

Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls during the fiscal year ended December 31, 2006.


Options Outstanding

     The following table sets forth the securities authorized for issuance under equity compensation plans.

                                                                                            Number of
                                                                                            securities
                                                                                       remaining available
                                                                                       for future issuance
                                               Number of                                   under equity
                                            securities to be                            compensation plans
                                              issued upon         Weighted-average          (excluding
                                              exercise of         exercise price of         securities
                                          outstanding options    outstanding options   reflected in column
                                                  (a)                    (b)                   (a))
                                                                                               (c)
                                          --------------------- ---------------------- ---------------------
Equity compensation plans
      approved by security holders                      68,927                 $25.22                16,117
Equity compensation plans not
      approved by security holders                           0                      0                     0
                                          --------------------- ---------------------- ---------------------
                 Total                                  68,927                 $25.22                16,117
                                          ===================== ====================== =====================

                                [GRAPHIC OMITTED]
                       SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
February 6, 2007


The Board of Directors and Stockholders
SBT Bancorp, Inc.
Simsbury, Connecticut

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of SBT Bancorp, Inc. and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBT Bancorp, Inc. and Subsidiary as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ SHATSWELL, MacLEOD & COMPANY, P.C.
                                          --------------------------------------
                                              SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
February 6, 2007


                        SBT BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2006 and 2005

ASSETS                                                                        2006            2005
------                                                                   -------------    -------------
Cash and due from banks                                                  $  10,861,262    $   9,349,045
Interest-bearing deposits with the Federal Home Loan Bank                       17,807            8,234
Money market mutual funds                                                       51,717           58,464
Federal funds sold                                                           4,875,000        6,767,272
                                                                         -------------    -------------
           Cash and cash equivalents                                        15,805,786       16,183,015
Investments in available-for-sale securities (at fair value)                37,817,246       40,231,140
Federal Home Loan Bank stock, at cost                                          667,800          965,600
Loans held-for-sale                                                            268,000

Loans                                                                      157,211,164      147,525,271
   Less allowance for loan losses                                            1,698,329        1,719,533
                                                                         -------------    -------------
           Loans, net                                                      155,512,835      145,805,738
Premises and equipment                                                       1,551,960        1,006,357
Accrued interest receivable                                                    894,999          793,488
Bank owned life insurance                                                    2,827,460        2,681,367
Other assets                                                                 1,700,464        1,877,949
                                                                         -------------    -------------
           Total assets                                                  $ 217,046,550    $ 209,544,654
                                                                         =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand deposits                                                       $  38,791,256    $  36,074,640
   Savings and NOW deposits                                                 85,035,535       92,477,912
   Time deposits                                                            74,575,367       62,563,128
                                                                         -------------    -------------
           Total deposits                                                  198,402,158      191,115,680
Securities sold under agreements to repurchase                               1,627,896        2,312,832
Other liabilities                                                              897,432          740,544
                                                                         -------------    -------------
           Total liabilities                                               200,927,486      194,169,056
                                                                         -------------    -------------
Stockholders' equity:
   Common stock, no par value; authorized 2,000,000 shares; issued and
     outstanding 841,991 shares in 2006 and 838,528 shares in 2005           8,636,380        8,456,690
   Retained earnings                                                         7,837,022        7,473,542
   Accumulated other comprehensive loss                                       (354,338)        (554,634)
                                                                         -------------    -------------
           Total stockholders' equity                                       16,119,064       15,375,598
                                                                         -------------    -------------
           Total liabilities and stockholders' equity                    $ 217,046,550    $ 209,544,654
                                                                         =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SBT BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 2006 and 2005

                                                                                  2006           2005
                                                                              -----------   ------------
Interest and dividend income:
   Interest and fees on loans                                                 $ 9,068,964   $ 8,065,276
   Interest on debt securities:
     Taxable                                                                    1,558,164     1,273,044
     Tax-exempt                                                                   208,591       195,112
   Dividends                                                                       83,544        56,765
   Other interest                                                                 216,357       169,286
                                                                              -----------   ------------
           Total interest and dividend income                                  11,135,620     9,759,483
                                                                              -----------   ------------
Interest expense:
   Interest on deposits                                                         3,462,049     2,050,630
   Interest on Federal Home Loan Bank advances                                     93,619        43,770
   Interest on securities sold under agreements to repurchase                      41,219        31,999
                                                                              -----------   ------------
           Total interest expense                                               3,596,887     2,126,399
                                                                              -----------   ------------
           Net interest and dividend income                                     7,538,733     7,633,084
Provision for loan losses                                                                        30,000
                                                                              -----------   ------------
           Net interest and dividend income after provision for loan losses     7,538,733     7,603,084
                                                                              -----------   ------------
Noninterest income:
   Service charges on deposit accounts                                            336,664       313,746
   Investment services fees and commissions                                       165,496        83,705
   Other service charges and fees                                                 486,458       427,339
   Increase in cash surrender value of life insurance policies                    130,656       127,754
   Gain on loans sold, net                                                          3,977        61,222
   Other income                                                                    32,988        31,093
                                                                              -----------   ------------
           Total noninterest income                                             1,156,239     1,044,859
                                                                              -----------   ------------
Noninterest expense:
   Salaries and employee benefits                                               4,036,284     3,114,881
   Occupancy expense                                                            1,028,280       753,452
   Equipment expense                                                              324,683       211,354
   Professional fees                                                              364,181       328,850
   Advertising and promotions                                                     346,677       350,690
   Forms and supplies                                                             209,355       163,881
   Correspondent charges                                                          196,001       195,458
   Postage                                                                        102,850       104,070
   Directors' fees                                                                129,335       130,000
   Other expense                                                                  942,306       776,212
                                                                              -----------   ------------
           Total noninterest expense                                            7,679,952     6,128,848
                                                                              -----------   ------------
           Income before income tax expense                                     1,015,020     2,519,095
Income tax expense                                                                298,087       845,418
                                                                              -----------   ------------
           Net income                                                         $   716,933   $ 1,673,677
                                                                              ===========   ===========
Earnings per common share                                                     $       .85   $      2.00
                                                                              ===========   ===========
Earnings per common share, assuming dilution                                  $       .84   $      1.96
                                                                              ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SBT BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2006 and 2005

                                                                                     Accumulated
                                                                                           Other
                                                      Common         Retained       Comprehensive
                                                       Stock         Earnings                 Loss         Total
                                                     ---------      ----------      --------------      -----------
Balance, December 31, 2004                           $8,320,286     $6,134,028         $(199,057)       $14,255,257
Comprehensive income:
   Net income                                                        1,673,677
   Net change in unrealized holding loss on
     available-for-sale securities, net of tax
     effect                                                                             (355,577)
       Comprehensive income                                                                               1,318,100
8,695 shares issued on stock options exercised          129,481                                             129,481
Tax benefit for stock options                             6,923                                               6,923
Dividends declared ($.40 per share)                                   (334,163)                            (334,163)
                                                      ---------      ---------      -------------      ------------
Balance, December 31, 2005                            8,456,690      7,473,542          (554,634)        15,375,598
Comprehensive income:
   Net income                                                          716,933
   Net change in unrealized holding loss on
     available-for-sale securities, net of tax
     effect                                                                              200,296
       Comprehensive income                                                                                 917,229
3,463 shares issued on stock options exercised           55,880                                              55,880
Stock based compensation                                123,810                                             123,810
Dividends declared ($.42 per share)                                   (353,453)                            (353,453)
                                                     ----------     ----------      -------------      ------------
Balance, December 31, 2006                           $8,636,380     $7,837,022         $(354,338)       $16,119,064

Reclassification disclosure for the years ended December 31:


                                                                                           2006              2005
                                                                                           ----              ----
Net unrealized holding gains (losses) on available-for-sale securities                   $328,087         $(582,436)
                                                                                         --------         ---------
   Other comprehensive income (loss) before income tax effect                             328,087          (582,436)
Income tax (expense) benefit                                                             (127,791)          226,859
                                                                                         --------           -------
     Other comprehensive income (loss), net of tax                                       $200,296         $(355,577)
                                                                                         ========         =========


Accumulated other comprehensive loss as of December 31, 2006 and 2005 consists of net unrealized holding losses on available-for-sale securities, net of taxes.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        SBT BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2006 and 2005

                                                                                            2006            2005
                                                                                       ------------    ------------
Cash flows from operating activities:
   Net income                                                                          $    716,933    $  1,673,677
                                                                                       ------------    ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of securities, net                                                         21,059          71,416
     Change in deferred loan costs, net                                                     (58,262)          5,572
     Provision for loan losses                                                               30,000
     (Increase) decrease in loans held-for-sale                                            (268,000)        740,000
     Depreciation and amortization                                                          314,817         179,904
     Decrease (increase) in other assets                                                    117,937        (357,991)
     Increase in interest receivable                                                       (101,511)        (68,681)
     (Increase) decrease in taxes receivable                                                (70,880)         20,353
     Increase in cash surrender value of bank owned life insurance                         (130,656)       (127,754)
                                             123,810
     Increase in other liabilities
     Increase in other liabilities                                                          144,587         148,010
     Increase in interest payable                                                            12,301          13,462
     Deferred tax expense (benefit)                                                          12,966         (30,908)
                                                                                       ------------    ------------
   Net cash provided by operating activities                                                835,101       2,297,060
                                                                                       ------------    ------------
Cash flows from investing activities:
   Proceeds from maturities of interest-bearing time deposit with other bank                500,000
   Purchases of available-for-sale securities                                            (6,915,828)    (10,210,385)
   Proceeds from maturities of available-for-sale securities                              9,636,750       7,808,242
   Redemption of Federal Home Loan Bank stock                                               297,800
   Loan originations and principal collections, net                                      (5,085,846)      3,115,689
   Loan purchases                                                                        (4,563,093)     (7,727,674)
   Recoveries of previously charged off loans                                                   104              94
   Capital expenditures                                                                    (870,749)       (616,609)
   Premiums paid on life insurance policy                                                   (15,437)        (15,437)
                                                                                       ------------    ------------
   Net cash used in investing activities                                                 (7,516,299)     (7,146,080)
                                                                                       ------------    ------------
Cash flows from financing activities:
   Net decrease in demand deposits, NOW and savings accounts                             (4,725,761)     (9,239,185)
   Net increase in time deposits                                                         12,012,239      17,222,582
   Net change in short term advances from Federal Home Loan Bank                         (2,000,000)
   Net (decrease) increase in securities sold under agreements to repurchase               (684,936)        125,008
   Proceeds from exercise of stock options                                                   55,880         129,481
   Dividends paid                                                                          (353,453)       (334,163)
                                                                                       ------------    ------------
   Net cash provided by financing activities                                              6,303,969       5,903,723
                                                                                       ------------    ------------
Net (decrease) increase in cash and cash equivalents                                       (377,229)      1,054,703
Cash and cash equivalents at beginning of year                                           16,183,015      15,128,312
                                                                                       ------------    ------------
Cash and cash equivalents at end of year                                               $ 15,805,786    $ 16,183,015
                                                                                       ============    ============

                                                                                            2006            2005
                                                                                       -------------   ------------
Supplemental disclosures:
   Interest paid                                                                       $  3,584,586    $  2,112,937
   Income taxes paid                                                                        356,001         855,973

                        SBT BANCORP, INC. AND SUBSIDIARY
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     Years Ended December 31, 2006 and 2005
                     --------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

On March 2, 2006, The Simsbury Bank & Trust Company, Inc. (the "Bank") reorganized into a holding company structure. As a result, the Bank became a wholly-owned subsidiary of SBT Bancorp, Inc. (the "Company") and each outstanding share of common stock of the Bank was converted into the right to receive one share of the common stock, no par value, of the Company. The Company files reports with the Securities and Exchange Commission and is supervised by the Board of Governors of the Federal Reserve System.

The Bank is a state chartered bank which was incorporated on April 28, 1992 and is headquartered in Simsbury, Connecticut. The Bank commenced operations on March 31, 1995 engaging principally in the business of attracting deposits from the general public and investing those deposits in securities, residential and commercial real estate, consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES
----------------------------

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements of the Company were prepared using the accrual basis of accounting. The significant accounting policies of the Company are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

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

     BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary the Bank and the Bank's wholly-owned subsidiary, SBT Investment Services, Inc. SBT Investment Services, Inc. was established solely for the purpose of providing investment products, financial advice and services to its clients and the community. All significant intercompany accounts and transactions have been eliminated in the consolidation.

     CASH AND CASH EQUIVALENTS:

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, Federal Home Loan Bank interest-bearing demand and overnight deposits, money market mutual funds and federal funds sold.

     Cash and due from banks as of December 31, 2006 and 2005 includes $2,446,000 and $1,812,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

     SECURITIES:

     Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

     The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

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

     Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans.

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

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

     FAIR VALUES OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

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

     ADVERTISING:

     The Company directly expenses costs associated with advertising as they are incurred.

     INCOME TAXES:

     The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

     STOCK BASED COMPENSATION:

     At December 31, 2006, the Company has a stock-based employee compensation plan which is described more fully in Note 15. The Company accounts for the plan under SFAS No. 123(R) "Share-based payment". During the year ended December 31, 2006, $123,810 in stock-based employee compensation was recognized. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under this plan prior to January 1, 2006 had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share Based Payment" to stock-based employee compensation for the year ended December 31, 2005.

     Net income, as reported                                         $1,673,677
     Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                         60,589
                                                                    ------------
     Pro forma net income                                            $1,613,088
                                                                    ============

     Earnings per share:
       Basic - as reported                                                $2.00
       Basic - pro forma                                                  $1.93
       Diluted - as reported                                              $1.96
       Diluted - pro forma                                                $1.89

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

     RECENT ACCOUNTING PRONOUNCEMENTS:

     In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company's financial condition and results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140" (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company's consolidated financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
-----------------------------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

                                                                 Gross       Gross
                                                 Amortized    Unrealized   Unrealized      Fair
                                                   Cost          Gains       Losses        Value
                                               -------------  ----------  ------------ -------------
December 31, 2006:
  Debt securities issued by the U.S. Treasury
   and other U.S. government corporations and
   agencies                                    $ 17,825,395   $   6,169   $   169,644  $ 17,661,920
  Obligations of states and municipalities        3,985,050     137,626        28,368     4,094,308
  Corporate debt securities                         475,000                     9,588       465,412
  Mortgage-backed securities                     14,112,206      15,723       287,923    13,840,006
  U.S. government agencies perpetual/callable
   preferred stocks                               2,000,000                   244,400     1,755,600
  Marketable equity securities                       51,717                                  51,717
                                               -------------  ----------  ------------ -------------
                                                 38,449,368     159,518       739,923    37,868,963
  Money market mutual funds included in cash
   and cash equivalents                             (51,717)                               (51,717)
                                               -------------  ----------  ------------ -------------
        Total available-for-sale securities    $ 38,397,651   $ 159,518   $   739,923  $ 37,817,246
                                               =============  ==========  ============ =============

December 31, 2005:
  Debt securities issued by the U.S. Treasury
   and other U.S. government corporations
   and agencies                                $ 17,826,063   $           $   346,668  $ 17,479,395
  Obligations of states and municipalities        4,989,994     189,025        31,955     5,147,064
  Corporate debt securities                         475,000                    16,097       458,903
  Mortgage-backed securities                     15,848,575      20,856       378,903    15,490,528
  U.S. government agencies perpetual/callable
   preferred stocks                               2,000,000                   344,750     1,655,250
  Marketable equity securities                       58,464                                  58,464
                                               -------------  ----------  ------------ -------------
                                                 41,198,096     209,881     1,118,373    40,289,604
  Money market mutual funds included in cash
   and cash equivalents                             (58,464)                                (58,464)
                                               -------------  ----------  ------------ -------------
        Total available-for-sale securities    $ 41,139,632   $ 209,881   $ 1,118,373  $ 40,231,140
                                               =============  ==========  ============ =============

The scheduled maturities of debt securities were as follows as of December 31,
2006:
                                                                                           Fair
                                                                                           Value
                                                                                       -------------
Due within one year                                                                    $  7,015,546
Due after one year through five years                                                    13,373,000
Due after five years through ten years                                                    1,833,094
Mortgage-backed securities                                                               13,840,006
                                                                                       -------------
                                                                                       $ 36,061,646
                                                                                       =============

There were no sales of available-for-sale securities during 2006 and 2005.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 2006.

As of December 31, 2006 and 2005, the total carrying amounts of securities pledged for securities sold under agreements to repurchase and public deposits was $5,421,325 and $5,704,711, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows as of December 31, 2006:

                                              Less than 12 Months      12 Months or Longer          Total
                                            ----------------------- ------------------------ ------------------------
                                                Fair     Unrealized      Fair     Unrealized     Fair      Unrealized
                                                Value      Losses        Value      Losses       Value       Losses
                                            ------------ ---------- ------------- ---------- ------------- ----------
Debt securities issued by the U.S.
 Treasury and other U.S. government
 corporations and agencies                  $ 3,990,180  $   9,820  $ 11,665,571  $ 159,824  $ 15,655,751  $ 169,644
Obligations of states and municipalities                                 902,855     28,368       902,855     28,368
Corporate debt securities                                                465,412      9,588       465,412      9,588
Mortgage-backed securities                      322,744      1,899    11,892,440    286,024    12,215,184    287,923
U.S. government agencies
 perpetual/callable preferred stocks                                   1,755,600    244,400     1,755,600    244,400
                                            ------------ ---------- ------------- ---------- ------------- ----------
    Total temporarily impaired securities   $ 4,312,924  $  11,719  $ 26,681,878  $ 728,204  $ 30,994,802  $ 739,923
                                            ============ ========== ============= ========== ============= ==========

Company management considers investments with an unrealized loss at December 31, 2006 to be only temporarily impaired because the impairment is due to the current interest rate environment, not other credit factors. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

NOTE 4 - LOANS
--------------

Loans consisted of the following as of December 31:

                                                                                     2006            2005
                                                                                --------------  --------------
Commercial, financial and agricultural                                          $  10,947,268   $  11,385,701
Real estate - construction and land development                                    11,113,090       9,037,438
Real estate - residential                                                         106,375,264      96,458,618
Real estate - commercial                                                           15,973,601      16,101,173
Municipal                                                                             987,153         987,153
Consumer                                                                           11,581,910      13,380,572
                                                                                --------------  --------------
                                                                                  156,978,286     147,350,655
Allowance for loan losses                                                          (1,698,329)     (1,719,533)
Deferred costs, net                                                                   232,878         174,616
                                                                                --------------  --------------
      Net loans                                                                 $ 155,512,835   $ 145,805,738
                                                                                ==============  ==============

Changes in the allowance for loan losses were as follows for the years ended
December 31:

                                                                                     2006            2005
                                                                                --------------  --------------
Balance at beginning of year                                                    $   1,719,533   $   1,701,915
Recoveries of loans previously charged off                                                104              94
Charge offs                                                                           (21,308)        (12,476)
Provision for loan losses                                                                              30,000
                                                                                --------------  --------------
Balance at end of year                                                          $   1,698,329   $   1,719,533
                                                                                ==============  ==============

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

                                                              2006        2005
                                                            ---------  ---------
Total nonaccrual loans                                      $ 78,047   $ 32,443
                                                            =========  =========

Accruing loans which are 90 days or more overdue            $      0   $      0
                                                            =========  =========

Information about loans that meet the definition of an impaired loan in SFAS No. 114 is as follows as of December 31:

                                                                          2006                      2005
                                                                -------------------------  ------------------------
                                                                Recorded      Related      Recorded     Related
                                                                Investment    Allowance    Investment   Allowance
                                                                In Impaired   For Credit   In Impaired  For Credit
                                                                Loans         Losses       Loans        Losses
                                                                ------------  -----------  ------------ -----------
Loans for which there is a related allowance for credit losses  $    78,047   $    1,756   $    32,443  $    3,244

Loans for which there is no related allowance for credit losses           0           0              0           0
                                                                ------------  -----------  ------------ -----------

        Totals                                                  $    78,047   $    1,756   $    32,443  $    3,244
                                                                ============  ===========  ============ ===========

Average recorded investment in impaired loans during the
 year ended December 31                                         $    60,186                $     6,489
                                                                ============               ============

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

        Total recognized                                        $     3,735                $         0
                                                                ============               ============
        Amount recognized using a cash-basis method of
         accounting                                             $     3,735                $         0
                                                                ============               ============

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:

                                                        2006            2005
                                                    ------------    ------------
Leasehold improvements                              $ 1,148,740     $   666,102
Furniture and equipment                               2,242,519       1,869,479
                                                    ------------    ------------
                                                      3,391,259       2,535,581
Accumulated depreciation and amortization            (1,839,299)     (1,529,224)
                                                    ------------    ------------
                                                    $ 1,551,960     $ 1,006,357

     NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2006 and 2005 was $25,304,338 and $21,483,496,
respectively.

For time deposits as of December 31, 2006, the scheduled maturities for years ended December 31 are:

        2007                                                   $ 66,629,836
        2008                                                      5,526,686
        2009                                                      1,232,341
        2010                                                        764,072
        2011                                                        422,432
                                                               -------------
            Total                                              $ 74,575,367
                                                               =============

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------------------------------------------------------

Securities sold under agreements to repurchase consist of funds borrowed from customers on a short-term basis secured by portions of the Company's investment portfolio. The securities which were sold have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies. The securities were held in safekeeping by Morgan Stanley, under the control of the Company. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The agreements mature generally within three months from date of issue.

NOTE 8 - INCOME TAX EXPENSE
---------------------------

The components of income tax expense are as follows for the years ended December 31:
                                                            2006         2005
                                                         ----------   ----------
Current:
   Federal                                               $ 222,816    $ 708,211
   State                                                    62,305      168,115
                                                         ----------   ----------
                                                           285,121      876,326
                                                         ----------   ----------
Deferred:
   Federal                                                   8,330      (26,718)
   State                                                     4,636       (4,190)
                                                         ----------   ----------
                                                            12,966      (30,908)
                                                         ----------   ----------
       Total income tax expense                          $ 298,087    $ 845,418
                                                         ==========   ==========

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

                                                            2006         2005
                                                         ----------   ----------
                                                            % of         % of
                                                           Income       Income
                                                         ----------   ----------
Federal income tax at statutory rate                          34.0%        34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                                         (14.6)        (5.1)
   Other                                                       1.4           .2
   Stock based compensation                                    4.2
   State tax, net of federal tax benefit                       4.4          4.5
                                                         ----------   ----------
       Effective tax rates                                    29.4%        33.6%
                                                         ==========   ==========

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                            2006        2005
                                                         ----------  -----------
Deferred tax assets:
   Allowance for loan losses                             $ 528,352   $  528,352
   Deferred compensation                                   196,329      179,658
   Other                                                     6,586       17,370
   Net unrealized holding loss on available-for-sale
    securities                                             226,067      353,858
                                                         ----------  -----------
       Gross deferred tax assets                           957,334    1,079,238
                                                         ----------  -----------

Deferred tax liabilities:
   Depreciation                                           (204,664)    (208,503)
   Deferred loan costs/fees                                (90,706)     (68,014)
                                                         ----------  -----------
       Gross deferred tax liabilities                     (295,370)    (276,517)
                                                         ----------  -----------
Net deferred tax asset                                   $ 661,964   $  802,721
                                                         ==========  ===========

As of December 31, 2006, the Company had no operating loss carryovers for income tax purposes.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES
-----------------------------------------------

As of December 31, 2006 the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between 2007 and 2016. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2006:

       2007                                               $   585,010
       2008                                                   588,307
       2009                                                   597,327
       2010                                                   604,811
       2011                                                   358,754
       Thereafter                                           1,020,057
                                                          ------------
           Total                                          $ 3,754,266
                                                          ============

Total rental expense amounted to $574,782 and $408,361 for the years ended December 31, 2006 and 2005, respectively.

NOTE 10 - FINANCIAL INSTRUMENTS
-------------------------------

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unadvanced funds on loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2006 and 2005 the maximum potential amount of the Company's obligation was $428,312 and $358,262, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                    2006                            2005
                                       ------------------------------  ------------------------------
                                          Carrying          Fair          Carrying          Fair
                                           Amount           Value          Amount           Value
                                       --------------  --------------  --------------  --------------
Financial assets:
  Cash and cash equivalents            $  15,805,786   $  15,805,786   $  16,183,015   $  16,183,015
  Available-for-sale securities           37,817,246      37,817,246      40,231,140      40,231,140
  Federal Home Loan Bank stock               667,800         667,800         965,600         965,600
  Loans held-for-sale                        268,000         268,386
  Loans, net                             155,512,835     153,402,000     145,805,738     143,769,000
  Accrued interest receivable                894,999         894,999         793,488         793,488

Financial liabilities:
  Deposits                               198,402,158     198,404,000     191,115,680     191,117,000
  Securities sold under agreements to
   repurchase                              1,627,896       1,627,896       2,312,832       2,312,832

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions.
Accounting policies related to financial instruments are described in Note 2.

Notional amounts of financial instrument liabilities with off-balance-sheet credit risk are as follows as of December 31:

                                                                            2006            2005
                                                                       --------------  --------------
Commitments to originate loans                                         $   3,520,850   $   1,544,500
Standby letters of credit                                                    428,312         358,262
Unadvanced portions of loans:
  Construction                                                             6,697,932       5,270,221
  Commercial lines of credit                                               6,380,518       6,654,353
  Consumer                                                                   779,823         876,891
  Home equity                                                             22,897,790      20,115,648
                                                                       --------------  --------------
                                                                       $  40,705,225   $  34,819,875
                                                                       ==============  ==============

There is no material difference between the notional amounts and the estimated fair values of the above off-balance sheet liabilities.

NOTE 11 - RELATED PARTY TRANSACTIONS
------------------------------------

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2006. Total loans to such persons and their companies amounted to $3,149,315 as of December 31, 2006. During the year ended December 31, 2006 principal payments totaled $2,704,242 and advances amounted to $3,875,066.

Deposits from related parties held by the Company as of December 31, 2006 and 2005 amounted to $1,857,419 and $1,761,463, respectively.

During 2006 and 2005, the Company paid $53,932 and $65,089, respectively, for rent and related expense of the Company's Granby branch office to a company of which a bank director is a principal. The rent expense for the Granby branch included in Note 9 amounted to $44,935 in 2006 and $45,385 in 2005.

During 2006 and 2005, the Company paid $375,876 and $228,148, respectively, for construction costs and related fees for the Company's Canton branch office to a company of which a bank director is a principal. This amount is included in capital expenditures for 2006 and 2005.

During 2006 and 2005, a director of the Company was paid $6,352 and $5,288, respectively, for legal services.

NOTE 12 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Company's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the State of Connecticut.

NOTE 13 - REGULATORY MATTERS
----------------------------

The Company and its subsidiary the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                         For Capital          Prompt Corrective
                                                 Actual               Adequacy Purposes       Action Provisions
                                           -------------------        -----------------       -----------------
                                             Amount    Ratio     Amount              Ratio    Amount       Ratio
                                             ------    -----     ------              -----    ------       -----
                                                              (Dollar amounts in thousands)
As of December 31, 2006:
  Total Capital (to Risk Weighted Assets):
    Consolidated                            $ 17,927   13.13%  $ 10,920              >8.0%       N/A
                                                                                     -

    The Simsbury Bank & Trust Company, Inc.   17,398    12.75    10,918              >8.0   $ 13,647      >10.0%
                                                                                     -                    -

  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                              16,229    11.89     5,460              >4.0        N/A
                                                                                     -

    The Simsbury Bank & Trust Company, Inc.   15,700    11.50     5,459              >4.0      8,188        >6.0
                                                                                     -                      -

  Tier 1 Capital (to Average Assets):
    Consolidated                              16,229     7.56     8,586              >4.0        N/A
                                                                                     -

    The Simsbury Bank & Trust Company, Inc.   15,700     7.31     8,586              >4.0     10,733        >5.0
                                                                                     -                      -

As of December 31, 2005 (Bank only):
  Total Capital (to Risk Weighted Assets)     17,153    13.66    10,046              >8.0     12,558       >10.0
                                                                                     -                     -

  Tier 1 Capital (to Risk Weighted Assets)    15,579    12.41     5,023              >4.0      7,535        >6.0
                                                                                     -                      -

  Tier 1 Capital (to Average Assets)          15,579     7.61     8,188              >4.0     10,235        >5.0
                                                                                     -                      -

The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Company's operating results and financial condition. The stockholders of the Company will be entitled to dividends only when, and if, declared by the Company's Board of Directors out of funds legally available therefore. The declaration of future dividends will be subject to favorable operating results, financial conditions, tax considerations, and other factors.

Under Connecticut law, the Bank may pay dividends only out of net profits. The Connecticut Banking Commissioner's approval is required for dividend payments which exceed the current year's net profits and retained net profits from the preceding two years. As of December 31, 2006, the Bank is restricted from declaring dividends to the Company in an amount greater than $3,412,821.

NOTE 14 - EMPLOYEE BENEFITS
---------------------------

The Company sponsors a 401(k) savings and retirement plan. Employees who were 21 years of age and employed on the plan's effective date were immediately eligible to participate in the plan. Other employees who have attained age 21 are eligible for membership on the first day of the month following completion of 90 days of service.

The provisions of the 401(k) plan allow eligible employees to contribute subject to IRS limitations. The Company's matching contribution equaled 50 cents per dollar contributed by the participant up to 6% of the participant's annual salary. The Company's expense under this plan was $75,868 in 2006 and $49,205 in 2005.

The Company entered into employment agreements (the "Agreements") with the Executive Officers of the Company. The Agreements provide for severance benefits upon termination following a change in control as defined in the agreements in amounts equal to cash compensation as defined in the agreements and fringe benefits that the Executive(s) would have received if the Executive(s) would have continued working for an additional five years.

NOTE 15 - STOCK OPTION PLAN
---------------------------

The Simsbury Bank & Trust Company, Inc. 1998 Stock Plan ("Plan") provides for the granting of options to purchase shares of common stock or the granting of shares of restricted stock up to an aggregate amount of 142,000 shares of common stock of the Company. Options granted under the Plan may be either Incentive Stock Options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code or non-qualified options which do not qualify as ISOs ("NQOs"). No restricted stock awards or stock options may be granted under the Plan after March 17, 2008.

The exercise price for shares covered by an ISO may not be less than 100% of the fair market value of common stock on the date of grant. The exercise price for shares covered by an NQO may not be less than 50% of the fair market value of common stock at the date of grant. All options must expire no later than ten years from the date of grant. The Plan also provides the Board with authority to make grants that will provide that options will become exercisable and restricted awards will become fully vested upon a change in control of the Company.

In accordance with the Plan each non-employee director is granted a NQO to purchase 1,000 shares of common stock at the fair market value of the common stock on the grant date. These options will become exercisable in two equal installments beginning on the first anniversary of the date of grant.

The fair value of each option granted in 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    2006             2005
                                                   ------           ------
Expected volatility                                 14.6%            14.6%
Expected dividends                                   1.5%             1.5%
Expected term (in years)                              10               10
Risk free rate                                      5.20%            4.49%

A summary of the status of the Company's stock option plan as of December 31 and changes during the years ending on that date is presented below:

                                           2006                      2005
                                   --------------------------------------------------
                                           Weighted-Average          Weighted-Average
Fixed Options                      Shares   Exercise Price   Shares   Exercise Price
-------------                     -------- ---------------- -------- ----------------
Outstanding at beginning of year   63,204       $24.34       50,899       $19.77
Granted                            10,500        29.00       21,000        31.50
Exercised                          (3,463)       16.17       (8,695)       14.89
Forfeited                          (1,314)       36.55
                                  --------                  --------
Outstanding at end of year         68,927        25.22       63,204        24.34
                                   ======                   ========

Options exercisable at year-end    41,364        21.46       34,764        17.76
Weighted-average fair value of
 options granted during the year    $8.77                     $8.60

The following table summarizes information about fixed stock options outstanding as of December 31, 2006:

                               Options Outstanding and Exercisable
                                Weighted-Average
                     Number         Remaining         Number
Exercise Price    Outstanding   Contractual Life    Exercisable   Exercise Price
--------------    -----------   ----------------    -----------   --------------
   $13.625           21,016         1.4 years          21,016        $13.625
    15.65             2,185         5.2 years           2,185          15.65
    16.25             2,409         4.9 years           2,409          16.25
    33.25             2,625         7.5 years           1,750          33.25
    34.90             1,314         7.3 years             876          34.90
    35.00             5,250         7.8 years           3,500          35.00
    36.55             2,628         7.3 years           2,628          36.55
    31.50            21,000         9.0 years           7,000          31.50
    29.00            10,500         9.5 years
                     ------                            ------
                     68,927         6.2 years          41,364
                     ======                            ======

As of December 31, 2006, there was $215,460 of total unrecognized compensation cost related to nonvested share-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.8 years. The total value of shares that vested during the years ended December 31, 2006 and 2005 was $123,810 and $60,589, respectively.

NOTE 16 - EARNINGS PER SHARE (EPS)
----------------------------------

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                    Income         Shares      Per-Share
                                                  (Numerator)   (Denominator)    Amount
                                                  -----------   -------------  ----------
Year ended December 31, 2006
  Basic EPS
    Net income                                    $  716,933         841,191       $ .85
    Effect of dilutive securities, options                            14,283
                                                  -----------   -------------
  Diluted EPS
    Net income                                    $  716,933         855,474       $ .84
                                                  ===========   =============

Year ended December 31, 2005
  Basic EPS
    Net income                                    $1,673,677         835,079       $2.00
    Effect of dilutive securities, options                            18,276
                                                  -----------   -------------
  Diluted EPS
    Net income                                    $1,673,677         853,355       $1.96
                                                  ===========   =============

NOTE 17 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

Shareholder Data
--------------------------------------------------------------------------------


     The Company's shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol "SBTB." At December 31, 2006, there were 841,991 shares outstanding and approximately 1,100 shareholders of record. There is a limited market for the Company's shares. The following table sets forth the high and low bid information for the period indicated.


                               Year Ended                 Year Ended
                            December 31, 2006         December 31, 2005
                           -------------------       -------------------

                            High         Low          High         Low
     First Quarter         $34.00       $31.60       $34.50       $36.50
     Second Quarter        $34.00       $28.75       $34.00       $31.50
     Third Quarter         $31.00       $27.25       $33.00       $30.70
     Fourth Quarter        $31.00       $29.55       $33.50       $33.15


     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions. The Company became the Bank's parent company in a reorganization that occurred on March 2, 2006. For periods prior to the reorganization, the above table sets forth the high and low bid information for the Bank's common shares.

Dividends

     The Company's shareholders are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefore. Connecticut law prohibits the Company from paying cash dividends except from its net profits, which are defined by state statutes. The Company declared and paid cash dividends of $353,453 during 2006. The Company declared and paid cash dividends of $334,163 during 2005.

     The Company did not repurchase any of its securities during the fourth quarter of 2006.

Corporate Information
--------------------------------------------------------------------------------

                                SBT Bancorp, Inc.
                              760 Hopmeadow Street
                                  P.O. Box 248
                        Simsbury, Connecticut 06070-0248
                                 (860) 658-BANK
                               Fax: (860) 651-5942
                              www.simsburybank.com



     Notice of Shareholders' Meeting
     -------------------------------
     The Annual Meeting of Shareholders of SBT Bancorp, Inc., the holding company for The Simsbury Bank & Trust Company, Inc., will be held at 5:00 p.m. on Tuesday, May 8, 2007 at 981 Hopmeadow Street, Simsbury, Connecticut.


     Independent Auditors                                Legal Counsel
     --------------------                                -------------
     Shatswell, MacLeod & Company, P.C.                  Day Pitney LLP
     83 Pine Street                                      Counselors at Law
     West Peabody, MA 01960-3635                         CityPlace I
                                                         Hartford, CT 06103-3499

     Transfer Agent                                      Shareholder Contact
     --------------                                      -------------------
     American Stock Transfer & Trust Company             Susan D. Presutti
     59 Maiden Lane                                      SBT Bancorp, Inc.
     Plaza Level                                         760 Hopmeadow Street
     New York, NY 10005                                  Simsbury, CT 06070
     Shareholder Relations: (800) 937-5449               (860) 408-5493

     Trading Symbol: SBTB
     ---------------

COPIES OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB WILL BE FORWARDED WITHOUT CHARGE UPON WRITTEN REQUEST TO:

                        Jane F. von Holzhausen, Secretary
                                SBT Bancorp, Inc.
                              760 Hopmeadow Street
                                  P.O. Box 248
                             Simsbury, CT 06070-0248

SBT Bancorp, Inc.
--------------------------------------------------------------------------------

Board of Directors
*Chairman of Committee

Lincoln S. Young
Chairman of the Board*
Retired Chief Executive Officer
Turbine Engine Services Corp.
   Corporate Governance Committee*
   Executive Committee
   Investment Services Committee
   Loan Committee
   Personnel Committee
   Marketing & Public Relations Committee

Robert J. Bogino
Vice Chairman
Retired President and Co-Owner
Bogino & DeMaria, Inc.
   Audit & Compliance Committee
   Corporate Governance Committee
   Executive Committee
   Investment Services Committee
   Loan Committee*

James T. Fleming
Commissioner
   Department of Public Works
State of Connecticut
   Audit & Compliance Committee
   Corporate Governance Committee
   Marketing & Public Relations Committee

Martin J. Geitz
President and Chief Executive Officer
The Simsbury Company and Trust Company
   Executive Committee
   Investment Services Committee
   Loan Committee
   Marketing & Public Relations Committee

Edward J. Guarco
Vice President
State Line Oil
   Audit & Compliance Committee
   Personnel Committee

Gary R. Kevorkian
Attorney at Law
   Loan Committee
   Personnel Committee

Barry R. Loucks
Retired President and CEO
The Simsbury Bank & Trust Company
   Executive Committee*
   Loan Committee
   Marketing & Public Relations Committee

George B. Odlum, Jr., DMD
General Dentistry
   Audit & Compliance Committee*
   Executive Committee

David W. Sessions
President and Treasurer
Casle Corporation
   Executive Committee
   Loan Committee
   Personnel Committee*

Jane F. von Holzhausen
Secretary
Vice President of Operations,
   Southwest Region
Prudential Connecticut Realty
   Corporate Governance Committee
   Executive Committee
   Marketing & Public Relations Committee*

Penny R. Woodford
Real Estate Agent
Coldwell Companyer Residential Brokerage
   Audit & Compliance Committee
   Marketing & Public Relations Committee

Officers

Martin J. Geitz
President and Chief Executive Officer

Anthony F. Bisceglio, Ph.D.
Treasurer and Chief Financial Officer

Jane F. von Holzhausen
Secretary

The Simsbury Bank and Trust Company, Inc.
--------------------------------------------------------------------------------

Board of Directors

All SBT Bancorp, Inc. Directors and:

NEW DIRECTOR
New Director Occupation
   New Directors Committees

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

Evan W. Woollacott
Retired Vice Chairman and Commissioner
Connecticut D.P.U.C.

Officers

Martin J. Geitz
President and Chief Executive Officer

Anthony F. Bisceglio, Ph.D.
Executive Vice President, Treasurer and Chief Financial Officer

Terry L. Boulton
Senior Vice President and
Chief Retail Companying Officer

Paul R. Little
Senior Vice President and
Chief Lending Officer

Jane F. von Holzhausen
Secretary

Vice Presidents
---------------
James R. Babcock
Richard A. Bahre
Robert A. Francolini
H. Holbrook Hyde, Jr.
Gladden R. Keyes
Lauren S. McCoy
Janice L. Zdun

Assistant Vice Presidents
-------------------------
Brian D. Belyea
Juliana R. Gingerich
Gladden R. Keyes
Jeffrey J. Levitsky
Kim A. McDonald
Susan D. Presutti, Assistant Secretary
Sophie S. Stevens
Barbara J. Wallace

Assistant Treasurers
--------------------
Margot M. Byrne
Christine A. Gates
Barbara J. Hanifin
Aline C. Hoadley
Karen G. Jepeal
Lisa A. Morgan
Craig S. Porter
Salverio P. Titus

Employees

Dianna S. Anderson
Theresa D. Bendell
Torrance H L Berry
Yvonne L. Bourgoin
Erin A. Bowe
Elizabeth  A. Brady
Alexandra S. Bullard
Katherine P. Cain
Carol D. Clifford
Nicole A. Dietz
Heather E. Dill
Cheryl B. Dilisio
S. Thomas Edge
Marilyn E. Ehrhardt
Lori L. Ethier
Deborah A. Fochesato
Pamela S. Ford
Beate E. Forst
Dawna M. Fuller
Shirley T. Gentry
Barbara A. Holcomb
Jo-Ann Horton
Regina M. Keith
Tina M. Kuracz
Elizabeth C. Lenhart
Francine T. Love
Abbey L. McGunnigle
Catherine L. Miller
Shawna L. Morin
Irene P. Najman
Alan G. Pollack
Patricia A. Pschirer
Margaret E. Rose
Gerald Smith, Jr.
Irene M. Smith
Karen E. Storms
Maria Theodoratos
Annette M. Troutman
Susan J. Truss
Liliana C. Viveiros
Michelle G. Wiggins

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
3(i)           Certificate of Incorporation (incorporated by reference to
               Exhibit 3.1 of the Company's Form 8K12G3 filed with the Securities and Exchange Commission on March 7, 2006)

3(ii) Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8K12G3 filed with the Securities and Exchange Commission on March 7, 2006)

4              Specimen Common Stock Certificate (incorporated by reference to
               Exhibit 4 of the Company's 10-QSB dated May 12, 2006)

10.1 Employment Agreement, dated as of September 1, 2004, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.13 of the Bank's 10-QSB dated November 12, 2004)

10.2 Employment Agreement, dated as of February 6, 2004, by and between the Bank and Charles D. Forgie and amended as of November 15, 2005 (incorporated by reference to the Company's 10-KSB dated March 24, 2006)

10.3 Employment Agreement, dated as of February 6, 2004, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.3 of the Bank's Form 10-KSB dated March 17, 2004)

10.4 Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Charles D. Forgie (incorporated by reference to Exhibit 10.5 of the Bank's 10-KSB dated March 17, 2004)

10.5 Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.6 of the Bank's 10-KSB dated March 17, 2004)

10.6 Change in Control Agreement, dated as of July 30, 1999, by and between the Bank and Charles D. Forgie (incorporated by reference to Exhibit 10.7 of the Bank's 10-KSB dated March 17, 2004)

10.8 Change in Control Agreement, dated as of July 30, 1999, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.8 of the Bank's 10-KSB dated March 17,
               2004)

10.9 Change in Control Agreement dated as of December 23, 2005 by and between the Bank and Terry L. Boulton (filed herewith)

10.10 Letter Agreement dated as of April 25, 2006 by and between the Company and Paul R. Little (incorporated by reference to Exhibit
               10.1 of the Company's 8-K filed with the Securities and Exchange Commission on May 22, 2006)

13 2006 Annual Report (except for those portions expressly incorporated by reference, the 2006 Annual Report is furnished for informational purposes and is not to be deemed filed as part of this Form 10-KSB)

21             Subsidiaries (filed herewith)

31.1           Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief
               Executive Officer

31.2           Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief
               Financial Officer

32.1           Section 1350 Certification by Chief Executive Officer

32.2           Section 1350 Certification by Chief Financial Officer