Form 10QSB
period 2007-03-31
SBT Bancorp, Inc.
filed 2007-05-15
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2007
                                      --------------

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from _______ to __________

        Commission file number:  000-51832

                                SBT Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Connecticut                                        20-4346972
-------------------------------                   ------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification Number)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT          06070
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

Yes X             No
   ---              -----

     Indicate by check mark whether the registrant is a shell company (as
defined by Rule 12b-2 of the Exchange Act).  Yes          No X
                                                ---         ---

     As of March 31, 2007, the registrant had outstanding 848,459 shares of its Common Stock, no par value.

     Transitional Small Business Disclosure Format (check one):

     Yes          No  X
        ---          ---


                                      INDEX

                                SBT Bancorp, Inc.

                                                                                                   Page No.
                                                                                                   --------
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Information

         Condensed Consolidated Balance Sheets as of March 31, 2007 and 2006 (unaudited)
         and December 31, 2006                                                                        3

         Condensed Consolidated Statements of Income for the Three Months Ended March 31,
         2007 and 2006 (unaudited)                                                                    4

         Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three
         Months Ended March 31, 2007 and 2006 (unaudited)                                             5

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2007 and 2006 (unaudited)                                                          6

         Notes to Condensed Consolidated Financial Statements - (unaudited)                         7 - 8


Item 2.  Management's Discussion and Analysis of  Financial Conditions and Results of Operations    9 - 14

Item 3.  Controls and Procedures                                                                     15

                           PART II - OTHER INFORMATION

Item 6.  Exhibits.                                                                                   16

SIGNATURES                                                                                           17

EXHIBIT INDEX                                                                                        18



                         PART I - FINANCIAL INFORMATION

                                SBT BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (Dollars in thousands, except for share amounts)

                                                                           03/31/07            12/31/06            3/31/06
                                                                           --------            --------            -------
                                                                        (Unaudited)                            (Unaudited)
ASSETS
     Cash and due from banks                                               $  9,546           $  10,861          $   6,751
     Interest-bearing deposits with the Federal Home Loan Bank                    7                  18                 37
     Federal funds sold                                                       8,600               4,875              6,700
     Money market mutual funds                                                   31                  52                103
                                                                      -------------       -------------      -------------
         Cash and cash equivalents                                           18,184              15,806             13,591
     Interest bearing time deposits with other banks                            110                   0                  0
     Investments in available-for-sale securities (at fair value)            34,863              37,817             44,214
     Federal Home Loan Bank stock, at cost                                      599                 668                966
     Loans held-for-sale                                                          0                 268                  0

     Loans                                                                  155,449             157,211            149,052
               Less allowance for loan losses                                 1,690               1,698              1,712
                                                                      -------------       -------------      -------------
                        Loans, net                                          153,759             155,513            147,340

     Premises and equipment                                                   1,467               1,552              1,003
     Accrued interest receivable                                                829                 895                827
     Bank owned life insurance                                                2,865               2,827              2,718
     Other assets                                                             1,506               1,701              2,243
                                                                      -------------       -------------      -------------

         TOTAL ASSETS                                                     $ 214,182           $ 217,047          $ 212,902
                                                                      =============       =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Demand deposits                                                       $ 36,907            $ 38,791           $ 31,474
     Savings and NOW deposits                                                90,593              85,036             93,759
     Time deposits                                                           67,508              74,575             69,787
                                                                      -------------       -------------      -------------
         Total deposits                                                     195,008             198,402            195,020

Securities sold under agreements to repurchase                                1,548               1,628              1,376
Other liabilities                                                             1,095                 898                784
                                                                      -------------       -------------      -------------
         Total liabilities                                                  197,651             200,928            197,180
                                                                      -------------       -------------      -------------

Stockholders' equity:
    Common stock, no par value; authorized 2,000,000 shares;
         issued and outstanding 848,459 shares on 3/31/07;
         841,991 shares on 12/31/06; and 840,897 shares
         on 3/31/06                                                           8,756               8,636              8,523
    Retained earnings                                                         8,019               7,837              7,757
    Accumulated other comprehensive loss                                      (244)               (354)              (558)
                                                                      -------------       -------------      -------------
         Total stockholders' equity                                          16,531               6,119             15,722
                                                                      -------------       -------------      -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 214,182           $ 217,047          $ 212,902
                                                                      =============       =============      =============

    See accompanying notes to the condensed consolidated financial statements


                                SBT BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

         (Dollars in thousands, except for share and per share amounts)

                                                                          For the three months ended
                                                                   ------------------------------------------
                                                                        3/31/07                 3/31/06
                                                                   ------------------      ------------------
Interest and dividend income
   Interest and fees on loans                                               $  2,387               $  2,142
   Investment securities                                                         419                    425
   Federal funds sold and overnight deposits                                      72                     62
                                                                   ------------------      -----------------
      Total interest and dividend income                                       2,878                  2,629
                                                                   ------------------      -----------------

Interest expense
   Deposits                                                                      897                    736
   Repurchase agreements                                                           7                      7
   Federal Home Loan Bank advances                                                30                      0
                                                                   ------------------      -----------------
      Total interest expense                                                     934                    743
                                                                   ------------------      -----------------

      Net interest and dividend income                                         1,944                  1,886
                                                                   ------------------      -----------------

Noninterest income
   Service charges on deposit accounts                                            98                    75
   Other service charges and fees                                                118                   118
   Increase in cash surrender value of life insurance policies                    37                    37
   Gains on loans sold                                                             0                     3
   Investment services fees and commissions                                       56                    26
   Other income                                                                    6                     8
                                                                   ------------------      -----------------
      Total noninterest income                                                   315                   267
                                                                   ------------------      -----------------

Noninterest expense
   Salaries and employee benefits                                              1,059                   913
   Premises and equipment                                                        372                   295
   Advertising and promotions                                                     76                    79
   Forms and supplies                                                             46                    58
   Professional fees                                                             109                    78
   Directors' fees                                                                37                    37
   Correspondent charges                                                          42                    47
   Postage                                                                        24                    26
   Other expenses                                                                239                   198
                                                                   ------------------      -----------------
       Total noninterest expense                                               2,004                 1,731
                                                                   ------------------      -----------------

Income before taxes                                                              255                    422

Income tax provision                                                              73                    139
                                                                   ------------------      -----------------

Net income                                                                  $    182               $    283
                                                                   ==================      =================
Comprehensive income                                                        $    292               $    280
                                                                   ==================      =================

Net income per share, basic                                                 $   0.21               $   0.34
                                                                   ==================      =================
Average shares outstanding, basic                                            847,413                840,001
                                                                   ==================      =================
Net income per share, assuming dilution                                     $   0.21               $   0.33
                                                                   ==================      =================
Average shares outstanding, assuming dilution                                858,195                856,223
                                                                   ==================      =================

    See accompanying notes to the condensed consolidated financial statements


                                SBT BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                             (Dollars in thousands)



                                                            Common       Retained      Accumulated Other
                                                            Stock        Earnings      Comprehensive Loss       Total
                                                          ----------   --------------  ------------------   -------------
Balance, December 31, 2005                                  $ 8,457       $    7,474       $     (555)          $ 15,376
Comprehensive income
    Net Income                                                                  283
    Net change in unrealized holding loss on
       available-for-sale securities, net of tax effect                                           (3)
             Comprehensive income                                                                                    280

Recognition of stock-based compensation expense                  28                                                   28

Proceeds from exercise of stock options                          38                                                   38
                                                          ----------   --------------  ----------------     -------------

Balance, March 31, 2006                                     $ 8,523       $    7,757       $     (558)         $  15,722
                                                          ==========  ===============   ===============     =============

Balance, December 31, 2006                                  $ 8,636       $    7,837       $     (354)         $  16,119
Comprehensive income
    Net Income                                                                  182
    Net change in unrealized holding loss on
       available-for-sale securities, net of tax effect                                           110
             Comprehensive income                                                                                    292

Recognition of stock-based compensation expense                  31                                                   31

Proceeds from exercise of stock options                          89                                                   89
                                                          ----------   --------------  ----------------     -------------

Balance, March 31, 2007                                     $ 8,756       $    8,019       $     (244)         $  16,531
                                                          ==========  ===============   ===============     =============

Accumulated other comprehensive loss as of March 31, 2007 and 2006 consists of net unrealized holding losses on available-for-sale securities, net of taxes.

    See accompanying notes to the condensed consolidated financial statements



                                SBT BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                                                       For the three months ended
                                                                               --------------------------------------------
                                                                                     3/31/07                 3/31/06
                                                                               --------------------     -------------------
Cash flows from operating activities:
     Net income                                                                           $   182                  $   283
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
          Decrease in loans held-for-sale                                                     268                        0
          Depreciation and amortization                                                        90                       65
          Decrease (increase) in interest receivable                                           66                     (33)
          (Decrease) increase in interest payable                                             (9)                        5
          Increase in prepaid expenses                                                       (22)                     (36)
          Net amortization of securities                                                        2                       12
          Decrease in unearned income                                                         (4)                      (9)
           Recognition of stock based compensation expense                                     31                       28
           Increase in other liabilities                                                      206                       39
           Decrease (increase) in other assets                                                107                    (364)
                                                                               -------------------     --------------------

     Net cash  provided by (used in) operating activities                                     917                     (10)
                                                                               -------------------     --------------------

Cash flows from investing activities:
      Investment in interest-bearing time deposit with other bank                           (110)                        0
      Purchases of securities available-for-sale                                            (265)                  (4,874)
      Maturities of securities available-for-sale                                           3,397                      874
      Loan originations and principal collections, net                                      1,758                  (1,525)
      Redemption of Federal Home Loan Bank stock                                               69                        0
      Capital expenditures                                                                    (3)                     (62)
                                                                                -----------------     ---------------------

      Net cash provided by (used in) investing activities                                   4,846                  (5,587)
                                                                                -----------------     ---------------------

Cash flows from financing activities:
      Net increase (decrease) in demand, NOW, money market and savings deposits             3,673                  (3,320)
      Net (decrease) increase in time deposits                                            (7,067)                    7,224
      Net decrease in securities sold under agreements to repurchase                         (80)                    (937)
      Proceeds from exercise of stock options                                                  89                       38
                                                                                ------------------    ---------------------

      Net cash (used in) provided by financing activities                                 (3,385)                    3,005
                                                                                ------------------    ---------------------

Net increase (decrease) in cash and cash equivalents                                        2,378                  (2,592)
Cash and cash equivalents at beginning of period                                           15,806                   16,183
                                                                                 -----------------     --------------------
Cash and cash equivalents at end of period                                              $  18,184               $   13,591
                                                                                 =================     ====================

Supplemental disclosures:
      Interest paid                                                                      $    943                      738
      Income taxes paid                                                                        30                       66

    See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity of SBT Bancorp, Inc. (the "Company") and The Simsbury Bank & Trust Company, Inc. (the "Bank") for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2006.


NOTE 2 - STOCK BASED COMPENSATION

     At March 31, 2007, the Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). This Statement revised SFAS No. 123, "Accounting for Stock Based Compensation" and superceded Accounting Principles Board ("APB") Opinion No.25, " Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the three months ended March 31, 2007, the Company recognized $31,000 in stock-based employee compensation expense. During the three months ended March 31, 2006, the Company recognized $28,000 in stock-based employee compensation expense.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company's fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flows

NOTE 4 - EARNINGS PER SHARE

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

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

Forward Looking Statements

     When used in the Company's Form 10-QSB (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended March 31, 2007. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board ("Fed"); customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.

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

     The Bank offers investment products and services to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and its affiliation with the securities broker/dealer Infinex Financial Services.

     Disclosure of the Company's significant accounting policies is included in
Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. One of these significant policies relates to the provision for loan losses. See the heading "Provision for Loan Losses" below for further details about the Bank's current provision.

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

     Net interest and dividend income, which totaled $1,944,000 and $1,886,000 for the quarters ended March 31, 2007 and 2006, respectively, has increased steadily since the Bank began operations in March 1995. The majority of this increase has been due to an increase in the volume of the Bank's earning assets. Earning assets have leveled off at $198 million on March 31, 2007 as compared to $199 million on March 31, 2006. The Bank's net interest margin, defined as the net yield on earning assets, increased from 3.85% for the quarter ending March 31, 2006 to 3.87% for the quarter ending March 31, 2007. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits, decreased from 3.51% for the quarter ending March 31, 2006 to 3.44% for the quarter ending March 31, 2007. The Bank's yield on interest-earning assets increased during the first three months of 2007 to 5.76% as compared to 5.37% for the first quarter of 2006 while the cost of deposits increased from 1.86% for the quarter ending March 31, 2006 to 2.32% for the quarter ending March 31, 2007. The inverted yield curve that has been prevalent from the latter part of 2006 and into 2007 has caused the Bank to pay higher rates than normal on time deposits while earning lower than normal rates on loans with longer maturities.

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

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as needed. The total allowance for loan losses at March 31, 2007 was $1,690,000 or 1.09% of outstanding loans as compared to $1,712,000 or 1.15% of outstanding loans as of March 31, 2006. The Bank did not record a provision for loan losses during the quarters ended March 31, 2006 and 2007. The Bank charged off one loan for $8,500 during the first quarter of 2007. The Bank charged off two loans for a total of $7,500 during the first quarter of 2006. During the quarter ended March 31, 2007, the Bank did not recover any loans previously charged off. During the quarter ended March 31, 2006, the Bank recovered $100 on loans previously charged off. The Bank believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

     Noninterest income for the first quarter of 2007 was $315,000, an increase of $48,000 from the first quarter of 2006. The majority of this increase was due to an increase in fees and commissions generated by SBT Investment Services. Service charges collected on deposit accounts accounted for the rest of the increase. At March 31, 2007, the Bank had approximately 20,700 deposit accounts, 1,100 or 6% more than the approximately 19,600 accounts at the end of the first quarter 2006.

     Noninterest expense for the first quarter of 2007 was $2,004,000, an increase of $273,000, over first quarter 2006 expense of $1,731,000. Salaries and benefits increased in 2007 due to increased staffing, primarily for the Bank's new Bloomfield branch. Premises and equipment increased in 2007 due to the opening of the Bank's new Bloomfield branch. The ratio of annualized operating expenses to average assets was 3.78% for the first quarter of 2007 as compared to 3.31% for the first quarter of 2006.

     During the first quarters of 2007 and 2006, salaries and employee benefits comprised approximately 53% of total noninterest expense. Other major categories included premises and equipment at approximately 19% and 17% in the first quarter of 2007 and 2006, respectively, professional fees at approximately 5% in the first quarter of both 2007 and 2006, and advertising and promotions at approximately 4% and 5% in the first quarter 2007 and 2006, respectively.

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

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At March 31, 2007, the Bank had fourteen securities with a book value totaling $5,175,154 pledged for such purposes. At March 31, 2006, the Bank had fourteen securities with a book value totaling $5,833,353 pledged for such purposes.

     As of March 31, 2007 and 2006, the Bank's investment portfolio consisted of U.S. Government and Agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities and U.S. Government sponsored Agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

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

     The Bank entered into an agreement with Resource Mortgage Solutions ("RMS"), formerly RBMG, Inc., in 2002 to sell mortgage loans originated by the Bank to RMS. During the three months ended March 31, 2007, the Bank sold one loan with a principal balance of $268,000 to RMS resulting in a loss of approximately $400 for the Bank as compared with the three months ended March 31, 2006, in which the Bank sold three loans with a principal balance of $423,000 to RMS resulting in gains of approximately $3,000 for the Bank.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank entered into an agreement with BCI Financial Corp ("BCI") in 2001 to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of March 31, 2007, the Bank had approximately $8,665,000 in auto loans purchased from BCI on its books as compared with March 31, 2006, at which time the Bank had approximately $9,777,000 in auto loans purchased from BCI on its books.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank's capital and reserves. Credit equaling an additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of March 31, 2007, the Bank's lending limits were $2,636,214 and $4,393,689, respectively. As of March 31, 2006, these lending limits were $2,594,949 and $4,324,915, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries. However, as of March 31, 2007, approximately 75% of the Bank's loans were secured by residential real property located in Connecticut as compared with March 31, 2006, when approximately 73% of the Bank's loans were secured by residential real property located in Connecticut.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had one nonaccrual loan with a balance of approximately $1,400 at March 31, 2007. The Bank had one nonaccrual loan with a balance of approximately $31,000 at March 31, 2006.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of March 31, 2007 and 2006, no OREO was held by the Bank.

     Nonpayment of loans is an inherent risk in the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and ultimately, the credit worthiness of the borrower. In order to minimize this credit risk, the Bank requires that most loans be approved by at least two officers, one of whom must be an executive officer. Commercial loans greater than $100,000 as well as other loans in certain circumstances must be approved by the Loan Committee of the Bank's Board of Directors.

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

     There were fourteen classified loans with combined outstanding balances of $1,862,310 as of March 31, 2007. There were nineteen classified loans with a combined outstanding balance of $2,659,765 as of March 31, 2006.

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

Deposits

     Deposits are the Bank's primary source of funds. At March 31, 2007, the Bank had a deposit mix of 34% checking, 31% savings and 35% certificates. The Bank's net interest income is enhanced by its percentage of noninterest bearing deposits. As of March 31, 2006, the deposit mix was 30% checking, 34% savings and 36% certificates. At March 31, 2007, nineteen percent of the total deposits of $195.0 million were noninterest bearing as compared with March 31, 2006 at which time sixteen percent of the Bank's total deposits of $195.0 million were noninterest bearing. As of March 31, 2007 and 2006, the Bank had $5,751,000 and $5,512,000, respectively, in deposits from public sources.

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

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. During the first quarter of 2007, the Bank joined Promontory Interfinancial Network LLC's Certificate of Deposit Account Registry Service ("CDARS"). This will allow the Bank to offer its customers FDIC insurance on Certificates of Deposit in amounts greater than $100,000 by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of March 31, 2007, the Bank had $110,000 in deposits in the CDARS network. The Bank had no brokered deposits as of March 31, 2006.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal Funds sold, and available-for-sale securities. As of March 31, 2007, the Bank's liquidity ratio was 27.2%, defined as the sum of $8.6 million in Federal Funds sold, $34.863 million in available-for-sale securities, and $9.584 million in cash and due from banks, interest-bearing deposits with the Federal Home Loan Bank and money market mutual funds as a percentage of deposits. This ratio was 29.6% at March 31, 2006 defined as the sum of $6.7 million in Federal Funds sold, $44.214 million in available-for-sale securities, and $6.891 million in cash and due from banks, interest-bearing deposits with the Federal Home Loan Bank and money market mutual funds as a percentage of deposits.

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

     The Executive Committee of the Company's Board of Directors meets at least quarterly to monitor the Bank's investments and liquidity needs and oversees its asset-liability management. In between meetings of the Committee, the Bank's Management oversees the Bank's liquidity.

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

     At March 31, 2007 and 2006, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

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

     Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through March 31, 2007, inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Fed. Based on the Bank's interest rate sensitivity position, the Bank benefits in the short term from rising interest rates and is adversely affected by falling interest rates. As such, indirectly, the management of the money supply by the Fed to control the rate of inflation has an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Item 3.  Controls and Procedures

     The Company has initiatives in place to ensure compliance with the Sarbanes-Oxley Act of 2002 (the "Act"). The Bank has an Internal Compliance Committee that is responsible for the monitoring of and compliance with all federal regulations. This committee makes reports on compliance matters to the Audit and Compliance Committee of the Company's Board of Directors.

Evaluation of Disclosure Control Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls

     There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                            SBT BANCORP, INC.


Date:  May 15, 2007                         By:    /s/
                                                 -------------------------------
                                                  Martin J. Geitz
                                                  Chief Executive Officer


Date:  May 15, 2007                         By:     /s/
                                                 -------------------------------
                                                  Anthony F. Bisceglio
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


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