Form 10QSB
period 2007-06-30
SBT Bancorp, Inc.
filed 2007-08-14
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended June 30, 2007
                                   -------------

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

Yes X             No
   ---              ---

     Indicate by check mark whether the registrant is a shell company (as
defined by Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---
     As of July 19, 2007, the registrant had outstanding 849,896 shares of its Common Stock, no par value.

     Transitional Small Business Disclosure Format (check one):

     Yes          No   X
        ---           ---

                                      INDEX

                                SBT Bancorp, Inc.

                                                                                                      Page No.
                                                                                                      --------

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Information

     Condensed Consolidated Balance Sheets as of June 30, 2007 and 2006 (unaudited)
     and December 31, 2006                                                                                3

     Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30,
     2007 and 2006 (unaudited)                                                                            4

     Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months
     Ended June 30, 2007 and 2006 (unaudited)                                                             5

     Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2007 and 2006 (unaudited)                                                             6

     Notes to Condensed Consolidated Financial Statements - (unaudited)                                 7 - 8


Item 2.  Management's Discussion and Analysis of  Financial Conditions and Results of Operations        9 - 15

Item 3.  Controls and Procedures                                                                          16


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                              17

Item 6.  Exhibits.                                                                                        17

SIGNATURES                                                                                                18

Exhibit Index                                                                                             19

                                             PART I - FINANCIAL INFORMATION

                                                   SBT BANCORP, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Dollars in thousands, except for per share amounts)

                                                                                         6/30/07   12/31/06    6/30/06
                                                                                       ----------- --------- -----------
                                                                                       (Unaudited)           (Unaudited)
ASSETS
------
Cash and due from banks                                                               $     10,425 $ 10,861  $    7,714
Interest-bearing deposits with Federal Home Loan Bank                                            5       18           4
Federal funds sold                                                                           4,300    4,875       3,550
Money market mutual funds                                                                       35       52          53
                                                                                       ----------- --------- -----------
 Cash and cash equivalents                                                                  14,765   15,806      11,321
Investments in available-for-sale securities (at fair value)                                30,781   37,817      43,760
Federal Home Loan Bank stock, at cost                                                          599      668         668
Loans held-for-sale                                                                              0      268           0

Loans                                                                                      158,697  157,211     154,958
 Less allowance for loan losses                                                              1,687    1,698       1,705
                                                                                       ----------- --------- -----------
            Loans, net                                                                     157,010  155,513     153,253
Premises and equipment                                                                       1,395    1,552       1,577
Accrued interest receivable                                                                    873      895         912
Bank owned life insurance                                                                    2,902    2,827       2,755
Other assets                                                                                 1,787    1,701       2,151
                                                                                       ----------- --------- -----------

 TOTAL ASSETS                                                                         $    210,112 $217,047  $  216,397
                                                                                       =========== ========= ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
 Demand deposits                                                                      $     38,682 $ 38,791  $   35,401
 Savings and NOW deposits                                                                   90,750   85,036      89,763
 Time deposits                                                                              61,449   74,575      70,668
                                                                                       ----------- --------- -----------
  Total deposits                                                                           190,881  198,402     195,832

Federal Home Loan Bank Advance                                                                   0        0       3,000
Securities sold under agreements to repurchase                                               1,737    1,628       1,416
Other liabilities                                                                            1,173      898         694
                                                                                       ----------- --------- -----------
  Total liabilities                                                                        193,791  200,928     200,942
                                                                                       ----------- --------- -----------

Stockholders' equity:
 Common stock, no par value; authorized 2,000,000 shares;
  issued and outstanding 849,678 shares on 6/30/07; 841,991 shares on 12/31/06;
  841,554 shares on 6/30/06                                                                  8,809    8,636       8,562
Retained earnings                                                                            7,860    7,837       7,602
Accumulated other comprehensive loss                                                         (348)     (354)       (709)
                                                                                       ----------- --------- -----------
  Total stockholders' equity                                                                16,321   16,119      15,455
                                                                                       ----------- --------- -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $    210,112 $217,047  $  216,397
                                                                                      ============ ========= ===========

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

                                                   SBT BANCORP, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)

                                  (Dollars in thousands, except for per share amounts)

                                                                       For the quarter ended   For the six months ended
                                                                     ------------------------- -------------------------
                                                                        6/30/07     6/30/06      6/30/07      6/30/06
                                                                     ------------ ------------ ----------- -------------
Interest and dividend income
 Interest and fees on loans                                          $      2,379 $      2,252 $     4,766 $       4,394
 Investment securities                                                        383          478         802           903
 Federal funds sold and overnight deposits                                     50           41         122           103
                                                                     ------------  ----------- ----------- -------------
  Total interest and dividend income                                        2,812        2,771       5,690         5,400
                                                                     ------------  ----------- ----------- -------------

Interest expense
 Deposits                                                                     797          825       1,694         1,561
 Repurchase Agreements                                                          9            7          16            14
 FHLB advances                                                                 16           23          46            23
                                                                     ------------  ----------- ----------- -------------
  Total interest expense                                                      822          855       1,756         1,598
                                                                     ------------  ----------- ----------- -------------

 Net interest and dividend income                                           1,990        1,916       3,934         3,802
                                                                     ------------  ----------- ----------- -------------

Noninterest income
 Service charges on deposit accounts                                           98           80         196           155
 Other service charges and fees                                               132          119         250           237
 Increase in cash surrender value of life insurance policies                   38           36          75            73
 Gains on loans sold                                                            0            0           0             3
 Investment services fees and commissions                                      61           42         117            68
 Other income                                                                   7            9          13            17
                                                                     ------------  ----------- ----------- -------------
  Total noninterest income                                                    336          286         651           553
                                                                     ------------  ----------- ----------- -------------

Noninterest expense
 Salaries and employee benefits                                             1,024          977       2,083         1,890
 Directors' fees                                                               35           36          72            73
 Premises and equipment                                                       384          312         756           607
 Advertising and promotions                                                    96          113         172           192
 Forms and supplies                                                            32           55          78           113
 Professional fees                                                            127          103         236           181
 Correspondent charges                                                         50           52          92            99
 Postage                                                                       29           25          53            51
 Other expenses                                                               241          245         480           443
                                                                     ------------  ----------- ----------- -------------
  Total noninterest expense                                                 2,018        1,918       4,022         3,649
                                                                     ------------  ----------- ----------- -------------

  Income before income taxes                                                  308          284         563           706

 Income tax provision                                                          93           85         166           224
                                                                     ------------  ----------- ----------- -------------

  Net income                                                         $        215 $        199 $       397 $         482
                                                                     ============  =========== =========== =============
 Comprehensive income                                                $        111 $         48 $       403 $         328
                                                                     ============  =========== =========== =============

 Net income per share, basic                                         $       0.25 $       0.24 $      0.47 $        0.57
                                                                     ============  =========== =========== =============
 Average shares outstanding, basic                                        849,528      841,388     848,476       840,698
                                                                     ============  =========== =========== =============
 Net income per share, assuming dilution                             $       0.25 $       0.23 $      0.46 $        0.56
                                                                     ============  =========== =========== =============
 Average shares outstanding, assuming dilution                            859,025      855,790     858,611       855,928
                                                                     ============  =========== =========== =============

                              See accompanying notes to the condensed consolidated financial statements.

                                                   SBT BANCORP, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (Unaudited)

                                                 (Dollars in thousands)

                                                                                            Accumulated
                                                                                               Other
                                                                 Common       Retained      Comprehensive
                                                                  Stock       Earnings          Loss           Total
                                                              -------------  -----------   --------------   ------------
Balance, December 31, 2005                                    $       8,457 $      7,474  $          (555) $      15,376
Comprehensive income
 Net income                                                                          482
 Net change in unrealized holding loss on
  available-for-sale securities, net of tax effect                                                   (154)
   Comprehensive income                                                                                              328

Cash dividend paid                                                                  (354)                           (354)

Recognition of stock-based compensation expense                          56                                           56

Proceeds from exercise of stock options                                  49                                           49
                                                              -------------  -----------   --------------   ------------

Balance, June 30, 2006                                        $       8,562 $      7,602  $          (709) $      15,455
                                                              =============  ===========   ==============   ============

Balance, December 31, 2006                                    $       8,636 $      7,837  $          (354) $      16,119

Comprehensive income
 Net income                                                                          397
 Net change in unrealized holding loss on
  available-for-sale securities, net of tax effect                                                      6
   Comprehensive income                                                                                              403

Cash dividend paid                                                                  (374)                           (374)

Recognition of stock-based compensation expense                          67                                           67

Proceeds from exercise of stock options                                 106                                          106
                                                              -------------  -----------   --------------   ------------

Balance, June 30, 2007                                        $       8,809 $      7,860  $          (348) $      16,321
                                                              =============  ===========   ==============   ============

Accumulated other comprehensive loss as of June 30, 2007 and 2006 consists of net unrealized holding losses on available-for-sale securities, net of taxes.


                              See accompanying notes to the condensed consolidated financial statements.

                                                   SBT BANCORP, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                 (Dollars in thousands)

                                                                                           For the six months ended
                                                                                       ---------------------------------
                                                                                           6/30/07          6/30/06
                                                                                       ---------------- ----------------

Cash flows from operating activities:
 Net income                                                                            $           397  $           482
 Adjustments to reconcile net income to net cash provided by operating activities:
  Decrease in loans held for sale                                                                  268                0
  Depreciation and amortization                                                                    180              136
  Decrease (increase) in interest receivable                                                        22             (118)
  (Decrease) increase in interest payable                                                          (10)              19
  Increase in prepaid expenses                                                                     (63)             (16)
  Net amortization of securities                                                                     3               19
  Decrease in unearned income                                                                       (2)             (34)
  Increase (decrease) in other liabilities                                                         285              (65)
  Increase in other assets                                                                         (31)            (156)
  Increase in cash surrender value of bank owned life insurance                                    (60)             (59)
  Recognition of stock-based compensation expense                                                   67               56
                                                                                       ---------------- ----------------

 Net cash provided by operating activities                                                       1,056              264
                                                                                       ---------------- ----------------

Cash flows from investing activities:
 Purchases of available-for-sale securities                                                       (639)          (6,416)
 Maturities of available-for-sale securities                                                     7,683            2,616
 Redemption of Federal Home Loan Bank stock                                                         69              298
 Loan origination and principal collections, net                                                (1,495)          (7,413)
 Premium paid on life insurance policy                                                             (15)             (15)
 Capital expenditures                                                                              (20)            (710)
                                                                                       ---------------- ----------------

 Net cash provided by (used in) investing activities                                             5,583          (11,640)
                                                                                       ---------------- ----------------

Cash flows from financing activities:
 Net increase (decrease) in demand, NOW, money market and savings deposits                       5,606           (3,389)
 Net (decrease) increase in time deposits                                                      (13,127)           8,105
 Net increase (decrease) in repurchase agreements                                                  109             (897)
 Net change in short term advances                                                                   0            3,000
 Cash dividends paid                                                                              (374)            (354)
 Proceeds from exercise of stock options                                                           106               49
                                                                                       ---------------- ----------------

 Net cash (used in) provided by financing activities                                            (7,680)           6,514
                                                                                       ---------------- ----------------

Net decrease in cash and cash equivalents                                                       (1,041)          (4,862)
Cash and cash equivalents at beginning of period                                                15,806           16,183
                                                                                       ---------------- ----------------
Cash and cash equivalents at end of period                                            $         14,765  $        11,321
                                                                                      ================= ================

Supplemental disclosures:
 Interest paid                                                                                   1,766            1,579
 Income taxes paid                                                                                 140              316

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


NOTE 2 - STOCK BASED COMPENSATION

     At June 30, 2007, the Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). This Statement revised SFAS No. 123, "Accounting for Stock Based Compensation" and superceded Accounting Principles Board ("APB") Opinion No. 25, " Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the six months ended June 30, 2007, the Company recognized $67,000 in stock-based employee compensation expense. During the six months ended June 30, 2006, the Company recognized $56,000 in stock-based employee compensation expense.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     When used in the Company's Form 10-QSB (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended June 30, 2007. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board ("Fed"); customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.

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

     Net interest and dividend income, which totaled $3,934,000 and $3,802,000 for the six months ended June 30, 2007 and 2006, respectively, has increased steadily since the Bank began operations in March of 1995. Net interest and dividend income totaled $1,990,000 and $1,916,000 for the quarters ended June 30, 2007 and 2006, respectively. The majority of this increase has been due to an increase in the volume of loans. Loans have grown from approximately $155 million on June 30, 2006 to over $158 million on June 30, 2007. The Bank's net interest margin, defined as the ratio of net interest and dividend income to interest-earning assets or net yield on earning assets, increased from 3.89% for the quarter ending June 30, 2006 to 4.14% for the quarter ending June 30, 2007. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits, increased from 3.52% for the quarter ending June 30, 2006 to 3.71% for the quarter ending June 30, 2007. The Bank's net yield on interest earning assets increased during the second quarter of 2007 to 5.83% as compared to 5.60% for the second quarter of 2006, while the cost of deposits increased from 2.05% for the second quarter of 2006 to 2.09% for the second quarter of 2007.


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

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as needed. During the six months ended June 30, 2007, the allowance was decreased by $11,000 which was the net charge offs for the period. During the six months ended June 30, 2006, the allowance decreased $15,000 which was the net charge offs for the period. During the quarter ended June 30, 2007, the allowance was decreased by $3,000, which was the net of charge offs and recoveries. During the quarter ended June 30, 2006, the allowance was decreased by $7,000, which was the net of charge offs and recoveries for the period. The total allowance for loan losses as of June 30, 2007 was $1,687,000 or 1.06% of outstanding loans as compared to a total allowance for loan losses of $1,705,000 or 1.10% of outstanding loans as of June 30, 2006. The Bank charged off one loan for $3,000 during the second quarter of 2007. The Bank charged off one loan for $7,000 during the second quarter of 2006. The Bank did not recover any funds on loans previously charged off during the second quarter of 2006 or 2007. The Bank believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

     Total noninterest income for the first six months of 2007 was $651,000, an increase of $98,000 over the first six months of 2006. Total noninterest income for the second quarter of 2007 was $336,000, an increase of $50,000, from the second quarter of 2006. The six month increase was primarily due to increases in investment services fees and commissions and service charges on deposit accounts. At June 30, 2007, the Bank had approximately 20,800 deposit accounts, which is 700 or 3.5% more than the approximately 20,100 accounts at the end of the second quarter of 2006. The major portion of noninterest income is derived from service and overdraft charges.

     Total noninterest expense for the first six months of 2007 was $4,022,000, an increase of $373,000 over total noninterest expense of $3,649,000 for the first six months of 2006. Total noninterest expense for the second quarter of 2007 was $2,018,000, an increase of $100,000 over noninterest expense of $1,918,000 for the second quarter 2006. Expenses related to salaries, benefits, premises and equipment all increased in 2007 due to the opening of the Bank's fifth full-service branch in Bloomfield, Connecticut. The Bloomfield office opened in June of 2006 making 2007 the first full year of activity for the branch. The ratio of annualized operating expenses to average assets was 3.89% for the second quarter of 2007 as compared to 3.58% for the second quarter of 2006. This increase is also attributable to the opening of the Bank's new Bloomfield office in 2006.

     Salaries and employee benefits comprised approximately 52% of total noninterest expense in the first six months of both 2007 and 2006. Other major categories included premises and equipment at approximately 19% and 17% in the first six months of 2007 and 2006, respectively; advertising and promotions at approximately 4% and 5% in the first six months of 2007 and 2006, respectively; and professional fees at approximately 6% and 5% in the first six months of 2007 and 2006, respectively. Salaries and employee benefits comprised approximately 51% of total noninterest expense in the second quarters of both 2007 and 2006. Other major categories included premises and equipment at approximately 19% and 16% in the second quarter of 2007 and 2006, respectively; professional fees at approximately 6% and 5% the second quarters of both 2007 and 2006, respectively; and advertising and promotions at 5% and 6% in the second quarters of 2007 and 2006, respectively.

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

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At June 30, 2007, the Bank had twelve securities with a market value totaling $4,175,907 pledged for such purposes. At June 30, 2006, the Bank had fourteen securities with a market value totaling $5,698,265 pledged for such purposes.

     As of June 30, 2007 and 2006, the Bank's investment portfolio consisted of U.S. Government and Agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities and U.S. Government sponsored Agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

     The Bank's investments are classified in one of three categories: (i) securities that the institution has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and are reported at amortized cost; (ii) securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and are reported at fair value, with unrealized gains and losses included in earnings; and (iii) securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale" and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At June 30, 2007, there were no investments classified as held-to-maturity or trading.

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

     The Bank entered into an agreement with Resource Mortgage Solutions ("RMS"), formerly RBMG, Inc., in 2002 to sell mortgage loans originated by the Bank to RMS. During the six months ended June 30, 2007, the Bank sold one loan with a principal balance of $268,000 to RMS resulting in a loss of approximately $400 for the Bank. The bank did not sell any loans to RMS during the quarter ended June 30, 2007. During the six months ended June 30, 2006, the Bank sold three loans with principal balances of $423,000 to RMS resulting in gains of approximately $3,000 for the Bank. The Bank did not sell any loans to RMS during the quarter ended June 30, 2006.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank entered into an agreement with BCI Financial Corp ("BCI") in 2001 to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of June 30, 2007, the Bank had approximately $7,540,000 in auto loans purchased from BCI on its books as compared with June 30, 2006, at which time the Bank had approximately $10,042,000 in auto loans purchased from BCI on its books.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any one borrowing entity up to 15% of the Bank's capital and reserves. An additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of June 30, 2007, the lending limits for the Bank were $2,654,568 and $4,424,279, respectively. As of June 30, 2006, the lending limits were $2,549,595 and $4,249,326, respectively. The Bank sells participations in its loans when necessary to stay within its lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries, except that as of June 30, 2007 approximately 74% of the Bank's loans were secured by residential real property located in Connecticut. As of June 30, 2006, approximately 75% of the Bank's loans were secured by residential real property located in Connecticut.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had one nonaccrual loan with a balance of approximately $600 as of June 30, 2007. This loan is partially guaranteed by the SBA. The Bank had one nonaccrual loan with a balance of approximately $82,000 as of June 30, 2006. That loan was partially guaranteed by the SBA.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset, at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of June 30, 2007 and 2006, there was no OREO held by the Bank.

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

     There were twenty-six classified loans with a combined outstanding balance of $3,987,846 as of June 30, 2007, including the non-accrual loan mentioned above with a $600 balance. There were fifteen classified loans with a combined outstanding balance of $2,321,721 as of June 30, 2006, including the non-accrual loan mentioned above with a balance of $82,000.

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

Deposits

     Deposits are the Bank's primary source of funds. At June 30, 2007, the Bank had a deposit mix of 37% checking, 31% savings and 32% certificates. As of June 30, 2006, the deposit mix was 32% checking, 32% savings and 36% certificates. Of the total deposits of $190.9 million at June 30, 2007, 20% were non-interest bearing deposits as compared with 18% of total deposits of $195.8 million at June 30, 2006. The Bank's net interest income is enhanced by its percentage of non-interest bearing deposits. As of June 30, 2007 and 2006, the Bank had $6,149,000 and $6,763,000, respectively, in deposits from public sources.

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

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. During the first quarter of 2007, the Bank joined Promontory Interfinancial Network LLC's Certificate of Deposit Account Registry Service ("CDARS"). This will allow the Bank to offer its customers FDIC insurance on Certificates of Deposit in amounts greater than $100,000 by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. The Bank had no deposits in the CDARS network as of June 30, 2007. The Bank had no brokered deposits as of June 30, 2006.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal Funds sold and overnight deposits, money market mutual funds and available-for-sale securities. As of June 30, 2007, the Bank's liquidity ratio was 23.9%, defined as the sum of $4.305 million in Federal Funds sold and interest bearing deposits, $30.781 million in available-for-sale securities, $35,000 in money market mutual funds and $10.425 million in cash and due from banks as a percentage of deposits. This ratio was 28.1% at June 30, 2006, defined as the sum of $3.554 million in Federal Funds sold and interest bearing deposits, $43.760 million in available-for-sale securities, $53,000 in money market mutual funds and $7.714 million in cash and due from banks as a percentage of deposits.

     The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, and timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In its overall attempt to match assets and liabilities, Management takes into account rates and maturities offered in connection with its certificates of deposit and by offering variable rate loans. The Bank has generally been able to control its exposure to changing interest rates by maintaining floating interest rate loans and shorter term investments and a majority of its time certificates in relatively short maturities.

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

     At June 30, 2007 and 2006, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

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

     However, financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through June 30, 2007, inflation remained relatively stable, due primarily to continuous management of the money supply by the Federal Reserve. Based on the Bank's interest rate sensitivity, the Bank benefits in the short term from falling interest rates and is adversely affected by rising interest rates. As such, indirectly, the management of the money supply by the Federal Reserve to control the rate of inflation has an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Off Balance Sheet Arrangements

     At any given time, the Bank has a number of commitments to loan customers outstanding that may result in new loan balances at some point in the future. As of June 30, 2007, the Bank had $43,079,000 of these commitments outstanding consisting of $39,988,000 in unadvanced portions of loans already closed, $512,000 in standby letters of credit and $2,579,000 in commitments to originate loans that have not yet closed. Management anticipates it will have sufficient funds to meet its current loan commitments.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         In connection with its Annual Meeting of Shareholder, held May 8, 2007 (the "Annual Meeting"), the Company solicited by proxy the vote of its shareholders on the following two items: (i) the election of four directors to the SBT Bancorp Board of Directors, each to serve for a three year term; and
(ii) the ratification of the appointment, by the Company's Board of Directors, of Shatswell, MacLeod & Company, P.C., Certified Public Accountants, as independent auditors for the fiscal year ended December 31, 2007.

         At the Annual Meeting, the following persons were re-elected to the Board of Directors as Class II Directors: Martin J. Geitz, Gary R. Kevorkian, George B. Odlum, Jr., DMD and Jane F. von Holzhausen and one Class III director was elected, Rodney R. Reynolds. James T. Fleming, Edward J. Guarco, Barry R. Loucks, and Penny R. Woodford continued in office as Class I Directors. Robert
J. Bogino, David W. Sessions and Lincoln S. Young continued in office as Class III Directors.

     The following table summarizes the voting for the Board of Directors:

                                                    For       Withheld
                                                    ---       --------
                  Martin J. Geitz                 609,568      10,500
                  Gary R. Kevorkian               604,365      15,703
                  George B. Odlum, Jr., DMD       607,093      12,975
                  Jane F. von Holzhausen          599,751      20,317
                  Rodney R. Reynolds              603,865      16,203

With respect to the ratification of the appointment of Shatswell, MacLeod & Company, P.C., Certified Public Accountants, as the Company's independent auditors for the fiscal year ended December 31, 2007, the appointment was ratified by the Company's shareholders with 616,837 shares voting FOR the ratification, 2,100 shares voting AGAINST ratification and 1,131 shares ABSTAINING from the vote.

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

                 4 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company's Form 10-QSB filed with the Securities and Exchange Commission on May 12,
                                   2006)

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

                                            SBT BANCORP, INC.


Date:  August 14, 2007                      By:     /s/ Martin J. Geitz
                                                 -------------------------------
                                                  Martin J. Geitz
                                                  Chief Executive Officer


Date:  August 14, 2007                      By:     /s/ Anthony F. Bisceglio
                                                 -------------------------------
                                                  Anthony F. Bisceglio
                                                  Chief Financial Officer

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

                 4 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company's Form 10-QSB filed with the Securities and Exchange Commission on May 12,
                                   2006)

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