Form 10QSB
period 2007-09-30
SBT Bancorp, Inc.
filed 2007-11-14
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended September 30, 2007
                                  ------------------

[  ]   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _______ to __________

   Commission file number 000-51832

                                SBT Bancorp, Inc.
------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

   Connecticut                                        20-4346972
-------------------------------                     ----------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification Number)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT     06070
-------------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

                                 (860) 408-5493
------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


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


   As of October 31, 2007, the registrant had outstanding 850,896 shares of its Common Stock, no par value.

   Transitional Small Business Disclosure Format (check one):

   Yes      No   X
      ---       ---

                                      INDEX

                                SBT Bancorp, Inc.

                                                                                            Page No.
                                                                                            --------

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Information

   Condensed Consolidated Balance Sheets as of September 30, 2007 and 2006 (unaudited)
   and December 31, 2006                                                                         3

   Condensed Consolidated Statements of Income for the Three and Nine Months
   Ended September 30, 2007 and 2006 (unaudited)                                                 4

   Condensed Consolidated Statements of Changes in Stockholders' Equity for
   the Nine Months Ended September 30, 2007 and 2006 (unaudited)                                 5

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2007 and 2006 (unaudited)                                                       6

   Notes to Condensed Consolidated Financial Statements - (unaudited)                        7 - 8


Item 2.  Management's Discussion and Analysis of  Financial Conditions and Results of
         Operations                                                                         9 - 15

Item 3.  Controls and Procedures                                                                16


                           PART II - OTHER INFORMATION

Item 6.  Exhibits.                                                                              17

SIGNATURES                                                                                      18

Exhibit Index                                                                                   19

                            PART I - FINANCIAL INFORMATION

                                  SBT BANCORP, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands, except for per share amounts)

                                                                                       9/30/07     12/31/06    9/30/06
                                                                                      ----------- ---------- -----------
                                                                                      (Unaudited)            (Unaudited)
ASSETS
------
Cash and due from banks                                                                  $10,289  $  10,861  $   10,121
Interest bearing deposits with Federal Home Loan Bank                                         28         18          12
Federal funds sold                                                                         2,250      4,875         300
Money market mutual funds                                                                    218         52          23
                                                                                      ----------- ---------- -----------
 Cash and cash equivalents                                                                12,785     15,806      10,456
Investments in available-for-sale securities (at fair value)                              29,171     37,817      42,382
Federal Home Loan Bank stock, at cost                                                        631        668         668

Loans                                                                                    157,691    157,211     155,990
 Less allowance for loan losses                                                            1,679      1,698       1,698
                                                                                      ----------- ---------- -----------
  Loans, net                                                                             156,012    155,513     154,292
Loans held for sale                                                                            0        268           0
Premises and equipment                                                                     1,292      1,552       1,588
Accrued interest receivable                                                                  801        895         894
Bank owned life insurance                                                                  2,940      2,827       2,792
Other assets                                                                               1,583      1,701       1,784
                                                                                      ----------- ---------- -----------

 TOTAL ASSETS                                                                           $205,215  $ 217,047  $  214,856
                                                                                      =========== ========== ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
 Demand deposits                                                                         $35,580  $  38,791  $   33,010
 Savings and NOW deposits                                                                 85,452     85,036      82,095
 Time deposits                                                                            62,262     74,575      78,594
                                                                                      ----------- ---------- -----------
  Total deposits                                                                         183,294    198,402     193,699

Federal Home Loan Bank Advance                                                             2,150          0       3,000
Securities sold under agreements to repurchase                                             1,709      1,628       1,399
Other liabilities                                                                          1,279        898         887
                                                                                      ----------- ---------- -----------
  Total liabilities                                                                      188,432    200,928     198,985
                                                                                      ----------- ---------- -----------

Stockholders' equity:
Common stock, no par value; authorized 2,000,000 shares;
 issued and outstanding 850,896 shares on 9/30/07; 841,991 shares on 12/31/06; 841,554
  shares on 9/30/06                                                                        8,860      8,636       8,597
Retained earnings                                                                          8,118      7,837       7,718
Accumulated other comprehensive loss                                                        (195)      (354)       (444)
                                                                                      ----------- ---------- -----------
 Total stockholders' equity                                                               16,783     16,119      15,871
                                                                                      ----------- ---------- -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $205,215  $ 217,047  $  214,856
                                                                                      ==========  ========== ===========

   See accompanying notes to the condensed consolidated financial statements.

                                  SBT BANCORP, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                 (Dollars in thousands, except for per share amounts)

                                                                    For the quarter ended  For the nine months ended
                                                                   ----------------------- -------------------------
                                                                      9/30/07     9/30/06     9/30/07      9/30/06
                                                                   ------------ ---------- ------------ ------------
Interest and dividend income
 Interest and fees on loans                                        $      2,438 $    2,328 $      7,204 $      6,722
 Investment securities                                                      352        483        1,154        1,386
 Federal funds sold and overnight deposits                                   50         38          172          141
                                                                   ------------ ---------- ------------ ------------
  Total interest and dividend income                                      2,840      2,849        8,530        8,249
                                                                   ------------ ---------- ------------ ------------

Interest expense
 Deposits                                                                   824        923        2,518        2,484
 Repurchase Agreements                                                       10         11           26           25
 FHLB advances                                                               25         42           71           65
                                                                   ------------ ---------- ------------ ------------
  Total interest expense                                                    859        976        2,615        2,574
                                                                   ------------ ---------- ------------ ------------

 Net interest and dividend income                                         1,981      1,873        5,915        5,675
                                                                   ------------ ---------- ------------ ------------

Noninterest income
 Service charges on deposit accounts                                        102         87          298          242
 Other service charges and fees                                             144        121          394          358
 Increase in cash surrender value of life insurance policies                 38         38          113          111
 Gains on loans sold                                                          0          1            0            4
 Investment services fees and commissions                                    49         62          166          130
 Other income                                                                 6         10           19           27
                                                                   ------------ ---------- ------------ ------------
  Total noninterest income                                                  339        319          990          872
                                                                   ------------ ---------- ------------ ------------

Noninterest expense
 Salaries and employee benefits                                           1,038      1,073        3,121        2,963
 Directors' fees                                                             33         29          105          102
 Premises and equipment                                                     372        361        1,129          968
 Advertising and promotions                                                  87         90          259          282
 Forms and supplies                                                          23         48          101          161
 Professional fees                                                          107        107          343          288
 Correspondent charges                                                       47         52          139          151
 Postage                                                                     16         24           68           75
 Other expenses                                                             223        255          703          698
                                                                   ------------ ---------- ------------ ------------
  Total noninterest expense                                               1,946      2,039        5,968        5,688
                                                                   ------------ ---------- ------------ ------------

  Income before income taxes                                                374        153          937          859

 Income tax provision                                                       116         37          282          261
                                                                   ------------ ---------- ------------ ------------

  Net income                                                       $        258 $      116 $        655 $        598
                                                                   ============ ========== ============ ============
 Comprehensive income                                              $        411 $      381 $        814 $        709
                                                                   ============ ========== ============ ============

 Net income per share, basic                                       $       0.30 $     0.14 $       0.77 $       0.71
                                                                   ============ ========== ============ ============
 Average shares outstanding, basic                                      849,991    841,554      848,987      840,987
                                                                   ============ ========== ============ ============
 Net income per share, assuming dilution                           $       0.30 $     0.14 $       0.76 $       0.70
                                                                   ============ ========== ============ ============
 Average shares outstanding, assuming dilution                          859,153    854,980      858,788      855,459
                                                                   ============ ========== ============ ============

   See accompanying notes to the condensed consolidated financial statements.

                                SBT BANCORP, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                             (Dollars in thousands)

                                                                                              Accumulated
                                                                                                 Other
                                                           Common           Retained         Comprehensive
                                                           Stock            Earnings             Loss            Total
                                                      ----------------   ---------------   -----------------   ---------
Balance, December 31, 2005                           $           8,457  $         7,474   $            (555)  $  15,376
Comprehensive income
 Net income                                                                         598
 Net change in unrealized holding loss on
 available-for-sale securities, net of tax effect                                                       111
  Comprehensive income                                                                                              709

Cash dividend paid                                                                 (354)                           (354)

Recognition of stock-based compensation expense                     91                                               91

Proceeds from exercise of stock options                             49                                               49
                                                      ----------------   ---------------   -----------------   ---------

Balance, September 30, 2006                          $           8,597  $         7,718   $            (444)  $  15,871
                                                      ================   ===============   =================   =========

Balance, December 31, 2006                           $           8,636  $         7,837   $            (354)  $  16,119

Comprehensive income
 Net income                                                                         655
 Net change in unrealized holding loss on
 available-for-sale securities, net of tax effect                                                       159
  Comprehensive income                                                                                              814

Cash dividend paid                                                                 (374)                           (374)

Recognition of stock-based compensation expense                    102                                              102

Proceeds from exercise of stock options                            122                                              122
                                                      ----------------   ---------------   -----------------   ---------
Balance, September 30, 2007                          $           8,860  $          8,118  $             (195) $  16,783


Accumulated other comprehensive loss as of September 30, 2007 and 2006 consists of net unrealized holding losses on available-for-sale securities, net of taxes.

  See accompanying notes to the condensed consolidated financial statements.

                                SBT BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Dollars in thousands)

                                                                                          For the nine months ended
                                                                                      ----------------------------------
                                                                                           9/30/07           9/30/06
                                                                                      ------------------  --------------

Cash flows from operating activities:
 Net income                                                                          $              655  $          598
 Adjustments to reconcile net income to net cash provided by operating activities:
  Decrease in loans held for sale                                                                   268               0
  Depreciation and amortization                                                                     269             225
  Decrease (increase) in interest receivable                                                         94            (100)
  Increase in interest payable                                                                        6              29
  Decrease in prepaid expenses                                                                        6              62
  Net amortization of securities                                                                      5              23
  Decrease (increase) in unearned income                                                              7             (46)
  Increase in other liabilities                                                                     375             118
  Decrease (increase) in other assets                                                                22             (33)
  Increase in cash surrender value of bank owned life insurance                                    (113)            (96)
  Recognition of stock-based compensation expense                                                   102              91
                                                                                      ------------------  --------------

 Net cash provided by operating activities                                                        1,696             871
                                                                                      ------------------  --------------

Cash flows from investing activities:
 Purchases of available-for-sale securities                                                        (639)         (6,916)
 Maturities of available-for-sale securities                                                      9,540           4,924
 Redemption of Federal Home Loan Bank stock                                                          37             298
 Loan origination and principal collections, net                                                   (506)         (8,440)
 Premium paid on life insurance policy                                                              (15)            (15)
 Capital expenditures                                                                                (5)           (813)
                                                                                      ------------------  --------------

 Net cash provided by (used in) investing activities                                              8,412         (10,962)
                                                                                      ------------------  --------------

Cash flows from financing activities:
 Net decrease in demand, NOW, money market and savings deposits                                  (2,794)        (13,448)
 Net (decrease) increase in time deposits                                                       (12,314)         16,031
 Net increase (decrease) in securities sold under agreements to repurchase                           81            (914)
 Net change in short term advances                                                                2,150           3,000
 Cash dividends paid                                                                               (374)           (354)
 Proceeds from exercise of stock options                                                            122              49
                                                                                      ------------------  --------------

 Net cash (used in) provided by financing activities                                            (13,129)          4,364
                                                                                      ------------------  --------------

Net decrease in cash and cash equivalents                                                        (3,021)         (5,727)
Cash and cash equivalents at beginning of period                                                 15,806          16,183
                                                                                       -----------------  --------------
Cash and cash equivalents at end of period                                            $          12,785  $       10,456
                                                                                      ==================  ==============

Supplemental disclosures:
Interest paid                                                                                     2,609           2,545
Income taxes paid                                                                                   468             316

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


NOTE 2 - STOCK BASED COMPENSATION

   At September 30, 2007, the Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). This Statement revised SFAS No. 123, "Accounting for Stock Based Compensation" and superceded Accounting Principles Board ("APB") Opinion No. 25, " Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the nine months ended September 30, 2007, the Company recognized $102,000 in stock-based employee compensation expense. During the nine months ended September 30, 2006, the Company recognized $91,000 in stock-based employee compensation expense.

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

   In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

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

   In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF Issue 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company is currently evaluating and has not yet determined the impact the new EITF is expected to have on its financial position, results of operations or cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

   When used in the Company's Form 10-QSB (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended September 30, 2007. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board ("Fed"); customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.

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

   Net interest and dividend income after provision for loan losses totaled $5,915,000 and $5,675,000 for the nine months ended September 30, 2007 and 2006, respectively. Net interest and dividend income after provision for loan losses totaled $1,981,000 and $1,873,000 for the quarters ended September 30, 2007 and 2006, respectively. The increase in income during the current year is due to a combination of the increase in the loan portfolio offset by the decrease in the investment portfolio and the decrease in the deposit portfolio. Earning assets have decreased from over $199 million on September 30, 2006 to almost $190 million on September 30, 2007 mainly due to the decrease in the investment portfolio leaving the Bank with a higher percentage of higher earning assets. The Bank's net interest margin, defined as the ratio of net interest income to interest-earning assets or net yield on earning assets, increased from 3.73% for the quarter ending September 30, 2006 to 4.08% for the quarter ending September 30, 2007. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits, increased from 3.31% for the quarter ending September 30, 2006 to 3.59% for the quarter ending September 30, 2007. The Bank's net yield on interest earning assets increased during the third quarter of 2007 to 5.87% as compared to 5.67% for the third quarter of 2006, while the cost of deposits decreased from 2.36% for the third quarter of 2006 to 2.23% for the third quarter of 2007.

Provision for Loan Losses

   Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical experience, the volume and type of lending conducted by the Bank, the amount of non-performing loans, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Bank's portfolio. During the nine months ended September 30, 2007 and 2006, there was no provision for loan losses.

   Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as needed. During the nine months ended September 30, 2007, the allowance was decreased by $19,500 which was the net charge offs for the period. During the nine months ended September 30, 2006, the allowance decreased $22,000 which was the net charge offs for the period. During the quarter ended September 30, 2007, the allowance was decreased by $8,500, which was the result of the charge off of one loan for the period. During the quarter ended September 30, 2006, the allowance was decreased by $7,000, which was the result of the charge off of two loans for the period. The total allowance for loan losses as of September 30, 2007 was $1,679,000 or 1.06% of outstanding loans as compared to a total allowance for loan losses of $1,698,000 or 1.09% of outstanding loans as of September 30, 2006. The Bank did not recover any funds on loans previously charged off during the third quarters of 2007 or 2006. The Bank believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

   Total noninterest income for the first nine months of 2007 was $990,000, an increase of $118,000 over the first nine months of 2006. Total noninterest income for the third quarter of 2007 was $339,000, an increase of $20,000 from the third quarter of 2006. The nine month increase was primarily due to an increase in service charges on deposit accounts, investment services fees and commissions and other service charges and fees. At September 30, 2007, the Bank had approximately 20,800 deposit accounts, compared to the approximately 20,600 accounts at the end of the third quarter of 2006. The major portion of noninterest income is derived from service and overdraft charges.

   Total noninterest expense for the first nine months of 2007 was $5,968,000, an increase of $280,000 over total noninterest expense of $5,688,000 for the first nine months of 2006. Total noninterest expense for the third quarter of 2007 was $1,946,000, a decrease of $93,000 from noninterest expense of $2,039,000 for the third quarter of 2006. Salaries and benefits decreased during 2007 due to the completion of the transition from the Bank's retired Chief Lending Officer, Charles D. Forgie, to its current Chief Lending Officer, Paul
R. Little. During the quarter ended September 30, 2006, both of these individuals were employed by the Bank. The ratio of annualized operating expenses to average assets was 3.80% for the third quarter of 2007 as compared to 3.70% for the third quarter of 2006. This increase is attributable to the Company's smaller balance sheet as operating expenses were actually lower in the third quarter of 2007 than they were in the third quarter of 2006.

   During the first nine months of 2007 and 2006, salaries and employee benefits comprised approximately 52% of total noninterest expense. Other major categories included premises and equipment at approximately 19% and 17% in the first nine months of 2007 and 2006, respectively; advertising and promotions at approximately 4% and 5% in the first nine months of 2007 and 2006, respectively; and professional fees at approximately 6% and 5% in the first nine months of 2007 and 2006, respectively. During the third quarters of 2007 and 2006, salaries and employee benefits comprised approximately 53%, respectively, of total noninterest expense. Other major categories included premises and equipment at approximately 19% and 18% in the third quarter of 2007 and 2006, respectively; professional fees at approximately 5% in the third quarter of 2007 and 2006; and advertising and promotions at 4% in the third quarter of 2007 and 2006.

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

   Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At September 30, 2007, the Bank had eleven securities with a market value totaling $4,031,297 pledged for such purposes. At September 30, 2006, the Bank had thirteen securities with a market value totaling $5,239,248 pledged for such purposes.

   As of September 30, 2007 and 2006, the Bank's investment portfolio consisted of U.S. Government and Agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities and U.S. Government sponsored Agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

   The Bank's investments are classified in one of three categories: (i) securities that the institution has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and are reported at amortized cost; (ii) securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and are reported at fair value, with unrealized gains and losses included in earnings; and (iii) securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale" and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. At September 30, 2007, there were no investments classified as held-to-maturity or trading.

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

   The Bank has an agreement with Resource Mortgage Solutions ("RMS"), to sell mortgage loans originated by the Bank to RMS. During the nine months ended September 30, 2007, the Bank sold one loan with a principal balance of $268,000 to RMS resulting in a loss of approximately $400 for the Bank. The Bank did not sell any loans to RMS during the quarter ended September 30, 2007. During the nine months ended September 30, 2006, the Bank sold four loans with principal balances of $598,000 to RMS resulting in gains of approximately $4,000 for the Bank. During the quarter ended September 30, 2006, the bank sold one loan with a principal balance of $175,000 to RMS resulting in a gain of approximately $1,000 for the Bank.

   Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank has an agreement with BCI Financial Corp ("BCI") to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of September 30, 2007, the Bank had approximately $6,654,000 in auto loans purchased from BCI on its books as compared with September 30, 2006, at which time the Bank had approximately $10,385,000 in auto loans purchased from BCI on its books.

   The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit, to any one borrowing entity, of up to 15% of the Bank's capital and reserves. An additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of September 30, 2007, the lending limits for the Bank were $2,715,321 and $4,525,536, respectively. As of September 30, 2006, the lending limits were $2,561,282 and $4,268,803, respectively. The Bank sells participations in its loans when necessary to stay within its lending limits.

   The Bank does not have any concentrations in its loan portfolio by industry or group of industries, except that as of September 30, 2007, approximately 76% of the Bank's loans were secured by residential real property located in Connecticut. As of September 30, 2006, approximately 75% of the Bank's loans were secured by residential real property located in Connecticut.

   Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had one nonaccrual loan with a balance of approximately $6,000 as of September 30, 2007. The Bank had one nonaccrual loan with a balance of $78,000 at September 30, 2006.

   When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank is referred to as "other real estate owned" ("OREO"), and is carried on the books of the Bank as an asset, at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of September 30, 2007 and 2006, there was no OREO held by the Bank.

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

   There were twenty-five classified loans with a combined outstanding balance of $3,206,706 as of September 30, 2007, including the previously mentioned non-accrual loan. There were thirteen classified loans with a combined outstanding balance of $2,270,955 as of September 30, 2006.

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

Deposits

   Deposits are the Bank's primary source of funds. At September 30, 2007, the Bank had a deposit mix of 34% checking, 32% savings and 34% certificates. As of September 30, 2006, the deposit mix was 30% checking, 29% savings and 41% certificates. Of the total deposits of $183.3 million at September 30, 2007, 19% were non-interest bearing deposits as compared with 17% of total deposits of $193.7 million at September 30, 2006. The Bank's net interest income is enhanced by its percentage of non-interest bearing deposits. As of September 30, 2007 and 2006, the Bank had $10,127,000 and $9,261,000, respectively, in deposits from public sources.

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

   To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal Funds sold and overnight deposits, money market mutual funds and available-for-sale securities. As of September 30, 2007, the Bank's liquidity ratio was 22.9%, defined as the sum of $2.278 million in Federal Funds sold and interest bearing deposits, $29.171 million in available-for-sale securities, $218,000 in money market mutual funds and $10.289 million in cash and due from banks as a percentage of deposits. This ratio was 27.3% at September 30, 2006, defined as the sum of $312,000 in Federal Funds sold and interest bearing deposits, $42.382 million in available-for-sale securities, $23,000 in money market mutual funds and $10.121 million in cash and due from banks as a percentage of deposits.

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

   At September 30, 2007 and 2006, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

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

   However, financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through September 30, 2007, inflation remained relatively stable, due primarily to continuous management of the money supply by the Federal Reserve. Based on the Bank's interest rate sensitivity, the Bank benefits in the short term from falling interest rates and is adversely affected by rising interest rates. As such, indirectly, the management of the money supply by the Federal Reserve to control the rate of inflation has an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Off Balance Sheet Arrangements

   At any given time, the Bank has a number of commitments to loan customers outstanding that may result in new loan balances at some point in the future. As of September 30, 2007, the Bank had $41,383,000 of these commitments outstanding consisting of $40,599,000 in unadvanced portions of loans already closed, $512,000 in standby letters of credit and $272,000 in commitments to originate loans that have not yet closed. Management of the Bank anticipates it will have sufficient funds to meet its current loan commitments.

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

                                SBT BANCORP, INC.


Date:  November 14, 2007      By:     /s/ Martin J. Geitz
                                   -------------------------------------
                                  Martin J. Geitz
                                  Chief Executive Officer


Date:  November 14, 2007      By:     /s/  Anthony F. Bisceglio
                                   -------------------------------------
                                  Anthony F. Bisceglio
                                  Chief Financial Officer

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