Form 10KSB
period 2007-12-31
SBT Bancorp, Inc.
filed 2008-03-31
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended December 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

        Commission file number: 000-51832
                                ---------

                                SBT Bancorp, Inc.
                 (Name of small business issuer in its charter)


        Connecticut                                       20-4346972
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)


                760 Hopmeadow Street,
                    P.O. Box 248,
                     Simsbury, CT                          06070
        ----------------------------------------        ----------
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

     The issuer's revenues, which include interest income and other income, for its fiscal year ended December 31, 2007, were $12,942,593.

     As of February 15, 2007, the aggregate market value of the outstanding common equity of the registrant held by non-affiliates, based upon the average of the bid and ask prices for such stock on that date, was approximately $ 23,612,364.

     There were 850,896 shares of Common Stock, no par value, outstanding on February 15, 2007.

     Transitional small business disclosures format (check one): [ ]Yes [X] No


                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the SBT Bancorp, Inc. definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 13, 2008 (the "Proxy Statement") to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-KSB, and portions of the SBT Bancorp, Inc. Annual Report to Shareholders for the fiscal year ended December 31, 2007 (the "Annual Report") are incorporated by reference into Part II of this Form 10-KSB.

                                      INDEX

                                SBT BANCORP, INC.

                                                                                        Page No.

                                     PART I

Item 1.   Description of Business                                                           4-11

Item 2.   Description of Property                                                             11

Item 3.   Legal Proceedings                                                                   11

Item 4.   Submission of Matters to a Vote of Security Holders                                 12

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business
             Issuer Purchases of Equity Securities                                            12

Item 6.   Management's Discussion and Analysis or Plan of Operation                           12

Item 7.   Financial Statements                                                                12

Item 8.   Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                              12

Item 8A.  Controls and Procedures                                                          12-13

Item 8B.  Other Information                                                                   13

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange                                 13-14

Item 10.  Executive Compensation                                                              14

Item 11.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                               14-15

Item 12.  Certain Relationships and Related Transactions, and Director Independence           15

Item 13.  Exhibits                                                                         16-17

Item 14.  Principal Accountant Fees and Services                                              17

SIGNATURES                                                                                    18

Exhibit Index                                                                                 19

ITEM 1. DESCRIPTION OF BUSINESS

General

     SBT Bancorp, Inc. (the "Company") is the holding company for The Simsbury Bank & Trust Company, Inc. (the "Bank"). The Company was incorporated in the State of Connecticut on February 17, 2006. The Company became the Bank's sole shareholder pursuant to a reorganization that occurred on March 7, 2006. The Company's only business is its investment in the Bank, which is a community oriented financial institution providing a variety of banking and investment services.

     The Simsbury Bank & Trust Company, Inc. was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System. The Bank's main office and corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in Avon, Bloomfield, Canton and Granby, Connecticut. Simsbury has a population over 23,000. The aggregate population for the Bank's market area is 75,000 people and is comprised of approximately 29,000 households. The towns of Avon and Granby have had some of the most significant growth in the Farmington Valley of Connecticut over the last ten years. The Bank's customer base consists primarily of individual consumers and small businesses in the Farmington Valley. The Bank has over 20,300 deposit accounts.

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

     As of December 31, 2007, approximately 74% of the Bank's loans were secured by residential property located in Connecticut.

     The Bank's deposits decreased by $11.6 million (5.8%) in 2007, compared to a $7.3 million increase in 2006. The Bank's total assets at year-end 2007 were $210 million, a decrease of $6.7 million (3.1%) from the $217 million at year-end 2006. The Bank's loan portfolio increased by $8.5 million (5.4%) in 2007 and ended the year at $165.7 million. The Bank's loan-to-deposit ratio, an important determinant of net interest income, increased to 89% at year-end 2007, compared to 79% at year-end 2006.

         Net income of $1,139,711 ($1.34 per common share) for the year ending December 31, 2007 was a 59% increase from the net income of $716,933 ($0.85 per common share) reported for the year ended December 31, 2006.

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

Market Area

     The towns of Simsbury, Granby, Avon, Canton, and Bloomfield, which comprise the Bank's primary market, are located in Northwestern Connecticut, west of the Connecticut River near the northern corner of Hartford. All towns are situated near Interstate Routes 91 and 84. Bradley International Airport is within ten miles of Simsbury, Granby and Avon and provides a convenient alternative to road systems for passengers or cargo.

     The road network from each of the towns included in the Bank's secondary market of Barkhamsted, East Granby and New Hartford, leads through Simsbury, Granby or Avon. Residents of these communities, therefore, may travel near the Bank's offices and may find it convenient to bank there.

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

Employees

     At December 31, 2007, the Bank employed a total of 65 people, 59 full-time employees and 6 part-time employees. The Bank's employees are not represented by any union or other collective bargaining agreement and the Bank believes its employee relations are satisfactory.

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

     The Bank's primary and secondary markets have a number of banking institutions which offer a variety of financial products. The types of institutions range from large nationwide banks to various institutions of smaller size. Other than the Bank, no bank is headquartered in the Bank's primary market area. Simsbury is served by seven depository institutions with a total of seven offices. Of these institutions, there are three commercial banks, two savings banks and two credit unions. Avon is served by eleven depository institutions with fourteen offices. Of these institutions, there are four commercial banks, five savings banks and two credit unions. Granby is served by five depository institutions with the same number of offices. Two of these institutions are commercial banks and three are savings banks. Canton is served by five depository institutions with six offices. Four of these institutions are commercial banks and one is a savings bank. Bloomfield is served by six depository institutions, four commercial banks and two savings banks. The total eight-town area of the Bank's primary and secondary markets is served by fourteen institutions.

     As of June 30, 2007, by deposit account market share, the top three banks in Simsbury are Simsbury Bank & Trust Company (29%), Bank of America (28%), and Webster Bank (19%). The top three banks in Avon are People's Bank (23%), Bank of America (18%), and Webster Bank (15%). In Granby, the top three banks are Bank of America (28%), Windsor Federal Savings And Loan Association (26%) and Simsbury Bank & Trust Company (21%). In Canton, the top three banks are Collinsville Savings Society (42%), Webster Bank (24%) and Bank of America (23%). In Bloomfield, the top three banks are Wachovia Bank (32%), Webster Bank (27%) and Bank of America (22%). In the Bank's primary market (Simsbury, Granby, Avon, Canton and Bloomfield), the top 3 banks are Bank of America with 23% of the market, Webster Bank with 18% and The Simsbury Bank and Trust Company with 12%. In the total eight-town area of the Bank's primary and secondary markets, the top three banks are Bank of America with 23% of the market, Webster Bank with 17% and The Simsbury Bank & Trust Company with 11%.

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

Supervision and Regulation

     Banks and bank holding companies are extensively regulated under both federal and state law. Set forth below are brief summaries of various aspects of the supervision and regulation of the Company and the Bank. These summaries do not purport to be complete and are qualified in their entirety by reference to applicable laws, rules and regulations.

     As a bank holding company, the Company is regulated by and subject to the supervision of the Board of Governors of the Federal Reserve System (the "FRB") and is required to file with the FRB an annual report and such other information as may be required. The FRB has the authority to conduct examinations of the Company as well.

     The Bank Holding Company Act of 1956 (the "BHC Act") limits the types of companies which the Company may acquire or organize and the activities in which they may engage. In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing and controlling banks as to be a proper incident thereto. Activities determined by the FRB to be so closely related to banking within the meaning of the BHC Act include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation service; operating a collection agency; and providing certain courier services. The FRB also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance unrelated to credit transactions, are not closely related to banking and therefore are not proper activities for a bank holding company.

     The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank. Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank.

     In November 1999, Congress amended certain provisions of the BHC Act through passage of the Gramm-Leach-Bliley Act. Under this legislation, a bank holding company may elect to become a "financial holding company" and thereby engage in a broader range of activities than would be permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under FRB regulations, and all such subsidiaries must have achieved a rating of "satisfactory" or better with respect to meeting community credit needs. Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature", including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities. The Company currently owns a financial subsidiary, SBT Investment Services, Inc.

     The Company believes that it meets the regulatory criteria that would enable it to elect to become a financial holding company. At this time, the Company has determined not to make such an election, although it may do so in the future.

     The Gramm-Leach-Bliley Act also makes it possible for entities engaged in providing various other financial services to form financial holding companies and form or acquire banks. Accordingly, the Gramm-Leach-Bliley Act makes it possible for a variety of financial services firms to offer products and services comparable to the products and services offered through the Company's subsidiaries.

     There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from the Bank. Federal bank regulatory agencies also have the authority to limit further the Bank's payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable.

     Under the policy of the FRB, the Company is expected to act as a source of financial strength to its banking subsidiaries and to commit resources to support its banking subsidiaries in circumstances where the Company might not do so absent such policy. In addition, any subordinated loans by the Company to its banking subsidiaries would also be subordinate in right of payment to depositors and obligations to general creditors of such subsidiary banks.

     The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for banks described below under the heading "Capital Standards." The Company exceeded all current regulatory capital requirements to be considered "well capitalized" at December 31, 2007.

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

     The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank is subject to a semiannual statutory assessment. (See "Premiums for Deposit Insurance"). Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Board of Governors of the Federal Reserve System.

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

     Capital Standards

     The FDIC has adopted risk-based capital guidelines to which FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to the differences in risk profiles among banking organizations. Banks are required to maintain minimum levels of capital based upon their total assets and total "risk-weighted assets." For purposes of these requirements, capital is comprised of both Tier 1 and Tier 2 capital. Tier 1 capital consists primarily of common stock and retained earnings. Tier 2 capital consists primarily of loan loss reserves, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank's total "risk-based assets" are determined by assigning the bank's assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks. The greater the risk associated with an asset, the greater the amount of such asset that will be subject to capital requirements. Banks must satisfy the following three minimum capital standards: (1) Tier 1 capital in an amount equal to between 4% and 5% of total assets (the "leverage ratio"); (2) Tier 1 capital in an amount equal to 4% of risk-weighted assets; and (3) total Tier 1 and Tier 2 capital in an amount equal to 8% of risk-weighted assets.

     The  Federal  Deposit  Insurance   Corporation   Improvement  Act  of  1991
("FDICIA")  defines  specific  capital  categories  based upon an  institution's capital ratios. The capital categories, in declining order, are: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv)
significantly undercapitalized; and (v) critically undercapitalized. Under FDICIA and the FDIC's prompt corrective action rules, the FDIC may take any one or more of the following actions against an undercapitalized bank: restrict dividends and management fees, restrict asset growth and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is significantly undercapitalized, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks and restrict compensation to any senior executive officer. When a bank becomes critically undercapitalized (i.e., the ratio of tangible equity to total assets is equal to or less than 2%), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains critically undercapitalized during the calendar quarter beginning 270 days after the date on which the bank became critically undercapitalized.

     To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4% and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8%. As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions that Management believes have changed the Bank's category.

     The following table presents the amounts of regulatory capital and the capital ratios for the Bank compared to its minimum regulatory capital requirements as of December 31, 2007 and 2006.

                                            December 31, 2007                          December 31, 2006
                                -----------------------------------------    -------------------------------------
                                                     Capital Minimum                           Capital Minimum
                                     Ratio             Requirement               Ratio           Requirement
                                     -----           ---------------             -----         ---------------
Leverage ratio   .............       8.21%                4.00%                  7.31%              4.00%
Tier 1 risk-based ratio.......      12.23%                4.00%                  11.50%             4.00%
Total risk-based ratio........      13.48%                8.00%                  12.75%             8.00%

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

     Premiums for Deposit Insurance

     The FDIC has implemented a risk-based assessment system under which an institution's deposit insurance premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund.

     Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The Bank is currently considered a "Well Capitalized Group A" institution and, therefore, is not subject to any quarterly FDIC Bank Insurance Fund ("BIF") or Savings Association Insurance Fund ("SAIF") assessments. This could change in the future based on the capitalization of the BIF and SAIF. The Bank is, however, subject to quarterly assessments by The Financing Corporation ("FICO") to service the interest on its bond obligations. The rate for this assessment is determined quarterly and is paid based on the Bank's average deposits for a given quarter. The Bank paid $59,557 in FICO assessments during 2007.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company does not own any properties.

     The Bank's main office is located at 981 Hopmeadow Street, Simsbury, Connecticut. The Bank leases its main office pursuant to a lease with an initial term of ten years, expiring 2011, and which contains renewal options for a total of an additional ten years. The Bank also has the option to purchase the office during the tenth year of the lease. This lease also covers the lot at 989 Hopmeadow Street and the building at 987 Hopmeadow Street that is being used as additional administrative offices and is partially subleased to small local businesses.

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

     The Bank's Bloomfield office is located at 864 Cottage Grove Road, Bloomfield, Connecticut. The Bank leases this office pursuant to a lease with an initial term of ten years, expiring in 2016, and which contains renewal options for a total of an additional ten years.

     The Bank's administrative offices are located at 760 Hopmeadow Street, Simsbury, Connecticut. The Bank leases this building pursuant to a lease with a term that expires in 2011. The Bank has an option to renew the lease for an additional term of five years.

     The Bank made $618,592 in total rental payments during 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.


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

     None.

ITEM 8A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Control Procedures

     The Company has initiatives in place to ensure compliance with the Sarbanes-Oxley Act of 2002 (the "Act"). The Company has an Internal Compliance Committee that is responsible for the monitoring of and compliance with all federal regulations. This committee reports to the Audit and Compliance Committee of the Board of Directors.

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007 and have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis. This conclusion is based on the above-referenced officers' evaluation of such controls and procedures.

(b) Management's Annual Report on Internal Control Over Financial Reporting

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Based on that assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Controls

     There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not Applicable.


                                    PART III


ITEM 9. DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

     The information required by this Item 9 is incorporated into this Form 10-KSB by reference to the Proxy Statement of SBT Bancorp, Inc. for the annual meeting of shareholders of the Company to be held on May 13, 2008 under the caption "ELECTION OF DIRECTORS" and "INFORMATION ABOUT OUR DIRECTORS."

Executive Officers

     The following table shows the name, age, positions held with the Company and principal occupations during the past five years of the Company's executive officers.

NAME                                  AGE   POSITIONS HELD / PRINCIPAL OCCUPATIONS                     YEAR OF HIRE

Martin J. Geitz                       51    President and Chief Executive Officer of the Company           2004
  President and Chief                       since March 2006; President and Chief Executive
  Executive Officer                         Officer of the Bank since October 2004; Vice
                                            President of Massachusetts Mutual
                                            Life Insurance Company, 2003 to
                                            2004; Chief Executive Officer and
                                            Chief Financial Officer of Cigna
                                            Bank & Trust Company, 2000 to 2003;
                                            President of Fleet Development
                                            Ventures, LLC and Fleet Community
                                            Development Corp, 1997 to 2000.

Anthony F. Bisceglio, Ph.D.           60    Treasurer and Chief Financial Officer of the Company           1995
Executive Vice President and                since March 2006; Executive Vice President and CFO of
  Chief                                     Financial Officer the Bank since
                                            January 2005; Senior Vice President
                                            and Chief Financial Officer of the
                                            Bank from 1995 through January,
                                            2005.

Terry L. Boulton                      52    Senior Vice President and Chief Retail Banking                 2005
Senior Vice President and                   Officer of the Bank since January 2005; Vice
   Chief                                    Retail Banking Officer President of
                                            Bank of America, formerly Fleet
                                            Bank, from 1988 through January,
                                            2005.

Paul R. Little                        47    Senior Vice President and Chief Lending Officer of             2006
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

Code of Ethics

     The Company has adopted a Code of Ethics and Conflicts of Interest Policy applicable to directors, officers and employees. The Company will provide to any shareholder, without charge, upon written request, a copy of our Code of Ethics and Conflicts of Interest Policy. All such requests should be directed to SBT Bancorp, Inc., 760 Hopmeadow Street, P.O. Box 248, Simsbury, Connecticut, 06070,
Attention: Secretary.

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

                                                                                      Number of securities
                                                                                      remaining available for
                                       Number of securities      Weighted-average      future issuance under
                                         to be issued upon       exercise price of    equity compensation
                                            exercise of         outstanding options    plans (excluding
                                        outstanding options(a)  in column (a)(b)(c)   securities reflected
                                        ---------------------- ---------------------- ----------------------
Equity compensation plans
   approved by security holders                 69,208                 $27.21                  6,931
Equity compensation plans not
   approved by security holders                      0                      0                      0
                                        ---------------------- ---------------------- ----------------------
        Total                                   69,208                 $27.21                  6,931
                                        ====================== ====================== ======================

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

10.9 Change in Control Agreement dated as of December 23, 2005 by and between the Bank and Terry L. Boulton (incorporated by reference to Exhibit 10.9 of the Company's 10-KSB filed with the Securities and Exchange Commission on April 2, 2007)

10.10 Letter Agreement dated as of April 25, 2006 by and between the Company and Paul R. Little (incorporated by reference to Exhibit
               10.1 of the Company's 8-K filed with the Securities and Exchange Commission on May 22, 2006)

13 2007 Annual Report (except for those portions expressly incorporated by reference, the 2007 Annual Report is furnished for informational purposes and is not to be deemed filed as part of this Form 10-KSB)

21             Subsidiaries (filed herewith)

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


                                       SBT BANCORP, INC.


                                       By: /s/
                                           ------------------------------------
                                           Martin J. Geitz
                                           President and Chief Executive Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                                    Capacity                        Date
                ----                                    --------                        ----

   /s/                                                  President and                   March 27, 2007
----------------------------------------            Chief Executive Officer
Martin J. Geitz

   /s/                                              Executive Vice President,           March 27, 2007
----------------------------------------           Chief Financial Officer and
Anthony F. Bisceglio                               Chief Accounting Officer

   /s/
----------------------------------------                Director                        March 27, 2007
Robert J. Bogino

   /s/
----------------------------------------                Director                        March 27, 2007
James T. Fleming

   /s/
----------------------------------------                Director                        March 28, 2007
Edward J. Guarco

   /s/
----------------------------------------                Director                        March 27, 2007
Gary R. Kevorkian

   /s/
----------------------------------------                Director                        March 27, 2007
Barry R. Loucks

   /s/
----------------------------------------                Director                        March 27, 2007
George B. Odlum, Jr., DMD

   /s/
----------------------------------------                Director                        March 27, 2007
David W. Sessions

   /s/
----------------------------------------                Director                        March 27, 2007
Rodney R. Reynolds

   /s/
----------------------------------------                Director                        March 27, 2007
Penny R. Woodford

   /s/
----------------------------------------                Director                        March 27, 2007
Lincoln S. Young

                                  EXHIBIT INDEX
Exhibit No.    Description
----------     -----------
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

10.9 Change in Control Agreement dated as of December 23, 2005 by and between the Bank and Terry L. Boulton (incorporated by reference to Exhibit 10.9 of the Company's 10-KSB filed with the Securities and Exchange Commission on April 2, 2007)

10.10 Letter Agreement dated as of April 25, 2006 by and between the Company and Paul R. Little (incorporated by reference to Exhibit
               10.1 of the Company's 8-K filed with the Securities and Exchange Commission on May 22, 2006)

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

31.1           Section  Rule  13(a)-14(a)/15(d)-14(a)   Certification  by  Chief
               Executive Officer

31.2           Section  Rule  13(a)-14(a)/15(d)-14(a)   Certification  by  Chief
               Financial Officer

32.1           Section 1350 Certification by Chief Executive Officer

32.2           Section 1350 Certification by Chief Financial Officer

                                  April 9, 2008


Dear Fellow Shareholders:

We are very pleased to report great progress in 2007. Your company SBT Bancorp, Inc. (the "Company") delivered significant earnings improvement and, through its subsidiary, The Simsbury Bank & Trust Company, Inc. ("Simsbury Bank" or, the "Bank"), grew its customer base, increased loans to businesses, families and individuals, and expanded the management of its clients' wealth through investments and insurance. Our earnings in each quarter of the year were better than the quarter before. A reflection of our success is that Simsbury Bank remains Simsbury's largest bank, as well as the largest community bank and the third largest bank overall in our primary market.*

Our performance in 2007 occurred in an extremely challenging environment. For most of the year, interest rates worked against us with a flat or inverted yield curve. Competition was intense in all of our markets. And expense management remained a challenge as we continued to slowly grow into the capacity associated with our two newest branches.

Key Strategies and Customer Growth

During 2007, we believed that shareholder value would be most enhanced by emphasizing strategies that would improve current earnings although these strategies made it more difficult to grow market share. We focused on three areas: net interest income; noninterest income; and expense management.


o We derive over 80% of our revenue from interest rate spread activities, so we took steps to improve our net interest margin. Our deposit and loan pricing strategies yielded a 4.4% increase in net interest and dividend income before provision for loan losses compared to a 1.2% decline in 2006. Total revenue increased 6.0% in 2007, assisted by two atypical events described below, after an only slight 0.5% increase in 2006. Total deposits declined 5.8%, however, our deposit mix improved. Through continuing success with our free business checking product and attracting new non-business customers, we grew checking deposits 3.6% from year-end 2006 to year-end 2007 (8.6% comparing full year average balances) and permitted rate sensitive deposits, especially certificates of deposit, to decline 10.2% from year-end to year-end (8.2% comparing full year average balances). Low cost demand, NOW and savings deposits accounted for 66% of deposits at year-end compared to 62% at year-end 2006. Net loans increased 5.3% due principally to commercial loans and residential real estate secured loans. We funded our loan growth (5.3%) principally through redeploying funds from our investment portfolio.


---------
*According to the 2007 FDIC Survey of Deposits, Simsbury Bank's deposits were greater than any other bank with branches in Simsbury (including the nation's largest) and greater than any other community bank serving any of the towns of Avon, Bloomfield, Canton, Granby, New Hartford and Simsbury. Only Bank of America and Webster Bank reported more deposits than Simsbury Bank in our eight town primary market.

These strategies yielded a significant improvement in our net interest margin to 4.16% from 3.84% in 2006.

o Noninterest income related directly to banking customer products and services as well as investment services commissions increased 16.3% to $1,150,014 in 2007 due to continued growth of our investment services business and growth in banking service fees. Our efforts to expand our investment services capabilities continued to meet great success with a 27.3% increase in commissions to $210,631. Assets under management increased 49% ($17.1 million) to $51.6 million at year end. Service charge and fee income for deposit and other banking services increased 14.1% to $939,383 due both to volume and price increases. Overdraft fees, ATM fees and debit card fees were the major contributors to banking fee income growth.

o Noninterest expense increased only 2.9% in 2007 after a 25.3% increase in 2006. The 2006 increase was due principally to the staffing, occupancy and equipment expenses associated with opening two new branches to increase our total to five. In 2007, staffing, occupancy and equipment expenses increased 5.3% due principally to the full year impact of expenses associated with our newest branch in Bloomfield. Growth in staffing, occupancy and equipment expenses was offset by a 2.7% decline in all other noninterest expenses as we managed all expenses very closely. Despite our successful efforts to contain expense growth, our efficiency ratio shows that we continue to carry excess capacity to deliver banking and investment services to our customers.

o The Bank's number of deposit accounts increased only modestly (0.7%) due to our deposit pricing strategy which resulted in a decline in time deposit accounts offset by growth in checking accounts. More of our customers continue to use our state-of-the-art online services. SBT Online customers increased 18.8% (15.2% in 2006) while the number of customers using online bill pay increased 17.9% (29.2% in 2006). During the past several years, our commercial loan business has grown steadily. At year end 2007, we had 7% more commercial loan facilities than at the prior year end. Our mortgage and consumer loan facilities have also grown. Most of our consumer loans are home equity loans. During 2006 and 2005, they grew faster than mortgages, which actually declined during those years as we stood by our conventional mortgage underwriting standards. In 2007, however, consumer loan facilities and mortgages increased by 6% and 3%, respectively, as our reliability as a conventional mortgage and consumer lender became more apparent in the emerging subprime mortgage crisis.

Capital and Shareholder Value

The Bank's capital position improved in 2007 and remains strong. We remain substantially in excess of the FDIC's "well capitalized" definition. This is a very important fact at a time of increasing economic uncertainty. While our local markets have not exhibited the economic strains present in other parts of the country, a national economic slowdown will inevitably have a local impact.

Despite the Company's earnings dip since our investment in creating a geographically larger franchise area, shareholder equity and book value per share have continued to grow. Stockholders' Equity grew by 7.4% in 2007 (4.8% in 2006) while Book Value per Share grew by 6.3% (4.4% in 2006). Earnings per share reflect our improved earnings in 2007 as well as a slight increase in the number of shares outstanding. We did not utilize the share buyback program approved by the Board in 2006 and the program has expired.

Investment Portfolio Actions and BOLI Income

In the fourth quarter, the Bank took actions related to its investment portfolio precipitated by the rapidly changing financial market conditions brought on by the subprime mortgage crisis. The gradual steepening of the interest rate yield curve and the decline of short term interest rates created an opportunity for the Bank to sell certain securities and reinvest in other securities to engineer a better return from our investment portfolio. The Bank also wrote down the value of a Federal National Mortgage Association ("FNMA") trust preferred stock security whose market value had declined below the Bank's internal valuation change guidelines following the onset of the subprime mortgage crisis. The combined impact of these actions was a one-time $313,569 loss.

The Bank funds a portion of employee benefits, including our supplemental employee retirement plan ("SERP"), through an earning asset called bank owned life insurance ("BOLI"). Charles "Chip" Forgie, our former Chief Lending Officer, unexpectedly passed away in 2007. As a result of Chip's actuarially premature death, the Bank received death benefit income from BOLI of $613,349 in the fourth quarter.

Financial Markets, Economic Conditions and SBT Bancorp

Since August 2007, the subprime mortgage crisis has had a major impact on financial markets and the economy. The continuing unfolding of the crisis has fostered extraordinary actions by the Federal Reserve, the Treasury and the Congress to try to address financial market liquidity concerns and indications of a residential real estate led weakening of the economy nationally.

The Bank never engaged in originating or holding subprime mortgages and holds no securities backed by subprime mortgages. Our only direct exposure to the subprime mortgage crisis is FNMA and Freddie Mac trust preferred stock investments totaling $1.3 million. Fannie's and Freddie's financial conditions have been adversely impacted through their subprime mortgage exposure. As such, the value of certain securities issued by them has been adversely impacted. As noted above, the Bank wrote down one such security in its portfolio due to a drop in value below internal value change guidelines.

At its most simple, the subprime mortgage crisis is a painful downward revaluation of a large asset class. It is similar to the downward revaluations of internet and information technology companies in 2000 and 2001, New England commercial real estate in 1990 and 1991, savings and loan owned real estate development projects in the late 1980's, and oil and gas reserves and drilling equipment in the early 1980's. Asset revaluations through the early 1990's tended to be most visible at commercial and savings banks. Commercial and savings banks with too much exposure to the affected asset classes experienced difficulties and sometimes failed. By the late 1990's, however, financial market deregulation and the emergence of other significant investors such as private equity funds, leveraged buyout funds and hedge funds led to a much more complicated and less transparent financial market. In the current subprime mortgage crisis, the uncertainty associated with who holds what securities and the quality of those holdings has led to liquidity and investor confidence crises for a number of investment banks and hedge funds and, to a lesser extent, large commercial banks.

Banks are a reflection of the economy. The continued unraveling of the subprime mortgage crisis will impact the national economy for much of 2008 and, therefore, banks such as yours. Simsbury Bank's success is tied to the success of the businesses, families and individuals in Central Connecticut, particularly in our primary market area. Simsbury Bank manages its assets and liabilities conservatively and with the knowledge that economic cycles will test any unhealthy loan or deposit concentrations. Most of our loans are to businesses, families and individuals in our primary market area. We try to mitigate this geographic concentration risk by having a diverse loan portfolio by loan type and borrower. Half of our over $160 million in loans at year end were conventional home mortgages. One quarter of our loans were consumer loans including home equity loans. Finally, one quarter of our loans were to commercial businesses. Our loan quality at year end continued to be outstanding with no nonaccrual loans and low delinquency rates. However, we have seen some weakening of certain loans. Due principally to the prospects of a weakening economy as well as some of the challenges faced by some of our commercial borrowers, we made a $250,000 addition to our loan loss reserve in the fourth quarter.

On the liability side, our deposits of over $180 million are adequate to fund most of our loan and investment activities. We do not rely on wholesale funding such as brokered CDs. We occasionally borrow from the Federal Home Loan Bank when it offers rates, terms and flexibility better than we can obtain through local deposits. Our deposit mix is advantageous with one third each in checking, savings and time deposit accounts.

We feel very confident in the strength and diversity of our loan portfolio and our deposit base. We will continue to manage our risks closely as we execute our plans to grow revenues and earnings and thereby enhance shareholder value.

In Recognition

In 2007, Simsbury Bank lost two of its most valued alumni. Modesto Brunoli was a founder of the Bank and served as a director until 2003. Charles "Chip" Forgie was the Bank's first Chief Lending Officer. Moe and Chip contributed much to the Bank's success and will be missed by all who had the honor to know and work with them.

Also in 2007, one of our Founding Directors, Jane von Holzhausen, retired from the Board of Directors due to new career demands that required her to relocate to southern Connecticut. We will miss Jane's candor and insights.

Looking Forward

We look forward with a confidence rooted in the strength of our people, our capacity and capabilities, and our market area. The current financial market and economic weaknesses create an opportunity for us. We are open for business and seeking to provide the capital and financial strength that our market demands.

We will continue to grow shareholder value by continuing to focus in three areas. First, we will serve our current markets so well that existing customers choose to do more business with us and those who are not currently customers choose to select us as a banking and investment partner. Second, we will continue to diversify our business by building our business banking and investment services capabilities. This strategy supports our goals of becoming a more important partner to our customers in their financial lives and becoming less dependent on interest rate spread income for our revenue and earnings. Third, we will remain open to and opportunistic with regard to acquisitions as a way to grow.

We appreciate your support and look forward to continuing to help our customers achieve their life goals by being their banking and investment partner of choice.

Sincerely,


/s/                                           /s/
-----------------------------------           ----------------------------------
Martin J. Geitz                               Lincoln S. Young
President & Chief Executive Officer           Chairman of the Board of Directors

Selected Financial and Other Data
--------------------------------------------------------------------------------

                                     At 12/31/07         At 12/31/06         At 12/31/05
                                   ---------------     ---------------     ---------------
Balance Sheet Data:
   Total assets                       $210,390,282        $217,046,550        $209,544,654
   Loans, net                          163,765,440         155,512,835         145,805,738
   Investment securities                25,501,248          38,485,046          41,196,740
   Federal funds sold and other
    interest earning deposits
                                         2,330,187           4,944,524           6,833,970
   Deposits                            186,805,866         198,402,158         191,115,680
   Stockholders' equity                 17,318,059          16,119,064          15,375,598

                                    For the Year        For the Year        For the Year
                                   Ended 12/31/07      Ended 12/31/06      Ended 12/31/05
                                   ---------------     ---------------     ---------------
Statement of Income Data:
   Total interest and dividend
    income                             $11,349,114         $11,135,620          $9,759,483
   Total interest expense                3,477,333           3,596,887           2,126,399
   Net interest and dividend income      7,871,781           7,538,733           7,633,084
   Provision for loan losses               250,000                   0              30,000
   Net interest and dividend income
    after-provision for loan losses
                                         7,621,781           7,538,733           7,603,084
   Gains (loss) on loans sold, net           (414)               3,977              61,222
   Other noninterest income              1,593,893           1,152,262             983,637
   Noninterest expense                   7,901,091           7,679,952           6,128,848
   Income tax expense                      174,458             298,087             845,418
   Net income                            1,139,711             716,933           1,673,677

   Earnings per common share                 $1.34               $0.85               $2.00
   Earnings per common share,
assuming dilution                            $1.33               $0.84               $1.96

Other Data:
   Net interest spread                       3.64%               3.44%               3.80%
   Net interest margin                       4.16%               3.84%               4.06%
   Return on average assets                  0.55%               0.34%               0.83%
   Return on average stockholders'
    equity                                   6.80%               4.52%              11.19%
   Average stockholders' equity to
    average assets                           8.11%               7.49%               7.45%

Management's Discussion and Analysis of
Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

Forward Looking Statements

     When used in this Annual Report or any press release, public announcement or filing, the words "intends," "expects," "plans," "estimates," "projects,"
"believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company (defined below) has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to December 31, 2007. All statements, other than statements of historical facts, are forward-looking statements. The Bank (defined below) cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In addition to those factors previously disclosed by the Bank and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; other actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Bank's products and services; and the extent and timing of legislative and regulatory actions and reforms.

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

     The Bank was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System. The Bank's main office and its corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in the towns of Granby, Avon, Canton and Bloomfield, Connecticut. Simsbury has a population of more than 23,000. The aggregate population for the Bank's market area is 75,000, comprised of approximately 29,000 households. The Bank's customer base consists primarily of individual consumers and small businesses in the Farmington Valley of Connecticut. The Bank has in excess of 20,300 deposit accounts.

     The Bank offers a full range of banking services including commercial loans, term real estate loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and travelers' checks, safe deposit and other customary non-deposit banking services. As of December 31, 2007, approximately 74% of the Bank's loans were secured by residential property located in Connecticut. The Bank has two ATMs at its main office and the Bloomfield branch, and one ATM at each of its other branch locations. The ATMs generate activity fees based upon utilization by other banks' customers. The Bank does not have a trust department. The Bank offers investment products to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and through its affiliation with the securities broker/dealer Infinex Financial Services.

     The deposits decreased by $11.6 million (5.8%) in 2007, compared to $7.3 million in growth during 2006. Total assets are $210 million, a decrease of $6.7 million (3.1%) from the $217 million at year-end 2006. The Bank's loan portfolio grew, increasing by $8.5 million (5.4%) to end the year at $165.7 million. The Bank's loan-to-deposit ratio, an important determinant of net interest income increased to 89% at year-end 2007, compared to 79% at year-end 2006.

     Net income of $1,139,711 ($1.34 per common share) for the year ending December 31, 2007 was a 59% increase from the net income of $716,933 ($0.85 per common share) reported for the year ended December 31, 2006

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005.

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

     Net interest and dividend income, after provision for loan losses which totaled $7,621,781 in 2007, which is an increased by $83,048 from 2006, or 1.1% in 2007. Earning assets have grown from $191 million on December 31, 2005 to over $199 million at December 31, 2006 decreasing to $194 million at December 31, 2007. The Bank's net interest spread and net interest margin increased to 3.64% and 4.16% during 2007 as compared to 3.44% and 3.84% during 2006. This was primarily due to the unusual interest rate environment that was prevalent during the year. This environment was characterized by interest rates that were higher in the short term than they were in the long term. This made it necessary for the Bank to pay more for shorter term time deposits than it would have in a more normal interest rate climate.

     The following table presents the average amounts outstanding for the major categories of the Bank's interest-earning assets and interest-bearing liabilities and the average interest rates earned or paid thereon for the years ended December 31, 2007, 2006 and 2005.

                               NET INTEREST INCOME
                             (Dollars in thousands)


                                                For the Year Ended 12/31/07
                                            ------------------------------------
                                             Average         (1)
                                              Balance     Interest      Yield
                                            ------------------------------------

Federal funds sold and overnight deposits   $     3,812    $       201     5.23%

Investments (1)                                  33,092          1,598     4.83

Mortgage loans                                   78,901          4,343     5.50
Commercial loans                                 38,528          2,747     7.13
Consumer loans                                   39,864          2,566     6.44
Term federal funds sold                              33              1     3.03
     Total loans                                157,326          9,657     6.14
                                            -----------     ----------

     Total interest-earning assets          $   194,230         11,456     5.90
                                            ===========     ==========

NOW deposits                                $    27,764    $        51     0.18%
Savings deposits                                 57,754            546     0.95
Time deposits                                    65,016          2,759     4.24
                                            -----------     ----------
     Total interest-bearing deposits            150,534          3,356     2.23

Securities sold under agreements to
repurchase                                        1,529             37     2.42
Federal Home Loan Bank advances                   1,632             85     5.21
                                            -----------     ----------

     Total interest-bearing liabilities     $   153,695    $     3,478     2.26%
                                            ===========     ==========

     Net interest income                                   $     7,978
                                                            ==========
     Net interest spread                                                   3.64%
                                                                      ==========
     Net interest margin                                                   4.16%
                                                                      ==========


                                                For the Year Ended 12/31/06
                                            ------------------------------------
                                             Average         (1)
                                              Balance     Interest      Yield
                                            ------------------------------------

Federal funds sold and overnight deposits   $     4,348    $       216     4.97%

Investments (1)                                  43,776          1,983     4.53

Mortgage loans                                   77,038          4,174     5.42
Commercial loans                                 36,727          2,594     7.06
Consumer loans                                   37,920          2,296     6.05
Term federal funds sold                             137              6     4.38
                                            -----------     ----------
     Total loans                                151,822          9,070     5.97
                                            -----------     ----------

     Total interest-earning assets          $   199,946    $    11,269     5.64%
                                            ===========     ==========

NOW deposits                                $    25,951    $        26     0.10%
Savings deposits                                 61,444            558     0.91
Time deposits                                    72,271          2,878     3.98
                                            -----------     ----------
     Total interest-bearing deposits            159,666          3,462     2.17

Securities sold under agreements to
repurchase                                        1,903             41     2.15
Federal Home Loan Bank advances                   1,763             94     5.33
                                            -----------     ----------

Total interest-bearing liabilities          $   163,332    $     3,597     2.20%
                                            ===========     ==========

     Net interest income                                   $     7,672
                                                            ==========
     Net interest spread                                                   3.44%
                                                                      ==========
     Net interest margin                                                   3.84%
                                                                      ==========

                              NET INTEREST INCOME
                             (Dollars in thousands)


                                                For the Year Ended 12/31/05
                                            ------------------------------------
                                             Average         (1)
                                              Balance     Interest      Yield
                                            ------------------------------------

Federal funds sold and overnight deposits   $     5,267    $       169     3.21%

Investments (1)                                  40,636          1,628     4.01

Mortgage loans                                   80,376          4,364     5.43
Commercial loans                                 32,893          2,108     6.41
Consumer loans                                   30,938          1,579     5.10
Term federal funds sold                             542             14     2.58
                                            -----------     ----------
     Total loans                                144,749          8,065     5.57
                                            -----------     ----------

     Total interest-earning assets          $   190,652    $     9,862     5.17%
                                            ===========     ==========

NOW deposits                                $    26,721    $        27     0.10%
Savings deposits                                 73,994            597     0.81
Time deposits                                    51,684          1,427     2.76
                                            -----------     ----------
     Total interest-bearing deposits            152,399          2,051     1.35

Securities sold under agreements to
repurchase                                        2,007             32     1.59
Federal Home Loan Bank advances                   1,201             44     3.66
                                            -----------     ----------

     Total interest-bearing liabilities     $   155,607    $     2,127     1.37%
                                            ===========     ==========

     Net interest income                                   $     7,735
                                                            ==========
     Net interest spread                                                   3.80%
                                                                      ==========
     Net interest margin                                                   4.06%
                                                                      ==========

(1) On a fully taxable equivalent basis based on a tax rate of 34 %. Interest income on investments includes a fully taxable equivalent adjustment of $106,090 in 2007, $133,000 in 2006 and $103,000 in 2005.

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

                               Year Ended December 31, 2007                 Year Ended December 31, 2006
                                       Compared to                                  Compared to
                               Year Ended December 31, 2006                 Year Ended December 31, 2005
                        ------------------------------------------   ------------------------------------------
                            Increase (Decrease)                          Increase (Decrease)
                                  Due to                                       Due to
                        ---------------------------                  ---------------------------
                           Volume          Rate           Net           Volume          Rate           Net
                        ------------   ------------   ------------   ------------   ------------   ------------
                                                            (In thousands)
Interest and dividend
 income:
  Federal funds sold
   and overnight
  Deposits              $        12    $       (27)   $       (15)   $        69    $       (22)   $        47
  Investments                   327           (617)          (290)           223            132            355
  Loans                         253            334            587            599            406          1,005
                        ------------   ------------   ------------   ------------   ------------   ------------
    Total interest-
     earning assets             592           (310)           282            891            516          1,407
                        ------------   ------------   ------------   ------------   ------------   ------------

Interest expense:
   NOW deposits                  23              2             25              0             (1)            (1)
   Savings deposits              26            (38)           (12)           111           (150)           (39)
   Time deposits                225           (344)          (119)           763            688          1,451
                        ------------   ------------   ------------   ------------   ------------   ------------
Total interest-bearing
 deposits                       274           (380)          (106)           874            537          1,411

   Securities sold
    under agreements to
   Repurchase                     7            (11)            (4)            11             (2)             9
   FHLB advances                 (2)            (7)            (9)            25             25             50
                        ------------   ------------   ------------   ------------   ------------   ------------
     Total interest-
      bearing
      liabilities               279           (398)          (119)           910            560          1,470
                        ------------   ------------   ------------   ------------   ------------   ------------

   Net change in
    interest income     $       313    $        88    $       401    $       (19)   $       (44)   $       (63)
                        ============   ============   ============   ============   ============   ============

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

     Each month the Bank reviews the allowance for loan losses and makes additional provisions to the allowance, as needed. For the year ended December 31, 2007, the allowance was increased by $226,223, net of charge-offs and recoveries. The total allowance for loan losses at December 31, 2007 was $1,924,552 or 1.16% of outstanding loans. This compares with a total allowance for loan losses of $1,698,329 at year-end 2006, which represented 1.08% of outstanding loans. With the exclusion of loans to financial institutions (term federal funds sold), this ratio was 1.18% at year-end 2007 and 1.08% at year-end 2006. During 2007, the Bank charged-off 4 loans for a total of $23,777. During 2006, the Bank charged-off five loans for a total of $21,308. There were no loan recoveries in 2007. The Bank recovered one loan for $104 during 2006. Management believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

     The following table sets forth the various components of the Bank's noninterest income and noninterest expense for the years ended December 31, 2007, 2006 and 2005.

                                         NONINTEREST INCOME

                        For Year Ended     % of    For Year Ended   % of    For Year Ended   % of
                            12/31/07       Total      12/31/06      Total      12/31/05      Total
                        -----------------------------------------------------------------------------

Service charges on
 deposit accounts       $   413,758           26.0%   $   336,664      29.1%   $   313,746      30.0%
Safe deposit fees            79,764            5.0         74,039       6.4         64,819       6.2
Business manager income     132,339            8.3        129,232      11.2        127,157      12.2
Loss on loans sold, net        (414)          (0.0)         3,977       0.3         61,222       5.9
SBT Investment Services,
 Inc                        210,630           13.2        165,496      14.3         83,705       8.0
Other income                757,402           47.5        446,831      38.7        394,210      37.7
                        -----------------------------------------------------------------------------

         Total          $ 1,593,479          100.0%   $ 1,156,239     100.0%   $ 1,044,859     100.0%
                        =============================================================================

                                      NONINTEREST EXPENSE

                         For Year
                           Ended              For Year Ended   % of    For Year Ended   % of
                          12/31/07 % of Total    12/31/06      Total      12/31/05      Total
                        ------------------------------------------------------------------------

Salaries and employee
 benefits               $ 4,166,414      52.7%   $ 4,036,284      52.6%   $ 3,114,881      50.8%
Occupancy expense         1,115,588      14.1      1,028,280      13.4        753,452      12.3
Equipment expense           391,122       5.0        324,683       4.2        211,354       3.4
Forms and supplies          417,476       5.3        209,355       2.7        163,881       2.7
Advertising and
 promotions                 335,999       4.3        346,677       4.5        350,690       5.7
Professional fees           126,826       1.6        364,181       4.7        328,850       5.4
Insurance                   110,172       1.4         75,023       1.0         78,757       1.3
Loan expenses                77,603       1.0        120,846       1.6         85,142       1.4
Telephone and postage       130,700       1.6        147,885       1.9        138,457       2.3
Other expenses            1,029,191      13.0      1,026,738      13.4        903,384      14.7
                        ------------------------------------------------------------------------

     Total              $ 7,901,092     100.0%   $ 7,679,952     100.0%   $ 6,128,848     100.0%
                        ========================================================================

     Noninterest income for the twelve months ended December 31, 2007 was $1,593,478, an increase of over $437,000 from the twelve months ended December 31, 2006. The 2007 increase was due primarily to an increase of $597,465 in cash surrender value of bank owned life insurance and BOLI death benefit income net of a $313,569 loss on sales and write downs of available for sale securities in 2007. Growth in service charges on deposit accounts, other service charges and fees also contributed to the increase. The Bank continued to sell residential mortgage loans with thirty year maturities during 2007 resulting in losses of $414 compared to gains of $3,977 during 2006. The increase in service charges on deposit accounts was primarily due to an increase in overdraft fees collected. The Bank collected approximately $274,000 in these charges during 2007 compared to approximately $214,000 collected during 2006. At December 31, 2007, the Bank had over 20,300 deposit accounts, 100 or 0.50% more than the approximately
20,200 accounts at year-end 2006 and 1,200 or 6% more than the approximately 19,000 accounts at year-end 2005. The increase in other income during 2007 is primarily due to an increase in other fees received related to ATM and point of sales transactions, an increase in income from bank-owned life insurance and an increase in investment services fees and commissions.

During 2007, proceeds from sales of available-for-sale securities amounted to $8,236,450. Gross realized losses on those sales amounted to $85,669. The tax benefit applicable to these gross realized losses amounted to $33,368. In 2007, a write-down of $227,900 was recorded on an available-for-sale security as management had deemed this particular security to be other than temporarily impaired. There were no sales of available-for-sale securities during 2006.

     Noninterest expense for the year ended December 31, 2007 was $7,901,092, an increase of $221,140 or 3%, over 2006. Noninterest expense for the year ended December 31, 2006 was $7,679,952. This compares to an increase of 25% from 2005 to 2006 in noninterest expense. The increases in 2007 were primarily related to the addition of our fourth and fifth full-service branches and the Bank's continued efforts to promote itself as the bank of choice in the Farmington Valley of Connecticut. In 2007 other factors in this increase are expenses related to compliance with new regulatory requirements and the formation of a bank holding company.

     Salaries and employee benefits comprised 53% of total noninterest expense during 2007, as compared to 53% in 2006. Other major categories during 2007 included occupancy expense and equipment expense at approximately 14% and 5%, respectively, advertising and promotions at approximately 4%, and professional fees at approximately 5%. Other major categories in 2006 also included occupancy and equipment expenses at approximately 13% and 4%, respectively. The largest components of other expenses, totaling $1,029,191 in 2007 and $1,026,738 in 2006, consisted of correspondent banking charges and software costs.

Financial Condition at Years Ended December 31, 2007, 2006 and 2005

     The following table sets forth the average balances of each principal category of the Bank's assets, liabilities and capital accounts for the years ended December 31, 2007, 2006 and 2005.

                  Distribution of Assets, Liabilities and Stockholders' Equity
                                     (Dollars in thousands)

                         For the Year Ended       For the Year Ended       For the Year Ended
                               12/31/07                 12/31/06                 12/31/05
                        ----------------------   ----------------------   ----------------------
                                   Percent of               Percent of               Percent of
                         Average      Total       Average     Total        Average     Total
                          Balance     Assets       Balance     Assets       Balance     Assets
                        ----------------------   ----------------------   ----------------------
Assets
  Cash and due from
   banks                $     7,604       3.7%   $     6,511       3.1%   $     6,195       3.1%
  Investment securities      33,092      16.0         43,776      20.7         40,636      20.2
  Federal funds sold and
   overnight deposits
                              3,812       1.9          4,348       2.1          5,267       2.6
  Loans, net                155,616      75.4        150,102      71.0        143,385      71.4
  Premises and equipment      1,410       0.7          1,309       0.6            570       0.3
  Accrued interest and
   other assets               4,942       2.3          5,462       2.5          4,872       2.4
                        ----------------------   ----------------------   ----------------------

     Total assets       $   206,476     100.0%   $   211,508     100.0%   $   200,925     100.0%
                        ======================   ======================   ======================

Liabilities and
 Stockholders' Equity
 Deposits
  Demand and NOW
   deposits             $    62,955      30.5%   $    57,982      27.4%   $    56,639      28.2%
  Savings deposits           57,754      28.0         61,444      29.1         73,994      36.8
  Time deposits              65,016      31.5         72,271      34.1         51,684      25.7
                        ----------------------   ----------------------   ----------------------
    Total deposits          185,725      90.0        191,697      90.6        182,317      90.7
 Accrued interest and
  other liabilities           3,995       1.9          3,964       1.9          3,648       1.8
                        ----------------------   ----------------------   ----------------------

    Total liabilities       189,720      91.9        195,661      92.5        185,965      92.5
                        ----------------------   ----------------------   ----------------------

Stockholders' equity:
  Common stock                8,576       4.2          8,555       4.1          8,397       4.2
  Retained earnings and
   other comprehensive
   income
                              8,180       3.9          7,292       3.4          6,563       3.3
                        ----------------------   ----------------------   ----------------------
    Total stockholders'
     equity                  16,756       8.1         15,847       7.5         14,960       7.5
                        ----------------------   ----------------------   ----------------------

    Total liabilities
     and stockholders'
     equity
                        $   206,476     100.0%   $   211,508     100.0%   $   200,925     100.0%
                        ======================   ======================   ======================

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

     Securities may be pledged to meet security requirements imposed as a condition for receipt of deposits of public funds and repurchase agreements. At December 31, 2007, the Bank had twelve securities with a carrying value totaling $4,374,960 pledged for such purposes.

     As of December 31, 2007, the Bank's investment portfolio consisted of U.S. government and agency securities and preferred stocks, mortgage-backed securities, corporate bonds, municipal securities, and money market mutual funds. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank. The Bank's current policy is to invest only in securities with average maturities of less than ten years.

     The following table summarizes the amounts and distribution of the Bank's investment securities held as of December 31, 2007, 2006, and 2005.

                              INVESTMENT PORTFOLIO
                             (Dollars in thousands)
                                                        December 31, 2007
                                                 -------------------------------
                                                 Amortized    Fair
                                                    Cost      Value     Yield
                                                 -------------------------------
AVAILABLE-FOR-SALE SECURITIES
-------------------------------------------------
U.S. Government and Agency securities
  Due within one year                            $    3,000  $   2,999     4.85%
  Due after one to five years                         1,500      1,503     5.53
                                                  ---------   --------
    Total U.S. Government and Agency securities       4,500      4,502     5.08
State and Municipal securities
  Due after one to five years                         2,325      2,393     5.30
  Due after five to ten years                         4,588      4,624     4.46
                                                  ---------   --------
    Total State and Municipal securities              6,913      7,017     4.79
Corporate debt securities
  Due after one to five years                           475        474     3.30
                                                  ---------   --------
    Total Corporate debt securities                     475        474     3.30
Mortgage-backed securities
  WARM* within one year                                   -          -        -
  WARM* after one to five years                      11,636     11,625     5.02
                                                  ---------   --------
    Total Mortgage-backed securities                 11,636     11,625     5.02
Preferred stocks                                      1,772      1,253     5.09
                                                  ---------   --------
    Total Available-for-sale securities          $   25,296  $  24,871     4.79%
                                                  =========   ========

* - Weighted-Average Remaining Maturity



                                                        December 31, 2006
                                                 -------------------------------
                                                 Amortized     Fair
                                                     Cost     Value     Yield
                                                 -------------------------------
AVAILABLE-FOR-SALE SECURITIES
-------------------------------------------------
U.S. Government and Agency securities
  Due within one year                            $     7,076 $   7,016     3.45%
  Due after one to five years                         10,750    10,646     4.41
                                                  ----------  --------
    Total U.S. Government and Agency securities       17,826    17,662     4.03
State and Municipal securities
  Due after one to five years                          2,261     2,261     4.31
  Due after five to ten years                          1,724     1,833     5.43
                                                  ----------  --------
    Total State and Municipal securities               3,985     4,094     4.79
Corporate debt securities
  Due after one to five years                            475       465     3.30
                                                  ----------  --------
    Total Corporate debt securities                      475       465     3.30
Mortgage-backed securities
  WARM* within one year                                7,851     7,698     4.63
  WARM* after one to five years                        6,261     6,142     4.67
                                                  ----------  --------
    Total Mortgage-backed securities                  14,112    13,840     4.65
Preferred stocks                                       2,000     1,756     4.18
                                                  ----------  --------
    Total Available-for-sale securities          $    38,398 $  37,817     4.29%
                                                  ==========  ========

* - Weighted-Average Remaining Maturity

                              INVESTMENT PORTFOLIO
                             (Dollars in thousands)

                                                        December 31, 2005
                                                 -------------------------------
                                                  Amortized
                                                    Cost    Fair Value  Yield
                                                 -------------------------------
AVAILABLE-FOR-SALE SECURITIES
-------------------------------------------------
U.S. Government and Agency securities
  Due within one year                            $     4,500 $   4,431     2.65%
  Due after one to five years                         13,326    13,048     3.62
                                                  ----------  --------
    Total U.S. Government and Agency securities       17,826    17,479     3.38
State and Municipal securities
  Due after one to five years                          1,000       998     2.80
  Due after five to ten years                          1,937     1,950     4.14
  Due after ten years                                  1,821     1,949     5.38
    Total State and Municipal securities                 232       250     5.60
                                                  ----------  --------
Corporate debt securities                              4,990     5,147     4.39
  Due within one year
  Due after one to five years                            475       459     3.30
                                                  ----------  --------
    Total Corporate debt securities                      475       459     3.30
Mortgage-backed securities
  WARM* within one year                                3,977     3,944     4.96
  WARM* after one to five years                       11,846    11,522     4.46
  WARM* after five to ten years                           26        25     6.30
                                                  ----------  --------
    Total Mortgage-backed securities                  15,849    15,491     4.59
Preferred stocks                                       2,000     1,655     2.84
                                                  ----------  --------
    Total Available-for-sale securities          $    41,140 $  40,231     4.22%
                                                  ==========  ========

* - Weighted-Average Remaining Maturity


Loan Portfolio

     General The following table presents the Bank's loan portfolio as of December 31, 2007, 2006 and 2005.

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                       December 31, 2007             December 31, 2006            December 31, 2005
                                   --------------------------    --------------------------   --------------------------
                                                   % Total                        % Total                      % Total
                                       Balance       Loans           Balance       Loans          Balance       Loans
                                   --------------------------    --------------------------   --------------------------

Commercial, financial and
 agricultural *                       $16,585           10.0%       $10,947            7.0%       $11,386           7.7%
Real estate - construction and land
 development                           10,756            6.5         11,113            7.1          9,037           6.1
Real estate - residential             113,629           68.7        106,375           67.7         96,459          65.5
Real estate - commercial               15,135            9.1         15,974           10.2         16,101          10.9
Municipal                               1,916            1.2            987            0.6            987           0.7
Consumer                                7,427            4.5         11,582            7.4         13,381           9.1
                                   ----------     -----------    ----------     -----------   -----------     ----------

Total loans                           165,448          100.0%       156,978          100.0%       147,351         100.0%
                                                  ===========                   ===========                   ==========

Allowance for loan losses              (1,925)                       (1,698)                       (1,720)
Deferred costs, net                       242                           233                           175
                                   ----------                    ----------                   -----------

Net Loans                            $163,765                      $155,513                      $145,806
                                   ==========                    ==========                   ===========

* - Includes Term federal funds sold of $3,000,000 at 12/31/2007, $0 at 12/31/2006 and $2,000,000 at 12/31/2005.

* - Includes Term federal funds sold of $3,000,000 at 12/31/2007, $0 at 12/31/2006 and $2,000,000 at 12/31/2005.

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

     The Bank has entered into an agreement with Resource Mortgage Solutions, a division of NetBank ("RMS") to sell mortgage loans originated by the Bank to RMS. During the year ended December 31, 2007, the Bank sold one loan with total principal balance of $ $268,000 to RMS resulting in a total net loss of $(414) for the Bank. During the year ended December 31, 2006, the Bank sold four loans with total principal balances of $598,000 to RMS resulting in total net gains of $3,977 for the Bank.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased.

     With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any one borrowing entity up to 15% of the Bank's capital and reserves. An additional 10% is allowable if the credit is fully secured by qualified collateral. The Bank sells participations in its loans when necessary to stay within lending limits. As of December 31, 2007, these lending limits for the Bank were $2,815,875 and $4,693,125, respectively.

     Loan Concentrations The Bank does not have any significant concentrations in its loan portfolio by industry or group of industries. As of December 31, 2007, approximately 74% of the Bank's loans were secured by residential property located in Connecticut. As of December 31, 2006, 75% of the Bank's loans were secured by such property.

     Loan Portfolio Maturities and Interest Rate Sensitivity The following table summarizes the maturities and interest rate sensitivity of the Bank's loan portfolio.

                         MATURITIES AND RATE SENSITIVITY OF LOANS
                                 As of December 31, 2007
                                      (In thousands)

                                              Over One but
                               One Year         less than         Over
                                Or Less        Five Years      Five Years        Total
                             --------------  ---------------  -------------  -------------

Commercial, financial and
 agricultural                $        6,624  $         9,863  $          98  $      16,585
Real Estate - construction
 and land development                10,756                -              -         10,756
Real Estate - residential            23,520           25,023  $      65,086        113,629
Real Estate - commercial             14,649              324            162         15,135
Municipal                             1,916                -              -          1,916
Consumer                              3,028            4,399              -          7,427
                             --------------  ---------------  -------------  -------------
     Total loans             $       60,493  $        39,609  $      65,346  $     165,448
                             ==============  ===============  =============  =============

Loans with fixed interest
 rates                       $       12,114  $        33,169  $      51,338  $      96,621

Loans with variable interest
 rates                               48,379            6,439         14,009         68,827
                             --------------  ---------------  -------------  -------------
     Total loans             $       60,493  $        39,608  $      65,347  $     165,448
                             ==============  ===============  =============  =============

     The following table sets forth at December 31, 2007, 2006 and 2005 the Bank's loan commitments, standby letters of credit and unadvanced portions of loans.

                 LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
                                 (In thousands)

                                         12/31/07       12/31/06       12/31/05
                                        ----------     ----------     ----------

Commitments to originate loans         $     2,222    $     3,521    $     1,545
Standby letters of credit                      557            428            358
Unadvanced portion of loans
   Construction                              8,480          6,698          5,270
   Commercial lines of credit                6,801          6,380          6,654
   Residential real estate                       -              -              -
   Consumer                                    730            780            877
   Home equity lines of credit              22,721         22,898         20,116
                                        ----------     ----------     ----------

      Total                            $    41,511    $    40,705    $    34,820
                                        ==========     ==========     ==========

     Non-Performing Assets Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had one nonaccrual loan with a balance of approximately $5,328 as of December 31, 2007. The Bank had one nonaccrual loan with a balance of approximately $78,000 as of December 31, 2006. The Bank had one nonaccrual loan with a balance of approximately $32,500 as of December 31, 2005. As of December 31, 2007 the bank had one loan with a balance of approximately $973 that was more than 90 days past due and still accruing interest. The Bank had no loans more than 90 days past due and still accruing interest as of December 31, 2006 or 2005.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset, at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of December 31, 2007, 2006 and 2005, there was no OREO held by the Bank.

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

     There were twenty four classified loans with a combined outstanding balance of $ 4,157,400 as of December 31, 2007 and eighteen classified loans with a combined outstanding balance of $2,168,600 as of December 31, 2006.

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

     The  following   table   summarizes   the  Bank's  loan  loss   experience,
transactions in the allowance for loan losses and certain prominent ratios at or for the years ended December 31, 2007, 2006 and 2005.

                                      ALLOWANCE FOR LOAN LOSSES
                                       (Dollars in thousands)

                                                            At or For      At or For      At or For
                                                             the Year       the Year       the Year
                                                              Ended          Ended          Ended
                                                             12/31/07       12/31/06       12/31/05
                                                           ------------   ------------   ------------

ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                             $     1,698    $     1,720    $     1,702
                                                           ------------   ------------   ------------
Total charge-offs                                                  (24)           (22)           (12)
Total recoveries                                                     -              -              -
                                                           ------------   ------------   ------------
Net loans (charged-off) recovered                                  (24)           (22)           (12)
                                                           ------------   ------------   ------------
Provision for loan losses                                          250              -             30
                                                           ------------   ------------   ------------
Balance at end of period                                   $     1,924    $     1,698    $     1,720
                                                           ============   ============   ============

BALANCES
Average total loans                                        $   157,326    $   151,822    $   144,749
Total loans at end of period                                   165,448        156,978        147,351

RATIOS
Allowance for loan losses to average loans                        1.22%          1.12%          1.19%
Allowance for loan losses to loans at end of period               1.16           1.08           1.17


     The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at December 31, 2007, 2006 and 2005

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

                                                   December 31, 2007        December 31, 2006        December 31, 2005
                                                 ----------------------   ----------------------   ----------------------
                                                 Allocation % of Loans    Allocation    % of       Allocation    % of
                                                     of         by            of      Loans by         of      Loans by
                                                  Allowance   Category     Allowance  Category      Allowance  Category
                                                 ----------------------   ----------------------   ----------------------

Real estate - residential                        $       563      68.7%   $       464      67.7%   $       418     65.5%
Real estate - commercial                                 316       9.1            465      10.2            455     10.9
Real estate - construction and land
development                                              464       6.5            212       7.1            208      6.1
Commercial, financial and agricultural                   363      10.0            331       7.0            370      7.7
Municipal                                                 31       1.2              9       0.6              9      0.7
Consumer                                                 188       4.5            217       7.4            260      9.1
                                                 ----------------------   ----------------------   ----------------------

Total                                            $     1,925     100.0%   $     1,698     100.0%   $     1,720    100.0%
                                                 ======================   ======================   ======================

Deposits

     Deposits are the Bank's primary source of funds. At December 31, 2007, the Bank had a deposit mix of 37% checking, 29% savings and 34% certificates. Twenty two percent of the total deposits of $186.8 million were noninterest bearing at December 31, 2007. At December 31, 2006, the Bank had a deposit mix of 34% checking, 28% savings and 38% certificates. Twenty percent of the total deposits of $198.4 million were noninterest bearing at December 31, 2006. At December 31, 2007, $7,499,000 of the Bank's deposits were from public sources. At December 31, 2006, $7,142,000 of the Bank's deposits were from public sources. The Bank's net interest income is enhanced by its percentage of noninterest bearing deposits.

     The Bank's deposits are obtained from a cross-section of the communities it serves. No material portion of the Bank's deposits has been obtained from or is dependent upon any one person or industry. The Bank's business is not seasonal in nature. The Bank accepts deposits in excess of $100,000 from customers. Those deposits are priced to remain competitive. As of December 31, 2007 and 2006, the Bank had no brokered funds on deposit.

     The Bank is not dependent upon funds from sources outside the United States and has not made loans to any foreign entities.

     The following table summarizes the distribution of average deposits and the average annualized rates paid for the years ended December 31, 2007 2006 and 2005.

                                AVERAGE DEPOSITS
                             (Dollars in thousands)

                               For the Year Ended       For the Year Ended       For the Year Ended
                               December 31, 2007        December 31, 2006        December 31, 2005
                             ----------------------   ----------------------   ----------------------
                              Average    Average       Average    Average       Average     Average
                               Balance      Rate        Balance      Rate        Balance     Rate
                             ----------------------   ----------------------   ----------------------

Demand deposits              $    35,189      0.00%   $    32,031      0.00%   $    29,918      0.00%
NOW deposits                      27,764      0.18         25,951      0.10         26,721      0.10
Savings deposits                  57,754      0.94         61,444      0.91         73,994      0.81
Time deposits                     64,999      4.24         72,271      3.98         51,684      2.76
                             -----------              -----------              -----------

Total average deposits       $   185,706      1.81%   $   191,697      1.81%   $   182,317      1.12%
                             ===========              ===========              ===========

     The following table indicates the maturity schedule for the Bank's time deposits of $100,000 or more as of December 31, 2007, 2006 and 2005.

             SCHEDULED MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                             (Dollars in thousands)

                               December 31, 2007        December 31, 2006        December 31, 2005
                             ----------------------   ----------------------   ----------------------
                                           % of                     % of
                               Balance     Total        Balance     Total        Balance  % of Total
                             ----------------------   ----------------------   ----------------------

Three months or less         $     9,723      47.4%   $    15,322      60.5%   $     7,521      35.0%
Over three through six months      6,474      31.5          6,036      23.9          5,498      25.6
Over six through twelve
 months                            2,938      14.3          1,998       7.9          5,236      24.4
Over twelve months                 1,388       6.8          1,948       7.7          3,228      15.0
                             ----------------------   ----------------------   ----------------------

Total Time Deposits          $    20,523     100.0%   $    25,304     100.0%   $    21,483     100.0%
                             ======================   ======================   ======================

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

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities. As of December 31, 2007, the Bank's liquidity ratio was 22%, defined as the sum of $2.3 million in federal funds sold, $24.9 million in available-for-sale securities at fair value, and $13.4 million in cash and due from banks and interest-bearing deposits at the Federal Home Loan Bank, as a percentage of deposits. As of December 31, 2006, the Bank's liquidity ratio was 27%, defined as the sum of $4.9 million in federal funds sold, $37.8 million in available-for-sale securities at fair value, and $10.9 million in cash and due from banks and interest bearing deposits at the Federal Home Loan Bank, as a percentage of deposits.

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

     The table below sets forth the interest rate sensitivity of the Bank's interest-sensitive assets and interest-sensitive liabilities as of December 31, 2007, 2006 and 2005, using the interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

                            INTEREST RATE SENSITIVITY
                             (Dollars in thousands)

                                                                            December 31, 2007
                                                 -----------------------------------------------------------------------
                                                   Due Within       Due in     Due After One
                                                      Three     Three to Twelve Year to Five  Due After Five
                                                     Months          Months         Years          Years        Total
                                                 -----------------------------------------------------------------------
Rate sensitive assets
   Federal funds sold and overnight
    deposits                                     $      5,300              -              -             -    $     5,300
   Available-for-sale securities                        3,728   $        524   $     15,995   $     4,624         24,871
   Total loans                                         56,231          4,263         39,608        65,346        165,448
                                                 ------------   ------------   ------------   -----------    -----------
      Total                                      $     65,259   $      4,787   $     55,603   $    69,970    $   195,619
                                                 ============   ============   ============   ===========    ===========

Rate sensitive liabilities
   NOW deposits                                  $      1,311              -              -   $    24,905    $    26,216
   Savings deposits                                    29,988              -              -        24,241         54,229
   Time deposits                                       25,118   $     32,840   $      5,201             7         63,166
   Securities sold under agreements to
    repurchase                                          2,000              -              -             -          2,000
                                                 ------------   ------------   ------------   -----------    -----------
      Total                                      $     58,417   $     32,840   $      5,201   $    49,153    $   145,611
                                                 ============   ============   ============   ===========    ===========

Interest rate sensitivity gap                    $      6,842   $    (28,053)  $     50,402   $    20,818    $    50,009
                                                 ============   ============   ============   ===========    ===========
Cumulative gap                                   $      6,842   $    (21,211)  $     29,191   $    50,009
                                                 ============   ============   ============   ===========

Cumulative gap ratio to total assets                        3%           (10)%           13%           23%

                            INTEREST RATE SENSITIVITY
                             (Dollars in thousands)

                                                                            December 31, 2006
                                                 -----------------------------------------------------------------------
                                                                  Due in
                                                   Due Within    Three to   Due After One
                                                      Three        Twelve    Year to Five    Due After Five
                                                     Months        Months        Years           Years          Total
                                                 -----------------------------------------------------------------------
Rate sensitive assets
   Federal funds sold and overnight
    deposits                                     $      4,875            -               -               -   $     4,875
   Available-for-sale securities                        3,001   $   13,469     $    19,514    $      1,833        37,817
   Total loans                                         54,835        6,512          31,140          64,491       156,978
                                                 ------------   ----------      -----------    -----------    ----------
        Total                                    $     62,711   $   19,981     $    50,654    $     66,324   $   199,670
                                                 ============   ==========      ===========    ===========    ==========

Rate sensitive liabilities
   NOW deposits                                  $      1,458            -               -    $     27,701   $    29,159
   Savings deposits                                    32,641            -               -          23,235        55,876
   Time deposits                                       40,294   $   26,336     $     7,945               -        74,575
   Securities sold under agreements to
    repurchase                                          1,628            -               -               -         1,628
                                                 ------------   ----------      -----------    -----------   -----------
        Total                                    $     76,021   $   26,336     $     7,945    $     50,936   $   161,238
                                                 ============   ==========      ===========    ===========   ===========

Interest rate sensitivity gap                    $    (13,310)  $   (6,355)    $    42,709    $     15,388   $    38,432
                                                 ============   ==========      ===========    ===========   ===========
Cumulative gap                                   $    (13,310)  $  (19,665)    $    23,044    $     38,432
                                                 ============   ==========      ===========    ===========

Cumulative gap ratio to total assets                       (6)%         (9)%            11%             18%



                                                                            December 31, 2005
                                                 -----------------------------------------------------------------------
                                                                  Due in
                                                   Due Within    Three to   Due After One
                                                      Three        Twelve    Year to Five    Due After Five
                                                     Months        Months        Years           Years          Total
                                                 -----------------------------------------------------------------------

Rate sensitive assets
   Federal funds sold and overnight
    deposits                                     $      6,767            -               -               -   $     6,767
   Available-for-sale securities                        1,656   $    9,372     $    26,979    $      2,224        40,231
   Total Loans                                         52,274        6,208          30,367          58,502       147,351
                                                 ------------   ----------      -----------    -----------   -----------
        Total                                    $     60,697   $   15,580     $    57,346    $     60,726   $   194,349
                                                 ============   ==========      ===========    ===========   ===========

Rate sensitive liabilities
   NOW deposits                                  $      1,277            -               -    $     24,266   $    25,543
   Savings deposits                                    40,692            -               -          26,243        66,935
   Time deposits                                       15,539   $   31,803     $    15,221               -        62,563
   Securities sold under agreements to
    repurchase                                          2,313            -               -               -         2,313
                                                 ------------   ----------      -----------    -----------   -----------
        Total                                    $     59,821   $   31,803     $    15,221    $     50,509   $   157,354
                                                 ============   ==========      ===========    ===========   ===========

Interest rate sensitivity gap                    $        876   $  (16,223)    $    42,125    $     10,217   $    36,995
                                                 ============   ==========      ===========    ===========   ===========
Cumulative gap                                   $        876   $  (15,347)    $    26,778    $     36,995
                                                 ============   ==========      ===========    ===========

Cumulative gap ratio to total assets                        0%          (7)%            13%             18%

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

     To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4% and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8%. As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions that Management believes have changed the Bank's category.

     At December 31, 2007, 2006 and 2005, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

                                 CAPITAL RATIOS

                                                                                      Minimum
                                               Actual       Actual     Actual       Regulatory       Well-
                                               12/31/07    12/31/06    12/31/05   Requirements   Capitalized
                                               --------    --------    --------   ------------   -----------
Bank:
Total capital (to risk weighted assets)          13.48%      12.75%     13.66%        8.00%         10.00%
Tier 1 capital (to risk weighted assets)         12.23%      11.50%     12.41%        4.00%          6.00%
Tier 1 capital (to average assets)                8.21%       7.31%      7.61%        4.00%          5.00%

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

     Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. During the period 1992 through 2007 inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Federal Reserve. Based on the Bank's interest rate sensitivity position at year-end 2007, the Bank benefits in the short term from rising interest rates and is adversely impacted by falling interest rates. As such, indirectly, the management of the money supply by the Federal Reserve to control the rate of inflation may have an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Sarbanes-Oxley Act of 2002

     The Company has initiatives in place to ensure compliance with the Sarbanes-Oxley act of 2002. The Company has an Internal Compliance Committee that is responsible for the monitoring of and compliance with all federal regulations. This committee reports to the Audit and Compliance Committee of the Board of Directors.

Evaluation of Disclosure Control Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007 and have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis. This conclusion is based on the above-referenced officers' evaluation of such controls and procedures within 90 days of the date of this Form 10-KSB.

Changes in Internal Controls

     There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls during the fiscal year ended December 31, 2007.

Options Outstanding

     The following table sets forth the securities authorized for issuance under equity compensation plans.

                                                                                            Number of securities
                                                                                           remaining available for
                                                                                            future issuance under
                                        Number of securities to                              equity compensation
                                         be issued upon exercise Weighted-average exercise    plans (excluding
                                         of outstanding options    price of outstanding      securities reflected
                                                   (a)                  options (b)           in column (a)(c)
                                        ---------------------------------------------------------------------------
Equity compensation plans approved by
 security holders                                          69,208                   $27.21                    6,931

Equity compensation plans not approved
 by security holders                                            0                        0                        0
                                        ---------------------------------------------------------------------------
                 Total                                     69,208                   $27.21                    6,931
                                        ===========================================================================

                       SHATSWELL, MacLEOD & COMPANY, P.C.
                       ----------------------------------
                          CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
SBT Bancorp, Inc.
Simsbury, Connecticut

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheets of SBT Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBT Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ Shatswell, MacLeod & Company, P.C.
                                              SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
March 27, 2008

                                     SBT BANCORP, INC. AND SUBSIDIARY
                                     --------------------------------

                                       CONSOLIDATED BALANCE SHEETS
                                       ---------------------------

                                        December 31, 2007 and 2006
                                        --------------------------

ASSETS                                                                                2007              2006
------                                                                            ---------------   ---------------
Cash and due from banks                                                             $  13,423,626     $  10,861,262
Interest-bearing deposits with the Federal Home Loan Bank                                  25,982            17,807
Money market mutual funds                                                                   4,205            51,717
Federal funds sold                                                                      2,300,000         4,875,000
                                                                                  ---------------   ---------------
           Cash and cash equivalents                                                   15,753,813        15,805,786
Investments in available-for-sale securities (at fair value)                           24,870,548        37,817,246
Federal Home Loan Bank stock, at cost                                                     630,700           667,800
Loans held-for-sale                                                                                         268,000

Loans                                                                                 165,689,992       157,211,164
   Less allowance for loan losses                                                       1,924,552         1,698,329
                                                                                  ---------------   ---------------
           Loans, net                                                                 163,765,440       155,512,835

Premises and equipment                                                                  1,222,955         1,551,960
Accrued interest receivable                                                               808,430           894,999
Bank owned life insurance                                                               1,818,081         2,827,460
Other assets                                                                            1,520,315         1,700,464
                                                                                  ---------------   ---------------
           Total assets                                                              $210,390,282      $217,046,550
                                                                                  ===============   ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Demand deposits                                                                  $  40,195,563     $  38,791,256
   Savings and NOW deposits                                                            83,444,482        85,035,535
   Time deposits                                                                       63,165,821        74,575,367
                                                                                  ---------------   ---------------
           Total deposits                                                             186,805,866       198,402,158
Federal Home Loan Bank advances                                                         2,000,000
Securities sold under agreements to repurchase                                          1,363,033         1,627,896
Due to broker                                                                           1,433,223
Other liabilities                                                                       1,470,101           897,432
                                                                                  ---------------   ---------------
           Total liabilities                                                          193,072,223       200,927,486
                                                                                  ---------------   ---------------
Stockholders' equity:
   Common stock, no par value; authorized 2,000,000 shares; issued and
     outstanding 850,896 shares in 2007 and 841,991 shares in 2006                      8,975,051         8,636,380
   Retained earnings                                                                    8,602,875         7,837,022
   Accumulated other comprehensive loss                                                  (259,867)         (354,338)
                                                                                  ---------------   ---------------
           Total stockholders' equity                                                  17,318,059        16,119,064
                                                                                  ---------------   ---------------
           Total liabilities and stockholders' equity                                $210,390,282      $217,046,550
                                                                                  ===============   ===============

              The accompanying notes are an integral part of these consolidated financial statements.


                                     SBT BANCORP, INC. AND SUBSIDIARY
                                     --------------------------------

                                    CONSOLIDATED STATEMENTS OF INCOME
                                    ---------------------------------

                                  Years Ended December 31, 2007 and 2006
                                  --------------------------------------

                                                                                       2007              2006
                                                                                   --------------   ---------------
Interest and dividend income:
   Interest and fees on loans                                                        $  9,656,912      $  9,068,964
   Interest on debt securities:
     Taxable                                                                            1,191,681         1,558,164
     Tax-exempt                                                                           205,940           208,591
   Dividends                                                                               94,034            83,544
   Other interest                                                                         200,547           216,357
                                                                                   --------------   ---------------
           Total interest and dividend income                                          11,349,114        11,135,620
                                                                                   --------------   ---------------
Interest expense:
   Interest on deposits                                                                 3,355,094         3,462,049
   Interest on Federal Home Loan Bank advances                                             85,312            93,619
   Interest on securities sold under agreements to repurchase                              36,927            41,219
                                                                                   --------------   ---------------
           Total interest expense                                                       3,477,333         3,596,887
                                                                                   --------------   ---------------
           Net interest and dividend income                                             7,871,781         7,538,733
   Provision for loan losses                                                              250,000
                                                                                   --------------   ---------------
           Net interest and dividend income after provision for loan losses             7,621,781         7,538,733
                                                                                   --------------   ---------------
Noninterest income:
   Service charges on deposit accounts                                                    413,758           336,664
   Losses on sales and write-down of available-for-sale securities                       (313,569)
   Investment services fees and commissions                                               210,631           165,496
   Other service charges and fees                                                         525,625           486,458
   Increase in cash surrender value of life insurance policies                            114,772           130,656
   BOLI death benefit income                                                              613,349
   (Loss) gain on loans sold, net                                                            (414)            3,977
   Other income                                                                            29,327            32,988
                                                                                   --------------   ---------------
           Total noninterest income                                                     1,593,479         1,156,239
                                                                                   --------------   ---------------
Noninterest expense:
   Salaries and employee benefits                                                       4,166,414         4,036,284
   Occupancy expense                                                                    1,115,588         1,028,280
   Equipment expense                                                                      391,122           324,683
   Professional fees                                                                      417,476           364,181
   Advertising and promotions                                                             335,999           346,677
   Forms and supplies                                                                     126,826           209,355
   Correspondent charges                                                                  187,484           196,001
   Postage                                                                                 92,744           102,850
   Directors' fees                                                                        140,500           129,335
   Other expense                                                                          926,938           942,306
                                                                                   --------------   ---------------
           Total noninterest expense                                                    7,901,091         7,679,952
                                                                                    -------------   ---------------
           Income before income tax expense                                             1,314,169         1,015,020
Income tax expense                                                                        174,458           298,087
                                                                                   --------------   ---------------
           Net income                                                                $  1,139,711      $    716,933
                                                                                   ==============   ===============

Earnings per common share                                                            $       1.34      $        .85
                                                                                   ==============   ===============

Earnings per common share, assuming dilution                                         $       1.33      $        .84
                                                                                  ===============   ===============

                The accompanying notes are an integral part of these consolidated financial statements.

                                     SBT BANCORP, INC. AND SUBSIDIARY
                                     --------------------------------

                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        ----------------------------------------------------------

                                  Years Ended December 31, 2007 and 2006
                                  --------------------------------------
                                                                                     Accumulated
                                                                                       Other
                                                        Common         Retained    Comprehensive
                                                         Stock         Earnings         Loss             Total
                                                     -----------     -----------   ---------------  --------------
Balance, December 31, 2005                            $8,456,690      $7,473,542       $(554,634)      $15,375,598
Comprehensive income:
   Net income                                                            716,933
   Net change in unrealized holding loss on
     available-for-sale securities, net of tax
     effect                                                                              200,296
       Comprehensive income                                                                                917,229
3,463 shares issued on stock options exercised            55,880                                            55,880
Stock based compensation                                 123,810                                           123,810
Dividends declared ($.42 per share)                                     (353,453)                         (353,453)
                                                     -----------     -----------   ---------------  --------------
Balance, December 31, 2006                             8,636,380       7,837,022        (354,338)       16,119,064
Comprehensive income:
   Net income                                                          1,139,711
   Net change in unrealized holding loss on
     available-for-sale securities, net of tax
     effect                                                                               94,471
       Comprehensive income                                                                              1,234,182
8,905 shares issued on stock options exercised           122,657                                           122,657
Tax benefit on stock options exercised                    82,847                                            82,847
Stock based compensation                                 133,167                                           133,167
Dividends declared ($.44 per share)                                     (373,858)                         (373,858)
                                                     -----------     -----------   ---------------  --------------
Balance, December 31, 2007                            $8,975,051      $8,602,875       $(259,867)      $17,318,059
                                                     ===========     ===========   ===============  ==============


Reclassification disclosure for the years ended December 31:

                                                                                        2007              2006
                                                                                   ---------------  --------------
Net unrealized holding (losses) gains on available-for-sale securities                 $(158,826)      $   328,087
Reclassification adjustment for realized losses in net income                            313,569
                                                                                   ---------------  --------------
   Other comprehensive income before income tax effect                                   154,743           328,087
Income tax expense                                                                       (60,272)         (127,791)
                                                                                   ---------------  --------------
     Other comprehensive income, net of tax                                            $  94,471       $   200,296
                                                                                   ===============  ==============

Accumulated other comprehensive loss as of December 31, 2007 and 2006 consists of net unrealized holding losses on available-for-sale securities, net of taxes.

         The accompanying notes are an integral part of these consolidated financial statements.

                                     SBT BANCORP, INC. AND SUBSIDIARY
                                     --------------------------------

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -------------------------------------

                                  Years Ended December 31, 2007 and 2006
                                  --------------------------------------
                                                                                        2007              2006
                                                                                   --------------  ----------------
Cash flows from operating activities:
   Net income                                                                        $  1,139,711     $     716,933
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of securities, net                                                        5,607            21,059
     Loss on sales and write-down of available for sale securities                        313,569
     Change in deferred loan costs, net                                                    (8,919)          (58,262)
     Provision for loan loss                                                              250,000
     Decrease (increase) in loans held-for-sale                                           268,000          (268,000)
     Depreciation and amortization                                                        356,731           314,817
     Decrease in other assets                                                             261,809           117,937
     Decrease (increase) in interest receivable                                            86,569          (101,511)
     Decrease (increase) in taxes receivable                                              187,616           (70,880)
     Increase in cash surrender value of bank owned life insurance                       (114,772)         (130,656)
     BOLI death benefit income                                                           (613,349)
     Stock based compensation                                                             133,167           123,810
     Increase in other liabilities                                                        357,223           144,587
     Increase in interest payable                                                         215,446            12,301
     Deferred tax (benefit) expense                                                      (252,771)           12,966
                                                                                   --------------   ---------------

   Net cash provided by operating activities                                            2,585,637           835,101
                                                                                   --------------   ---------------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                          (5,576,817)       (6,915,828)
   Proceeds from maturities of available-for-sale securities                           11,555,855         9,636,750
   Proceeds from sales of securities                                                    8,236,450
   Redemption of Federal Home Loan Bank stock                                              69,000           297,800
   Purchase of Federal Home Loan Bank stock                                               (31,900)
   Loan originations and principal collections, net                                    (6,243,686)       (5,085,846)
   Loan purchases                                                                      (2,250,000)       (4,563,093)
   Recoveries of previously charged off loans                                                                   104
   Capital expenditures                                                                   (21,656)         (870,749)
   Redemption of life insurance policies                                                1,752,937
   Premiums paid on life insurance policy                                                 (15,437)          (15,437)
                                                                                   --------------   ---------------

   Net cash provided by (used in) investing activities                                  7,474,746        (7,516,299)
                                                                                   --------------   ---------------

Cash flows from financing activities:
   Net decrease in demand deposits, NOW and savings accounts                             (186,746)       (4,725,761)
   Net (decrease) increase in time deposits                                           (11,409,546)       12,012,239
   Net change in short term advances from the Federal Home Loan Bank                    2,000,000
   Net decrease in securities sold under agreements to repurchase                        (264,863)         (684,936)
   Proceeds from exercise of stock options                                                122,657            55,880
   Dividends paid                                                                        (373,858)         (353,453)
                                                                                   --------------   ---------------

   Net cash (used in) provided by financing activities                                (10,112,356)        6,303,969
                                                                                   --------------   ---------------

Net decrease in cash and cash equivalents                                                 (51,973)         (377,229)
Cash and cash equivalents at beginning of year                                         15,805,786        16,183,015
                                                                                   --------------   ---------------
Cash and cash equivalents at end of year                                              $15,753,813       $15,805,786
                                                                                   ==============   ===============

Supplemental disclosures:
   Interest paid                                                                       $3,261,887        $3,584,586
   Income taxes paid                                                                      239,613           356,001

                  The accompanying notes are an integral part of these consolidated financial statements.

                        SBT BANCORP, INC. AND SUBSIDIARY
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     Years Ended December 31, 2007 and 2006
                     --------------------------------------

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

         Cash and due from banks as of December 31, 2007 and 2006 includes 2,676,000 and $2,446,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

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

         Federal Home Loan Bank advances: Fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Securities sold under agreements to repurchase: The carrying amounts of securities sold under agreements to repurchase approximate their fair values.

         Due to broker: The carrying amount of due to broker approximates its fair value.

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

         STOCK BASED COMPENSATION:

         At December 31, 2007, the Company has a stock-based employee compensation plan which is described more fully in Note 16. The Company accounts for the plan under SFAS No. 123(R) "Share-Based Payment". During the years ended December 31, 2007 and 2006, $133,167 and $123,810, respectively, in stock-based employee compensation was recognized.

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

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Instruments" (SFAS
         155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS No. 133. The statement is effective as of January 1, 2007. The adoption of SFAS 155 did not have a material impact on the Company's financial condition and results of operations.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140" (SFAS
         156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The adoption of this statement did not have a material impact on the Company's financial condition, results of operations or cash flows.

         In June 2006 the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial statements.

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

         In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The Company does not expect the adoption of the issue to have a material impact on its financial condition and results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company's fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operation.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES
-----------------------------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

                                                                         Gross       Gross
                                                          Amortized    Unrealized  Unrealized      Fair
                                                             Cost        Gains       Losses       Value
                                                         ------------  ----------  ----------  ------------
December 31, 2007:
  Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                        $  4,500,000  $    3,404  $    1,778  $  4,501,626
  Obligations of states and municipalities                  6,913,444     107,323       3,681     7,017,086
  Corporate debt securities                                   475,000                     892       474,108
  Mortgage-backed securities                               11,635,666      43,506      53,944    11,625,228
  U.S. government sponsored enterprises
     perpetual/callable preferred stocks                    1,772,100         400     520,000     1,252,500
  Marketable equity securities                                  4,205                                 4,205
                                                         ------------  ----------  ----------   -----------
                                                           25,300,415     154,633     580,295    24,874,753
  Money market mutual funds included in cash
     and cash equivalents                                     (4,205)                               (4,205)
                                                         ------------  ----------  ----------  ------------
                Total available-for-sale securities      $ 25,296,210  $  154,633  $  580,295  $ 24,870,548
                                                         ============  ==========  ==========  ============

December 31, 2006:
  Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                        $ 17,825,395  $    6,169  $  169,644  $ 17,661,920
  Obligations of states and municipalities                  3,985,050     137,626      28,368     4,094,308
  Corporate debt securities                                   475,000                   9,588       465,412
  Mortgage-backed securities                               14,112,206      15,723     287,923    13,840,006
  U.S. government sponsored enterprises
     perpetual/callable preferred stocks                    2,000,000                 244,400     1,755,600
  Marketable equity securities                                 51,717                                51,717
                                                         ------------  ----------  ----------  ------------
                                                           38,449,368     159,518     739,923    37,868,963
  Money market mutual funds included in cash
     and cash equivalents                                    (51,717)                              (51,717)
                                                         ------------  ----------  ----------  ------------
                Total available-for-sale securities      $ 38,397,651  $  159,518  $  739,923  $ 37,817,246
                                                         ============  ==========  ==========  ============

The scheduled maturities of debt securities were as follows as of December 31, 2007:
                                                                  Fair
                                                                  Value
                                                             ------------
Due within one year                                          $  3,974,397
Due after one year through five years                           3,394,519
Due after five years through ten years                            768,363
Due after ten years                                             3,855,541
Mortgage-backed securities                                     11,625,228
                                                             ------------
                                                             $ 23,618,048
                                                             ============

During 2007, proceeds from sales of available-for-sale securities amounted to $8,236,450. Gross realized losses on those sales amounted to $85,669. The tax benefit applicable to these gross realized losses amounted to $33,368. In 2007, a write-down of $227,900 was recorded on an available-for-sale security as management had deemed this particular security to be other than temporarily impaired. There were no sales of available-for-sale securities during 2006.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders' equity as of December 31, 2007.

As of December 31, 2007 and 2006, the total carrying amounts of securities pledged for securities sold under agreements to repurchase and public deposits was $4,374,960 and $5,421,325, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows

                                                Less than 12 Months       12 Months or Longer              Total
                                              ------------------------  ------------------------  -----------------------
                                                  Fair      Unrealized     Fair      Unrealized      Fair      Unrealized
                                                 Value        Losses       Value       Losses        Value       Losses
                                              ------------  ----------  -----------  -----------  -----------  ----------
December 31, 2007:
  Debt securities issued by the U.S.
     Treasury and other U.S. government
     corporations and agencies                $    999,357  $      642  $   998,864  $     1,136  $ 1,998,221  $    1,778
  Obligations of states and municipalities         632,686       3,681                                632,686       3,681
  Corporate debt securities                                                 474,108          892      474,108         892
  Mortgage-backed securities                       865,430          20    4,994,383       53,924    5,859,813      53,944
  U.S. government sponsored enterprises
     perpetual/callable preferred stocks                                    980,000      520,000      980,000     520,000
                                              ------------  ----------  -----------  -----------  -----------  ----------
       Total temporarily impaired securities  $  2,497,473  $    4,343  $ 7,447,355  $   575,952  $ 9,944,828  $  580,295
                                              ============  ==========  ===========  ===========  ===========  ==========

December 31, 2006:
  Debt securities issued by the U.S.
     Treasury and other U.S. government
     corporations and agencies                $  3,990,180  $    9,820  $11,665,571  $   159,824  $15,655,751  $  169,644
  Obligations of states and municipalities                                  902,855       28,368      902,855      28,368
  Corporate debt securities                                                 465,412        9,588      465,412       9,588
  Mortgage-backed securities                       322,744       1,899   11,892,440      286,024   12,215,184     287,923
  U.S. government sponsored enterprises
     perpetual/callable preferred stocks                                  1,755,600      244,400    1,755,600     244,400
                                              ------------  ----------  -----------  -----------  -----------  ----------
       Total temporarily impaired securities  $  4,312,924  $   11,719  $ 26,681,87  $   728,204  $30,994,802  $  739,923
                                              ============  ==========  ===========  ===========  ===========  ==========

Company management considers investments with an unrealized loss at December 31, 2007 to be only temporarily impaired because the impairment is due primarily to the current interest rate environment, not other credit factors. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs, no declines are deemed to be other than temporary.

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

                                                                 2007              2006
                                                            --------------   ---------------
Commercial, financial and agricultural                       $  16,585,402     $  10,947,268
Real estate - construction and land development                 10,755,501        11,113,090
Real estate - residential                                      113,629,149       106,375,264
Real estate - commercial                                        15,134,849        15,973,601
Municipal                                                        1,915,727           987,153
Consumer                                                         7,427,567        11,581,910
                                                            --------------   ---------------
                                                               165,448,195       156,978,286
Allowance for loan losses                                       (1,924,552)       (1,698,329)
Deferred costs, net                                                241,797           232,878
                                                            --------------   ---------------
           Net loans                                          $163,765,440      $155,512,835
                                                            ==============   ===============

Changes in the allowance for loan losses were as follows for the years ended December 31:

                                                                 2007              2006
                                                            --------------    --------------
Balance at beginning of year                                 $   1,698,329     $   1,719,533
Provision for loan losses                                          250,000
Recoveries of loans previously charged off                                               104
Charge offs                                                        (23,777)          (21,308)
                                                            --------------     -------------
Balance at end of year                                       $   1,924,552     $   1,698,329
                                                            ==============     =============

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of December 31:

                                                                 2007              2006
                                                            --------------    --------------
Total nonaccrual loans                                       $       5,328     $      78,047
                                                            ==============   ===============

Accruing loans which are 90 days or more overdue             $         973     $           0
                                                            ==============   ===============

Information about loans that meet the definition of an impaired loan in SFAS No. 114 is as follows as of December 31:

                                                                            2007                      2006
                                                                  ------------------------ --------------------------
                                                                  Recorded     Related     Recorded      Related
                                                                  Investment   Allowance   Investment    Allowance
                                                                  In Impaired  For Credit  In Impaired   For Credit
                                                                  Loans        Losses      Loans         Losses
                                                                  ------------ ----------- ------------- ------------
Loans for which there is a related allowance for credit losses    $          0 $         0 $      78,047 $      1,756

Loans for which there is no related allowance for credit losses              0           0             0            0
                                                                  ------------ ----------- ------------- ------------

      Totals                                                      $          0 $         0 $      78,047 $      1,756
                                                                  ============ =========== ============= ============

Average recorded investment in impaired loans during the
  year ended December 31                                          $     15,609             $      60,186
                                                                  ============             =============

Related amount of interest income recognized during the time, in the year ended December 31, that the loans were impaired

      Total recognized                                            $      7,964             $       3,735
                                                                  ============             =============
      Amount recognized using a cash-basis method of
        accounting                                                $      7,964             $       3,735
                                                                  ============             =============

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of December 31:

                                                     2007           2006
                                                 -----------    -----------
Leasehold improvements                            $1,131,840     $1,148,740
Furniture and equipment                            2,279,832      2,242,519
                                                 -----------    -----------
                                                   3,411,672      3,391,259
Accumulated depreciation and amortization         (2,188,717)    (1,839,299)
                                                 -----------    -----------
                                                  $1,222,955     $1,551,960

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2007 and 2006 was $20,523,507 and $25,304,338,
respectively.

For time deposits as of December 31, 2007, the scheduled maturities for years ended December 31 are:

                           2008                         $57,956,232
                           2009                           2,433,076
                           2010                           1,360,164
                           2011                             960,483
                           2012                             455,866
                                                        -----------
                                    Total               $63,165,821
                                                        ===========

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------------------------------------------------------

Securities sold under agreements to repurchase consist of funds borrowed from customers on a short-term basis secured by portions of the Company's investment portfolio. The securities which were sold have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by the U.S. Treasury and other U.S. government sponsored enterprises, corporations and agencies. The securities were held in safekeeping by Morgan Stanley, under the control of the Company. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The agreements mature generally within three months from date of issue.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank (FHLB).

As of December 31, 2007, the Company has a $2,000,000 advance with an interest rate of 4.38% which will mature in 2008.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties and other qualified assets.

NOTE 9 - INCOME TAX EXPENSE
---------------------------

The components of income tax expense are as follows for the years ended December 31:
                                               2007              2006
                                            -----------       -----------
Current:
   Federal                                     $341,346          $222,816
   State                                         85,883            62,305
                                            -----------       -----------
                                                427,229           285,121
                                            -----------       -----------
Deferred:
   Federal                                     (204,753)            8,330
   State                                        (48,018)            4,636
                                            -----------       -----------
                                               (252,771)           12,966
                                            -----------       -----------
           Total income tax expense            $174,458          $298,087
                                            ===========       ===========

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

                                                          2007         2006
                                                         ------       ------
                                                           % of        % of
                                                         Income       Income
                                                         ------       ------
Federal income tax at statutory rate                      34.0%       34.0%
Increase (decrease) in tax resulting from:
   Tax-exempt income                                     (27.6)      (14.6)
   Other                                                   1.5         1.4
   Stock based compensation                                3.5         4.2
   State tax, net of federal tax benefit                   1.9         4.4
                                                         -----       -----
       Effective tax rates                                13.3%       29.4%
                                                         =====       =====

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

                                                         2007          2006
                                                       -----------   ---------
Deferred tax assets:
   Allowance for loan losses                           $   625,727    $528,352
   Deferred compensation                                   211,835     196,329
   Other                                                     3,648       6,586
   Write-down of equity securities                          88,767
   Net unrealized holding loss on available-for-sale
     securities                                            165,795     226,067
                                                       -----------   ---------
           Gross deferred tax assets                     1,095,772     957,334
                                                       -----------   ---------

Deferred tax liabilities:
   Depreciation(147,322)                                  (204,664)
   Deferred loan costs/fees                                (93,987)    (90,706)
                                                       -----------   ---------
           Gross deferred tax liabilities                 (241,309)   (295,370)
                                                       -----------   ---------
Net deferred tax asset                                 $   854,463    $661,964
                                                       ===========   =========

As of December 31, 2007, the Company had no operating loss carryovers for income tax purposes.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

As of December 31, 2007 the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between June 2010 and May 2016. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2007:

                           2008                           $   609,026
                           2009                               618,048
                           2010                               625,531
                           2011                               377,701
                           2012                               292,139
                           Thereafter                         714,255
                                                          -----------
                                Total                     $ 3,236,700
                                                          ===========

Certain leases contain provisions for escalation of minimum lease payments contingent upon percentage increases in the consumer price index. Total rental expense amounted to $618,592 and $574,782 for the years ended December 31, 2007 and 2006, respectively.

NOTE 11 - FINANCIAL INSTRUMENTS
-------------------------------

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2007 and 2006 the maximum potential amount of the Company's obligation was $557,312 and $428,312, respectively, for financial and standby letters of credit. The Company's outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer's underlying line of credit. If the customer's line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

                                                        2007                              2006
                                         -------------------------------    -------------------------------
                                            Carrying            Fair           Carrying           Fair
                                             Amount             Value           Amount            Value
                                         -------------     -------------    -------------     -------------

Financial assets:
   Cash and cash equivalents             $  15,753,813     $  15,753,813    $  15,805,786     $  15,805,786
   Available-for-sale securities            24,870,548        24,870,548       37,817,246        37,817,246
   Federal Home Loan Bank stock                630,700           630,700          667,800           667,800
   Loans held-for-sale                                                            268,000           268,386
   Loans, net                              163,765,440       162,124,000      155,512,835       153,402,000
   Accrued interest receivable                 808,430           808,430          894,999           894,999

Financial liabilities:
   Deposits                                186,805,866       187,007,000      198,402,158       198,404,000
   Federal Home Loan Bank advances           2,000,000         2,000,000
   Securities sold under agreements to
     repurchase                              1,363,033         1,363,033        1,627,896         1,627,896
   Due to broker                             1,433,223         1,433,223

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

Notional amounts of financial instrument liabilities with off-balance-sheet credit risk are as follows as of December 31:

                                                   2007              2006
                                               ------------      ------------
Commitments to originate loans                 $  2,222,250      $  3,520,850
Standby letters of credit                           557,312           428,312
Unadvanced portions of loans:
   Construction                                   8,480,187         6,697,932
   Commercial lines of credit                     6,800,654         6,380,518
   Consumer                                         729,769           779,823
   Home equity                                   22,721,211        22,897,790
                                               ------------      ------------
                                                $41,511,383      $ 40,705,225
                                               ============      ============

There is no material difference between the notional amounts and the estimated fair values of the above off-balance sheet liabilities.

NOTE 12 - RELATED PARTY TRANSACTIONS
------------------------------------

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2007. Total loans to such persons and their companies amounted to $3,384,543 as of December 31, 2007. During the year ended December 31, 2007 principal payments totaled $1,720,477 and advances amounted to $1,955,705.

Deposits from related parties held by the Company as of December 31, 2007 and 2006 amounted to $2,779,043 and $1,857,419, respectively.

During 2007 and 2006, the Company paid $61,939 and $53,932, respectively, for rent and related expenses of the Company's Granby branch office to a company of which a bank director is a principal. The rent expense for the Granby branch included in Note 10 amounted to $44,935 in 2007 and 2006.

During 2007 and 2006, the Company paid $1,369 and $375,876, respectively, for construction costs and related fees for the Company's Canton branch office to a company of which a bank director is a principal. These amounts are included in capital expenditures for 2007 and 2006.

NOTE 13 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Company's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the State of Connecticut.

NOTE 14 - REGULATORY MATTERS
----------------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                        To Be Well
                                                                                                    Capitalized Under
                                                                                 For Capital        Prompt Corrective
                                                           Actual             Adequacy Purposes     Action Provisions
                                                  ------------------------ ----------------------- --------------------
                                                    Amount       Ratio       Amount       Ratio      Amount     Ratio
                                                  ----------- ------------ ----------- ----------- ---------- ---------
                                                                      (Dollar amounts in thousands)
As of December 31, 2007:
 Total Capital (to Risk Weighted Assets):
  The Simsbury Bank & Trust Company, Inc.             $18,287       13.48%     $10,855      =>8.0%    $13,568   =>10.0%

 Tier 1 Capital (to Risk Weighted Assets):
  The Simsbury Bank & Trust Company, Inc.              16,588        12.23       5,427       =>4.0      8,141     =>6.0

 Tier 1 Capital (to Average Assets):
  The Simsbury Bank & Trust Company, Inc.              16,588         8.21       8,087       =>4.0     10,109     =>5.0

As of December 31, 2006:
 Total Capital (to Risk Weighted Assets):
  The Simsbury Bank & Trust Company, Inc.              17,398        12.75      10,918       =>8.0    $13,647   =>10.0%

 Tier 1 Capital (to Risk Weighted Assets):
  The Simsbury Bank & Trust Company, Inc.              15,700        11.50       5,459       =>4.0      8,188     =>6.0

 Tier 1 Capital (to Average Assets):
  The Simsbury Bank & Trust Company, Inc.              15,700         7.31       8,586       =>4.0     10,733     =>5.0

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

Under Connecticut law, the Bank may pay dividends only out of net profits. The Connecticut Banking Commissioner's approval is required for dividend payments which exceed the current year's net profits and retained net profits from the preceding two years. As of December 31, 2007, the Bank is restricted from declaring dividends to the Company in an amount greater than $2,913,642.

NOTE 15 - EMPLOYEE BENEFITS
---------------------------

The Company sponsors a 401(k) savings and retirement plan. Employees who were 21 years of age and employed on the plan's effective date were immediately eligible to participate in the plan. Other employees who have attained age 21 are eligible for membership on the first day of the month following completion of 90 days of service.

The provisions of the 401(k) plan allow eligible employees to contribute subject to IRS limitations. The Company's matching contribution will be determined at the beginning of the plan year. The Company's expense under this plan was $35,123 in 2007 and $75,868 in 2006.

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

NOTE 16 - STOCK OPTION PLAN
---------------------------

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

The exercise price for shares covered by an ISO may not be less than 100% of the fair market value of common stock on the date of grant. The exercise price for shares covered by a NQO may not be less than 50% of the fair market value of common stock at the date of grant. All options must expire no later than ten years from the date of grant. The Plan also provides the Board with authority to make grants that will provide that options will become exercisable and restricted awards will become fully vested upon a change in control of the Company.

In accordance with the Plan each non-employee director is granted a NQO to purchase 1,000 shares of common stock at the fair market value of the common stock on the grant date. These options will become exercisable in two equal installments beginning on the first anniversary of the date of grant.

The fair value of each option granted in 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                2007             2006
                                              -------          -------
Expected volatility                             12.9%            14.6%
Expected dividends                               1.5%             1.5%
Expected term (in years)                           10               10
Risk free rate                                  4.71%            5.20%

A summary of the status of the Company's stock option plan as of December 31 and changes during the years ending on that date is presented below:

                                                   2007                                2006
                                        ------------------------------   -------------------------------
                                                     Weighted-Average                  Weighted-Average
Fixed Options                           Shares         Exercise Price      Shares       Exercise Price
-------------                           ------     --------------------    ------     ------------------
Outstanding at beginning of year        68,927            $25.22           63,204            $24.34
Granted                                 10,500             30.00           10,500             29.00
Exercised                               (8,905)            13.77           (3,463)            16.17
Forfeited                               (1,314)            36.55           (1,314)            36.55
                                       -------                            -------
Outstanding at end of year              69,208             27.21           68,927             25.22
                                        ======                             ======

Options exercisable at year-end         44,708             25.60           41,364             21.46
Weighted-average fair value of
   options granted during the year       $8.11                              $8.77

The following table summarizes information about fixed stock options outstanding as of December 31, 2007:

                                     Options Outstanding and  Exercisable
----------------------------------------------------------------------------------------------------
                                           Weighted-Average
                       Number                  Remaining            Number
Exercise Price      Outstanding            Contractual Life       Exercisable         Exercise Price
--------------      -----------          --------------------     -----------         --------------
    $13.625            12,766                 0.4 years              12,766               $13.625
     15.65              1,311                 4.2 years               1,311                15.65
     16.25              2,628                 3.9 years               2,628                16.25
     33.25              2,625                 6.5 years               2,625                33.25
     34.90              1,314                 6.3 years               1,314                34.90
     35.00              5,250                 6.8 years               5,250                35.00
     36.55              1,314                 6.3 years               1,314                36.55
     31.50             21,000                 8.0 years              14,000                31.50
     29.00             10,500                 8.5 years               3,500                29.00
     30.00             10,500                 9.6 years
                       ------                                        ------
     27.21             69,208                 6.5 years              44,708                25.60
                       ======                                        ======

As of December 31, 2007, there was $167,496 of total unrecognized compensation cost related to nonvested share-based arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.5 years. The total value of shares that vested during the years ended December 31, 2007 and 2006 was $133,167 and $123,810, respectively.

NOTE 17 - EARNINGS PER SHARE (EPS)
----------------------------------

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                      Income             Shares       Per-Share
                                                     (Numerator)      (Denominator)     Amount
                                                     -----------      -------------     ------
Year ended December 31, 2007
   Basic EPS
     Net income                                       $1,139,711         849,468       $ 1.34
     Effect of dilutive securities, options                                9,405
                                                     -----------       ---------
   Diluted EPS
     Net income                                       $1,139,711         858,873       $ 1.33
                                                     ===========       =========

Year ended December 31, 2006
   Basic EPS
     Net income                                      $   716,933         841,191       $  .85
     Effect of dilutive securities, options                               14,283
                                                     -----------       ---------
   Diluted EPS
     Net income                                      $   716,933         855,474       $  .84
                                                     ===========       =========

NOTE 18 - RECLASSIFICATION
--------------------------

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

Board of Directors                                                                Officers
*Chairman of Committee
                                           Gary R. Kevorkian                      Martin J. Geitz
                                           Attorney at Law                        President and Chief Executive Officer
Lincoln S. Young                             Investment Services Committee
Chairman of the Board                        Loan Committee                       Anthony F. Bisceglio, Ph.D.
Retired Chief Executive Officer              Personnel Committee                  Treasurer and Chief Financial Officer
Turbine Engine Services Corp.
  Corporate Governance Committee*          Barry R. Loucks                        Gary R. Kevorkian
  Executive Committee                      Retired President and CEO              Secretary
  Investment Services Committee            The Simsbury Bank & Trust Company
  Loan Committee                             Executive Committee*
  Personnel Committee                        Loan Committee

Robert J. Bogino
Vice Chairman                              George B. Odlum, Jr., DMD
Retired President and Co-Owner             General Dentistry
Bogino & DeMaria, Inc.                       Audit & Compliance Committee*
  Audit & Compliance Committee               Executive Committee
  Corporate Governance Committee
  Executive Committee                      Rodney R. Reynolds
  Investment Services Committee            Retired Founding Director
  Loan Committee*                          Trust Company of Connecticut
                                             Investment Services Committee
James T. Fleming                             Personnel Committee
President
Connecticut Automotive Retailers
    Association                            David W. Sessions
  Audit & Compliance Committee             President and Treasurer
  Corporate Governance Committee           Casle Corporation
                                             Executive Committee
Martin J. Geitz                              Loan Committee
President and Chief Executive Officer        Personnel Committee*
The Simsbury Company and Trust Company
  Executive Committee                      Penny R. Woodford
  Investment Services Committee            Real Estate Agent
  Loan Committee                           Coldwell Banker Residential Brokerage
                                             Audit & Compliance Committee
Edward J. Guarco                             Corporate Governance Committee
Vice President
State Line Oil
  Audit & Compliance Committee
  Personnel Committee

Board of Directors                           Officers                                        Employees

All SBT Bancorp, Inc. Directors
                                             Martin J. Geitz
Directors Emeriti                            President and Chief Executive Officer           Dianna S. Anderson
                                                                                             Theresa D. Bendell
Richard C. Anthony                           Anthony F. Bisceglio, Ph.D.                     Yvonne L. Bourgoin
Consultant                                   Executive Vice President, Treasurer and Chief   Alexandra S. Bullard
                                              Financial Officer
                                                                                             Katherine P. Cain
Robert B. August                             Terry L. Boulton                                Carol D. Clifford
Retired Attorney at Law                      Senior Vice President and                       Catherine A. Cook
                                             Chief Retail Banking Officer                    Cheryl B. Dilisio
Jackson F. Eno                                                                               S. Thomas Edge
Vice President                               Paul R. Little                                  Marilyn E. Ehrhardt
Morgan Stanley                               Senior Vice President and                       Lori L. Ethier
                                             Chief Lending Officer                           Deborah A. Fochesato
Jane F. von Holzhausen                                                                       Beate E. Forst
Vice President of Operations                 Howard R. Zern                                  Dawna M. Fuller
Southwest Region                             Senior Vice President and                       Shirley T. Gentry
Prudential Connecticut Realty                Chief Bank Operations &                         Lynn G. Godin
                                             Information Technology Officer                  Barbara A. Holcomb
Evan W. Woollacott                                                                           Jo-Ann Horton
Retired Vice Chairman and Commissioner       Gary R. Kevorkian                               Leslie S. Kane
Connecticut Department of Public             Secretary                                       Regina M. Keith
Utility Control                                                                              Roseline A. Kelley
                                             Vice Presidents                                 Elizabeth C. Lenhart
                                             ---------------
                                             James R. Babcock                                Francine T. Love
                                             Richard A. Bahre                                Catherine L. Miller
                                             Robert A. Francolini                            Irene P. Najman
                                             H. Holbrook Hyde, Jr.                           Vanessa L. Palmes
                                             Lauren S. McCoy                                 Julia E. Pattison
                                                                                             Alan G. Pollack
                                             Assistant Vice Presidents                       Patricia A. Pschirer
                                             -------------------------
                                             Brenda J. Abbott                                Petrina C. Reid
                                             Brian D. Belyea                                 Elizabeth D. Rimkie
                                             Susan D. Presutti, Assistant Secretary          Margaret E. Rose
                                             Kenneth S. Sklodosky                            Shawna L. Santos
                                             Sophie S. Stevens                               Joyce Slate
                                             Barbara J. Wallace                              Gerald Smith, Jr.
                                                                                             Irene M. Smith
                                             Assistant Treasurers                            Karen E. Storms
                                             --------------------
                                             Margot M. Byrne                                 Maria Theodoratos
                                             Christine A. Gates                              Annette M. Troutman
                                             Barbara J. Hanifin                              Linda M. Weber
                                             Karen G. Jepeal                                 Michelle G. Wiggins
                                             Lisa A. Morgan                                  Sarah C. Young
                                             Craig S. Porter
                                             Salverio P. Titus

Corporate Information
--------------------------------------------------------------------------------

                                SBT Bancorp, Inc.
                              760 Hopmeadow Street
                                  P.O. Box 248
                        Simsbury, Connecticut 06070-0248
                                 (860) 658-BANK
                               Fax: (860) 651-5942
                              www.simsburybank.com


Notice of Shareholders' Meeting
-------------------------------

The Annual Meeting of Shareholders of SBT Bancorp, Inc., the holding company for The Simsbury Bank & Trust Company, Inc., will be held at 5:00 p.m. on Tuesday, May 13, 2008 at 981 Hopmeadow Street, Simsbury, Connecticut.

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


Trading Symbol: SBTB
---------------

COPIES OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB WILL BE FORWARDED WITHOUT CHARGE UPON WRITTEN REQUEST TO:


                          Gary R. Kevorkian, Secretary
                                SBT Bancorp, Inc.
                              760 Hopmeadow Street
                                  P.O. Box 248
                             Simsbury, CT 06070-0248