Form 10-Q
period 2008-03-31
SBT Bancorp, Inc.
filed 2008-05-15
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 31, 2008
                                  --------------

[_]  Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from _______ to __________

                        Commission file number: 000-51832

                                SBT Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

   Connecticut                                        20-4346972
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification Number)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT        06070
-------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

                                 (860) 408-5493
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]         Accelerated filer [_]
Non-accelerated filer [_]           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [_] No [X]


As of March 31, 2008, the registrant had outstanding 851,896 shares of its Common Stock, no par value.

Transitional Small Business Disclosure Format (check one):

   Yes [_] No [X]

                                      INDEX

                                SBT Bancorp, Inc.

                                                                                               Page No.
                                                                                               --------

                                  PART I- FINANCIAL INFORMATION
Item 1.   Financial Information

          Condensed Consolidated Balance Sheets as of March 31, 2008 and 2007 (unaudited)
          and December 31, 2007                                                                     3

          Condensed Consolidated Statements of Income for the Three Months Ended March 31,
          2008 and 2007 (unaudited)                                                                 4

          Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three
          Months Ended March 31, 2008 and 2007 (unaudited)                                          5

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2008 and 2007 (unaudited)                                                       6

          Notes to Condensed Consolidated Financial Statements - (unaudited)                      7 - 9

Item 2.   Management's Discussion and Analysis of Financial Conditions and Results of Operations 10 - 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                15

Item 4T.  Controls and Procedures                                                                   15

                                   PART II- OTHER INFORMATION
Item 1.   Legal Proceedings                                                                         16

Item 1A.  Risk Factors                                                                              16

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                               16

Item 3.   Defaults Upon Senior Securities                                                           16

Item 4.   Submission of Matters to a vote of Security Holders                                       16

Item 5.   Other Information                                                                         16

Item 6.   Exhibits.                                                                                 16

SIGNATURES                                                                                          17

EXHIBIT INDEX                                                                                       18

                         PART I - FINANCIAL INFORMATION
                                SBT BANCORP, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except for share amounts)

                                                              03/31/08        12/31/07       03/31/07
                                                            --------------- -------------- -------------
                                                                (Unaudited)                  (Unaudited)
ASSETS
------------------------------------------------------------
  Cash and due from banks                                       $   11,600   $     13,424   $     9,546
  Interest-bearing deposits with the Federal Home Loan Bank          3,462             26             7
  Federal funds sold                                                11,938          2,300         8,600
  Money market mutual funds                                             87              4            31
                                                            --------------- -------------- -------------
    Cash and cash equivalents                                       27,087         15,754        18,184
  Interest bearing time deposits with other banks                        -              -           110
  Investments in available-for-sale securities (at fair
   value)                                                           22,376         24,871        34,863
  Federal Home Loan Bank stock, at cost                                631            631           599

  Loans                                                            166,672        165,690       155,449
               Less allowance for loan losses                        2,009          1,925         1,690
                                                            --------------- -------------- -------------
                    Loans, net                                     164,663        163,765       153,759

  Premises and equipment                                             1,154          1,223         1,467
  Accrued interest receivable                                          741            808           829
  Bank owned life insurance                                          1,842          1,818         2,865
  Other assets                                                       1,552          1,520         1,506
                                                            --------------- -------------- -------------

    TOTAL ASSETS                                                  $220,046   $    210,390   $   214,182
                                                            =============== ============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------
Deposits:
  Demand deposits                                               $    9,611   $     40,196   $    36,907
  Savings and NOW deposits                                          94,768         83,444        90,593
  Time deposits                                                     65,144         63,166        67,508
                                                            --------------- -------------- -------------
    Total deposits                                                 199,523        186,806       195,008

Federal Home Loan Bank advance                                           -          2,000             -
Securities sold under agreements to repurchase                       2,104          1,363         1,548
Due to Broker                                                            -          1,433             -
Other liabilities                                                    1,078          1,470         1,095
                                                            --------------- -------------- -------------
    Total liabilities                                              202,705        193,072       197,651
                                                            --------------- -------------- -------------

Stockholders' equity:
Common stock, no par value; authorized 2,000,000 shares;
 issued and outstanding 851,896 shares on 03/31/08; 850,896
 shares on 12/31/07; 848,459 shares on 03/31/07                      9,018          8,975         8,756
Retained earnings                                                    8,730          8,603         8,019
Accumulated other comprehensive loss                                  (407)          (260)         (244)
                                                            --------------- -------------- -------------
    Total stockholders' equity                                      17,341         17,318        16,531
                                                            --------------- -------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   220,046   $    210,390   $   214,182
                                                            =============== ============== =============

  See accompanying notes to the condensed consolidated financial statements

                               SBT BANCORP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

         (Dollars in thousands, except for share and per share amounts)

                                                    For the three months ended
                                                  ------------------------------
                                                        3/31/08          3/31/07
                                                  -------------  ---------------
Interest and dividend income
   Interest and fees on loans                       $     2,394    $       2,387
   Investment securities                                    316              419
   Federal funds sold and overnight deposits                 41               72
                                                  -------------  ---------------
     Total interest and dividend income                   2,751            2,878
                                                  -------------  ---------------

Interest expense
   Deposits                                                 848              897
   Repurchase agreements                                     11                7
   Federal Home Loan Bank advances                            2               30
                                                  -------------  ---------------
     Total interest expense                                 861              934
                                                  -------------  ---------------

Net interest and dividend income                          1,890            1,944

Provision for Loan Losses                                   100                -
                                                  -------------  ---------------

Net interest and dividend income after provision
 for loan losses                                          1,790           1,944

Noninterest income
   Service charges on deposit accounts                      113               98
   Other service charges and fees                           130              118
   Increase in cash surrender value of life insurance
     policies                                                24               37
   Investment services fees and commissions                  16               56
   Other income                                              14                6
                                                  -------------  ---------------
     Total noninterest income                               297              315
                                                  ------------------------------

Noninterest expense
   Salaries and employee benefits                         1,031            1,059
   Premises and equipment                                   409              372
   Advertising and promotions                                64               76
   Forms and supplies                                        38               46
   Professional fees                                         28              109
   Directors' fees                                           33               37
   Correspondent charges                                     53               42
   Postage                                                   28               24
Other expenses                                              206              239
                                                  -------------  ---------------
     Total noninterest expense                            1,890            2,004
                                                  -------------  ---------------

Income before taxes                                         197              255

Income tax provision                                         70               73
                                                  -------------  ---------------

Net income                                          $       127   $          182
                                                  ============== ===============

Comprehensive (loss) income                         $       (20)  $          292
                                                  ============== ===============

Net income per share, basic                         $      0.15   $         0.21
                                                  ============== ===============
Average shares outstanding, basic                       851,028          847,413
                                                  ============== ===============
Net income per share, assuming dilution             $      0.15   $         0.21
                                                  ============== ===============
Average shares outstanding, assuming dilution           859,006          858,195
                                                  ============== ===============

See accompanying notes to the condensed consolidated financial statements

                                SBT BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                      (Dollars in thousands)

                                                                    Accumulated Other
                                            Common      Retained      Comprehensive
                                             Stock      Earnings           Loss           Total
                                          ----------- ------------- ----------------- -------------
Balance, December 31, 2006                 $    8,636  $      7,837  $          (354)  $    16,119
Comprehensive income
   Net Income                                                   182
   Net change in unrealized holding loss on
     available-for-sale securities, net of tax
     effect                                                                      110
Comprehensive income                                                                           292

Recognition of stock-based compensation
 expense                                           31                                           31

Proceeds from exercise of stock options            89                                           89
                                          ----------- ------------- ----------------- -------------

Balance, March 31, 2007                    $    8,756  $      8,019  $          (244)  $    16,531
                                          =========== ============= ================= =============

Balance, December 31, 2007                 $    8,975  $      8,603  $          (260)  $    17,318
Comprehensive income
   Net Income                                                   127
   Net change in unrealized holding loss on
     available-for-sale securities, net of tax
     effect                                                                     (147)
        Comprehensive loss                                                                    (20)

Recognition of stock-based compensation
   expense                                         29                                           29

Proceeds from exercise of stock options            14                                           14
                                          ----------- ------------- ----------------- -------------

Balance, March 31, 2008                    $    9,018  $      8,730  $          (407)  $    17,341
                                          =========== ============= ================= =============

Accumulated other comprehensive loss as of March 31, 2008 and 2007 consists of net unrealized holding losses on available-for-sale securities, net of taxes.

    See accompanying notes to the condensed consolidated financial statements

                                       SBT BANCORP, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                     (Dollars in thousands)

                                                                    For the three months ended
                                                                  ------------------------------
                                                                      3/31/08         3/31/07
                                                                  ----------------- ------------

Cash flows from operating activities:
   Net income                                                        $         127         $182
   Adjustments to reconcile net income to net cash provided by operating activities:
   Decrease in loans held-for-sale                                               -          268
   Provision for loan losses                                                   100            -
   Depreciation and amortization                                                87           90
   Decrease in interest receivable                                              67           66
   Decrease in interest payable                                               (222)          (9)
   Increase in prepaid expenses                                                 (5)         (22)
   Net (accretion) amortization of securities                                   (7)           2
   Decrease in unearned income                                                  (1)          (4)
   Recognition of stock based compensation expense                              29           31
   (Decrease) increase in other liabilities                                   (170)         206
   Decrease in other assets                                                     66          107
                                                                 ----------------- ------------

   Net cash provided by operating activities                                    71          917
                                                                 ----------------- ------------

Cash flows from investing activities:
   Investment in interest-bearing time deposit with other bank                   -         (110)
   Purchases of securities available-for-sale                               (3,945)        (265)
   Maturities of securities available-for-sale                               4,774        3,397
   Loan originations and principal collections, net                           (997)       1,758
   Redemption of Federal Home Loan Bank stock                                    -           69
   Redemptions of life insurance policies                                      (24)           -
   Capital expenditures                                                        (18)          (3)
                                                                   --------------- --------------

   Net cash (used in) provided by investing activities                        (210)       4,846
                                                                   --------------- --------------

Cash flows from financing activities:
   Net increase in demand, NOW, money market and savings deposits           10,739        3,673
   Net increase (decrease) in time deposits                                  1,978       (7,067)
   Net change in short term advances from the Federal Home Loan Bank        (2,000)           -
   Net decrease (increase) in securities sold under agreements to
    repurchase                                                                 741          (80)
   Proceeds from exercise of stock options                                      14           89
                                                                   --------------- -------------

   Net cash provided by (used in) financing activities                      11,472       (3,385)
                                                                   --------------- --------------

Net increase in cash and cash equivalents                                 11,333          2,378
Cash and cash equivalents at beginning of period                          15,754         15,806
                                                                   --------------- --------------
Cash and cash equivalents at end of period                         $      27,087   $     18,184
                                                                   =============== ==============

Supplemental disclosures:
     Interest paid                                                   $       1,083 $        943
     Income taxes (received) paid                                              (38)          30

    See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity of SBT Bancorp, Inc. (the "Company") for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2007.


NOTE 2 - STOCK BASED COMPENSATION

     At March 31, 2008, the Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). This Statement revised SFAS No. 123, "Accounting for Stock Based Compensation" and superceded Accounting Principles Board ("APB") Opinion No.25, " Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the three months ended March 31, 2008, the Company recognized $29,000 in stock-based employee compensation expense. During the three months ended March 31, 2007, the Company recognized $31,000 in stock-based employee compensation expense.


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

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140" (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material impact on its financial condition, results of operations or cash flows.

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company's consolidated financial statements for the year beginning on January 1, 2008. The adoption of this statement did not have a material impact on its financial condition and results of operations.

     In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on Issue No. 06-4 "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF 06-4). EITF 06-4 requires companies with an endorsement split-dollar life insurance arrangement to recognize a liability for future postretirement benefits. The effective date is for fiscal years beginning after December 15, 2007, with earlier application permitted. Companies should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or (b) a change in accounting principle through retrospective application to all periods. The adoption of this statement did not have a material impact on its financial condition and results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective at the beginning of the Company's fiscal year beginning January 1, 2008. The adoption of this statement did not have a material impact on its financial condition, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141(R)). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS
161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of this statement to have a material impact on its financial condition and results of operations.


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

NOTE 5 - FAIR VALUE MEASUREMENT DISCLOSURES

     The following table presents the fair value disclosures of assets and liabilities in accordance with SFAS 157, "Fair Value Measurements" which became effective for the Company's consolidated financial statements on January 1, 2008:

                                                      Significant    Significant
                                   Quoted Prices in       Other      Unobservable
                                     Active Markets    Observable       Inputs
                                     for Identical        Inputs
                                         Assets
    Description
                       3/31/08         (Level 1)        (Level 2)     (Level 3)
------------------- -------------- ------------------ ------------- --------------
Available-for-sale
 securities          $  22,376,000  $      22,376,000  $          -  $           -
                    -------------- ------------------ ------------- --------------
       Total         $  22,376,000  $      22,376,000  $          -  $           -
                    ============== ================== ============= ==============

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
Results of Operations
---------------------

Forward Looking Statements

     When used in the Company's Form 10-Q (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended March 31, 2008. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board ("Fed"); customer deposit disintermediation; changes in customers' acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

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

     The Company's only business is its investment in The Simsbury Bank & Trust Company (the "Bank"), which is a community oriented financial institution providing a variety of banking and investment services. The Bank offers a full range of banking services including commercial loans, term real estate loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and travelers' checks, safe deposit and other customary non-deposit banking services to consumers and businesses in northcentral Connecticut.

     The Bank offers investment products and services to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and its affiliation with the securities broker/dealer LPL Financial.

     Disclosure of the Company's significant accounting policies is included in
Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. One of these significant policies relates to the provision for loan losses. See the heading "Provision for Loan Losses" below for further details about the Bank's current provision.

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

     Net interest and dividend income, totaled $1,890,000 and $1,944,000 for the quarters ended March 31, 2008 and 2007, respectively. Earning assets totaled $203 million on March 31, 2008 as compared to $198 million on March 31, 2007. The Bank's net interest margin, defined as the net yield on earning assets, increased from 3.87% for the quarter ending March 31, 2007 to 3.93% for the quarter ending March 31, 2008. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits, increased slightly from 3.44% for the quarter ending March 31, 2007 to 3.45% for the quarter ending March 31, 2008. The Bank's yield on interest-earning assets decreased during the first three months of 2008 to 5.69% as compared to 5.76% for the first quarter of 2007 while the cost of deposits decreased from 2.32% for the quarter ending March 31, 2007 to 2.24% for the quarter ending March 31, 2008.

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

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as needed. The total allowance for loan losses at March 31, 2008 was $2,009,000 or 1.21% of outstanding loans as compared to $1,690,000 or 1.09% of outstanding loans as of March 31, 2007. The Bank did not record a provision for loan loss during the quarter ended March 31, 2007. The allowance for loan losses was increased $100,000 as of March 31, 2008. The Bank charged off one loan for $16,000 for the first quarter of 2008 and one loan for $8,500 during the first quarter of 2007. During the first quarters of 2008 and 2007, the Bank did not recover any loans previously charged off. The Bank believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

     Noninterest income for the first quarter of 2008 was $297,000, a decrease of $18,000 from the first quarter of 2007. This reduction was primarily due to a decrease in fees and commissions recorded for SBT Investment Services. At March 31, 2008, the Bank had approximately 20,500 deposit accounts, about 1% less than the approximately 20,700 accounts at the end of the first quarter 2007.

     Noninterest expense for the first quarter of 2008 was $1,890,000, a decrease of $114,000, from the first quarter 2007 expense of $2,004,000. Salaries and benefits, and professional fees decreased in the first quarter of 2008 while premises and equipment increased from first quarter 2007. The ratio of annualized operating expenses to average assets was 3.67% for the first quarter of 2008 as compared to 3.78% for the first quarter of 2007.

     During the first quarters of 2008 and 2007, salaries and employee benefits comprised approximately 55% and 53% of total noninterest expense. Other major categories included premises and equipment at approximately 22% and 19% in the first quarter of 2008 and 2007, respectively, professional fees at approximately 1% and 5% in the first quarter 2008 and 2007, and advertising and promotions at approximately 3% and 4% in the first quarter 2008 and 2007, respectively.

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

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At March 31, 2008, the Bank had fifteen securities with a book value totaling $5,048,133 pledged for such purposes. At March 31, 2007, the Bank had fourteen securities with a book value totaling $5,175,154 pledged for such purposes.

     As of March 31, 2008 and 2007, the Bank's investment portfolio consisted of U.S. Government and Agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities and U.S. Government sponsored Agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

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

     The Bank's other real estate loans consist primarily of loans made based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. It is the Bank's policy to restrict real estate loans to no more than 50% to 80% of the lower of the appraised value or the purchase price of the property depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on such loans typically range from five to twenty years, however, loans guaranteed by the Small Business Administration ("SBA") and certain other real estate loans easily sold in the secondary market may be made for longer maturities. The Bank has been designated a Certified Lender by the SBA. As an originator of SBA loan products, the Bank can originate SBA loans including loans with guarantees which will mitigate the Bank's risk on certain commercial loans. The Bank's SBA loans are categorized as commercial or real estate-commercial depending on the underlying collateral. Also, the Bank has been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

     The Bank sold no loans in the first quarter of 2008 and sold one loan with a principal balance of $268,000 in the first quarter of 2007 which resulted in a loss of approximately $400 for the Bank. The Bank is currently pursuing a new vendor agreement to sell mortgage loans originated by the Bank.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank entered into an agreement with BCI Financial Corp ("BCI") in 2001 to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of March 31, 2008, the Bank had approximately $4,886,000 in auto loans purchased from BCI on its books as compared with March 31, 2007, at which time the Bank had approximately $8,665,000 in auto loans purchased from BCI on its books.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank's capital and reserves. Credit equaling an additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of March 31, 2008, the Bank's lending limits were $2,826,344 and $4,710,974, respectively. As of March 31, 2007, these lending limits were $2,636,214 and $4,393,689, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries. However, as of March 31, 2008, approximately 73% of the Bank's loans were secured by residential real property located in Connecticut as compared with March 31, 2007, when approximately 74% of the Bank's loans were secured by residential real property located in Connecticut.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had one nonaccrual loan with a balance of approximately $1,000 at March 31, 2008. The Bank had one nonaccrual loan with a balance of approximately $1,400 at March 31, 2007.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of March 31, 2008 and 2007, no OREO was held by the Bank.

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

     There were twenty-nine classified loans with combined outstanding balances of $6,782,940 as of March 31, 2008. There were fourteen classified loans with a combined outstanding balance of $1,862,310 as of March 31, 2007. The bank has no exposure to sub-prime loans in its loan portfolio. The increase in classified loans was due to the effects of a slower residential development market in a segment of the Bank's portfolio. The Bank's overall asset quality and loan loss reserves of 1.21% of loans compares very favorably to its peer banks.

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

Deposits

     Deposits are the Bank's primary source of funds. At March 31, 2008, the Bank had a deposit mix of 36% checking, 31% savings and 33% certificates. The Bank's net interest income is enhanced by its percentage of noninterest bearing deposits. As of March 31, 2007, the deposit mix was 34% checking, 31% savings and 35% certificates. At March 31, 2008, twenty percent of the total deposits of $199.5 million were noninterest bearing as compared with March 31, 2007 at which time nineteen percent of the Bank's total deposits of $195.0 million were noninterest bearing. As of March 31, 2008 and 2007, the Bank had $9,109,000 and $5,751,000, respectively, in deposits from public sources.

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

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank is a member of Promontory Interfinancial Network LLC's Certificate of Deposit Account Registry Service ("CDARS"). This allows the Bank to offer its customers FDIC insurance on Certificates of Deposit in amounts greater than $100,000 by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of March 31, 2008 and March 31, 2007, the Bank had no deposits and $110,000 in deposits, respectively in the CDARS network. The Bank had no brokered deposits as of March 31, 2008 and March 31, 2007.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal Funds sold, and available-for-sale securities. As of March 31, 2008, the Bank's liquidity ratio was 24.8%, defined as the sum of $11.9 million in Federal Funds sold, $22.4 million in available-for-sale securities, and $11.6 million in cash and due from banks, $3.5 million in interest-bearing deposits with the Federal Home Loan Bank and $87,000 in money market mutual funds as a percentage of deposits. This ratio was 27.2% at March 31, 2007 defined as the sum of $8.6 million in Federal Funds sold, $34.9 million in available-for-sale securities, and $9.5 million in cash and due from banks, $7,000 in interest-bearing deposits with the Federal Home Loan Bank and $31,000 in money market mutual funds as a percentage of deposits.

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

Capital Requirements

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

     At March 31, 2008 and 2007, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

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

     Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through March 31, 2008, inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Fed. Based on the Bank's interest rate sensitivity position, the Bank benefits in the short term from rising interest rates and is adversely affected by falling interest rates. As such, indirectly, the management of the money supply by the Fed to control the rate of inflation has an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

   Not applicable.


Item 4T.  Controls and Procedures

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

Evaluation of Disclosure Control Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls

     There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

            None.

Item 1A.  Risk Factors.
          ------------

            Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------

            None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

            None.

Item 4.  Submission of Matters to a vote of Security Holders.
         ----------------------------------------------------

            None.

Item 5.  Other Information.
         -----------------

            None.

Item 6.  Exhibits

            Exhibit    Description
            -------    -----------
            No.
            ---
            3(i)       Certificate of Incorporation (incorporated by reference
                       to Exhibit 3.1 of the Company's Form 8K12G3 filed with the Securities and Exchange Commission on March 7, 2006)

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

                                SBT BANCORP, INC.


Date:  May 15, 2008           By: /s/ Martin J. Geitz
                                  -------------------------------------
                                  Martin J. Geitz
                                  Chief Executive Officer


Date:  May 15, 2008           By: /s/ Anthony F. Bisceglio
                                  -------------------------------------
                                  Anthony F. Bisceglio
                                  Chief Financial Officer

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