Form 10-Q
period 2008-06-30
SBT Bancorp, Inc.
filed 2008-08-15
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended June 30, 2008
                                   -------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _______ to __________

    Commission file number:  000-51832

                                SBT Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

  Connecticut                                           20-4346972
---------------------------------------              ---------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT          06070
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


Large accelerated filer         Accelerated filer          Non-accelerated filer          Smaller reporting company X
                       ---                       ---                            ---                                ---

Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes        No  X
                                    ---        ---

As of June 30, 2008, the registrant had outstanding 864,976 shares of its Common Stock, no par value.

Transitional Small Business Disclosure Format (check one):

     Yes          No X
        ---         ---

                                      INDEX

                                SBT Bancorp, Inc.



                                                                                                      Page No.
                                                                                                      --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

         Condensed Consolidated Balance Sheets as of June 30, 2008 and 2007 (unaudited)
         and December 31, 2007                                                                           3

         Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30,
         2008 and 2007 (unaudited)                                                                       4

         Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six
         Months Ended June 30, 2008 and 2007 (unaudited)                                                 5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2008 and 2007 (unaudited)                                                              6

         Notes to Condensed Consolidated Financial Statements - (unaudited)                            7 - 9

Item 2.  Management's Discussion and Analysis of  Financial Conditions and Results of Operations      10 - 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      16

Item 4T. Controls and Procedures                                                                         16

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                                               17

Item 1A. Risk Factors                                                                                    17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                     17

Item 3.  Defaults Upon Senior Securities                                                                 17

Item 4.  Submission of Matters to a vote of Security Holders                                             17

Item 5.  Other Information                                                                               17

Item 6.  Exhibits.                                                                                       18

SIGNATURES                                                                                               19

EXHIBIT INDEX                                                                                            20


                         PART I - FINANCIAL INFORMATION
                                SBT BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for share amounts)
                                                                                    6/30/08        12/31/07       6/30/07
                                                                                    --------       --------       --------
                                                                                 (Unaudited)                   (Unaudited)
ASSETS
------
     Cash and due from banks                                                     $    18,992      $  13,424    $    10,425
     Interest-bearing deposits with the Federal Home Loan Bank                            65             26              5
     Federal funds sold                                                                2,000          2,300          4,300
     Money market mutual funds                                                           287              4             35
                                                                                 -----------      ---------    -----------
         Cash and cash equivalents                                                    21,344         15,754         14,765

     Investments in available-for-sale securities (at fair value)                     20,241         24,871         30,781
     Federal Home Loan Bank stock, at cost                                               631            631            599

     Loans                                                                           178,079        165,690        158,697
         Less allowance for loan losses                                                2,036          1,925          1,687
                                                                                 -----------      ---------    -----------
                        Loans, net                                                   176,043        163,765        157,010

     Premises and equipment                                                            1,083          1,223          1,395
     Accrued interest receivable                                                         766            808            873
     Bank owned life insurance                                                         1,181          1,818          2,902
     Other assets                                                                      1,784          1,520          1,787
                                                                                 -----------      ---------    -----------
         Total other assets                                                            4,814          5,369          6,957
                                                                                 -----------      ---------    -----------

         TOTAL ASSETS                                                            $   223,073      $ 210,390    $   210,112
                                                                                 ===========      =========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
     Demand deposits                                                             $    41,707      $  40,196    $    38,682
     Savings and NOW deposits                                                         97,266         83,444         90,750
     Time deposits                                                                    60,616         63,166         61,449
                                                                                 -----------      ---------    -----------
         Total deposits                                                              199,589        186,806        190,881

Federal Home Loan Bank advance                                                           500          2,000              -
Securities sold under agreements to repurchase                                         4,553          1,363          1,737
Due to Broker                                                                              -          1,433              -
Other liabilities                                                                        899          1,470          1,173
                                                                                 -----------      ---------    -----------
         Total liabilities                                                           205,541        193,072        193,791
                                                                                 -----------      ---------    -----------

Stockholders' equity:
    Common stock, no par value; authorized 2,000,000 shares;
         issued and outstanding 864,976 shares on 6/30/08; 850,896 shares
         on 12/31/07; 849,678 shares on 6/30/07                                        9,263          8,975          8,809
    Retained earnings                                                                  8,812          8,603          7,860
    Accumulated other comprehensive loss                                                (543)          (260)          (348)
                                                                                 -----------      ---------    -----------
         Total stockholders' equity                                                   17,532         17,318         16,321
                                                                                 -----------      ---------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   223,073      $ 210,390    $   210,112
                                                                                 ===========      =========    ===========

    See accompanying notes to the condensed consolidated financial statements


                                SBT BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

              (Dollars in thousands, except for per share amounts)

                                                                      For the quarter ended        For the six months ended
                                                                    ---------------------------   ----------------------------
                                                                       6/30/08        6/30/07        6/30/08         6/30/07
                                                                    ------------   ------------   -------------   ------------
Interest and dividend income
     Interest and fees on loans                                     $     2,414    $     2,379    $      4,808    $     4,766
     Investment securities                                                  269            383             585            802
     Federal funds sold and overnight deposits                               44             50              85            122
                                                                    ------------   ------------   -------------   ------------
         Total interest and dividend income                               2,727          2,812           5,478          5,690
                                                                    ------------   ------------   -------------   ------------

Interest expense
     Deposits                                                               696            797           1,544          1,694
     Repurchase Agreements                                                   22              9              33             16
     FHLB advances                                                            -             16               2             46
                                                                    ------------   ------------   -------------   ------------
         Total interest expense                                             718            822           1,579          1,756
                                                                    ------------   ------------   -------------   ------------

     Net interest and dividend income                                     2,009          1,990           3,899          3,934
                                                                    ------------   ------------   -------------   ------------

                                                                    ------------   ------------   -------------   ------------
Provision for loan losses                                                   100              -             200              -
                                                                    ------------   ------------   -------------   ------------
     Net interest and dividend income after provision for loan
      losses                                                              1,909          1,990           3,699          3,934
                                                                    ------------   ------------   -------------   ------------
Noninterest income
     Service charges on deposit accounts                                    121             98             234            196
     Gain on sale of available for sale securities                           10              -              10              -
     Other service charges and fees                                         152            132             282            250
     Increase in cash surrender value of life insurance policies             14             38              38             75
     BOLI death benefits income                                             328              -             328              -
     Investment services fees and commissions                                30             61              46            117
     Other income                                                            30              7              44             13
                                                                    ------------   ------------   -------------   ------------
         Total noninterest income                                           685            336             982            651
                                                                    ------------   ------------   -------------   ------------
Noninterest expense
     Salaries and employee benefits                                       1,010          1,024           2,041          2,083
     Directors' fees                                                         34             35              67             72
     Premises and equipment                                                 368            384             777            756
     Advertising and promotions                                             106             96             170            172
     Forms and supplies                                                      45             32              83             78
     Professional fees                                                       72            127             100            236
     Correspondent charges                                                   59             50             112             92
     Postage                                                                 30             29              58             53
     Other expenses                                                         301            241             507            480
                                                                    ------------   ------------   -------------   ------------
         Total noninterest expense                                        2,025          2,018           3,915          4,022
                                                                    ------------   ------------   -------------   ------------
         Income before income taxes                                         569            308             766            563

     Income tax provision (benefit)                                          71             93             141            166
                                                                    ------------   ------------   -------------   ------------
         Net income                                                 $       498    $       215    $        625    $       397
                                                                    ============   ============   =============   ============
     Comprehensive income                                           $       362    $       111    $        342    $       403
                                                                    ============   ============   =============   ============
     Net income per share, basic                                    $      0.58    $      0.25    $       0.73    $      0.47
                                                                    ============   ============   =============   ============
     Average shares outstanding, basic                                  859,031        849,528         855,029        848,476
                                                                    ============   ============   =============   ============
     Net income per share, assuming dilution                        $      0.58    $      0.25    $       0.73    $      0.46
                                                                    ============   ============   =============   ============
     Average shares outstanding, assuming dilution                      862,729        859,025         860,791        858,611
                                                                    ============   ============   =============   ============


   See accompanying notes to the condensed consolidated financial statements.


                                SBT BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                             (Dollars in thousands)

                                                                                            Accumulated
                                                                                              Other
                                                        Common          Retained           Comprehensive
                                                        Stock           Earnings               Loss                 Total
                                                      -----------    ---------------    -------------------    ---------------
Balance, December 31, 2006                            $    8,636     $        7,837     $             (354)    $       16,119
Comprehensive income
    Net Income                                                                  397
    Net change in unrealized holding loss on
       available-for-sale securities, net of tax
       effect                                                                                            6
             Comprehensive income                                                                                         403

Cash dividend paid                                                             (374)                                     (374)

Recognition of stock-based compensation expense               67                                                           67

Proceeds from exercise of stock options                      106                                                          106
                                                      -----------    ---------------    -------------------    ---------------

Balance, June 30, 2007                                $    8,809     $        7,860     $             (348)    $       16,321
                                                      ===========    ===============    ===================    ===============

Balance, December 31, 2007                            $    8,975     $        8,603     $             (260)    $       17,318
Comprehensive income
    Net Income                                                                  625
    Net change in unrealized holding loss on
       available-for-sale securities, net of tax
       effect                                                                                         (283)
             Comprehensive income                                                                                         342

Recognition of stock-based compensation expense               60                                                           60

Tax benefit on disqualified options exercised                 33                                                           33

Proceeds from exercise of stock options                      195                                                          195

Cash dividend paid                                                             (416)                                     (416)
                                                      -----------    ---------------    -------------------    ---------------

Balance, June 30, 2008                                $    9,263     $        8,812     $             (543)    $       17,532
                                                      ===========    ===============    ===================    ===============

Accumulated other comprehensive loss as of June 30, 2008 and 2007 consists of net unrealized holding losses on available-for-sale securities, net of taxes.




    See accompanying notes to the condensed consolidated financial statements


                                SBT BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                                                         For the six months ended
                                                                                     ---------------------------------
                                                                                         6/30/08           6/30/07
                                                                                     ---------------   ---------------

Cash flows from operating activities:
     Net income                                                                      $          625    $          397
     Adjustments to reconcile net income to net cash provided by operating activities:
          Decrease in loans held-for-sale                                                         -               268
          Provision for loan losses                                                             200                 -
          Depreciation and amortization                                                         173               180
          Decrease in interest receivable                                                        42                22
          Net (accretion) amortization of securities                                             (5)                3
          Decrease in unearned income                                                           (19)               (2)
          Recognition of stock based compensation expense                                        60                67
          (Decrease) increase in other liabilities                                             (571)              275
          Increase in cash surrender value of bank owned life insurance                         (38)              (60)
          BOLI death benefit income                                                            (328)                -
          Decrease in other assets                                                              (86)              (94)
                                                                                     ---------------   ---------------

     Net cash  provided by operating activities                                                  53             1,056
                                                                                     ---------------   ---------------

Cash flows from investing activities:
      Purchases of securities available-for-sale                                             (3,945)             (639)
      Maturities of securities available-for-sale                                             6,684             7,683
      Loan originations and principal collections, net                                      (12,459)           (1,495)
      Redemption of Federal Home Loan Bank stock                                                  -                69
      Redemptions of life insurance policies                                                  1,003                 -
      Premium paid on life insurance policy                                                       -               (15)
      Capital expenditures                                                                      (31)              (20)
                                                                                     ---------------   ---------------

      Net cash (used in) provided by investing activities                                    (8,748)            5,583
                                                                                     ---------------   ---------------

Cash flows from financing activities:
      Net increase in demand, NOW, money market and savings deposits                         15,333             5,606
      Net decrease in time deposits                                                          (2,550)          (13,127)
      Net change in short term advances from the Federal Home Loan Bank                      (1,500)                -
      Net increase in securities sold under agreements to repurchase                          3,190               109
      Cash dividends paid                                                                      (416)             (374)
      Proceeds from exercise of stock options                                                   228               106
                                                                                     ---------------   ---------------
      Net cash provided by (used in) financing activities                                    14,285            (7,680)
                                                                                     ---------------   ---------------
Net increase (decrease) in cash and cash equivalents                                          5,590            (1,041)
Cash and cash equivalents at beginning of period                                             15,754            15,806
                                                                                     --------------    ---------------
Cash and cash equivalents at end of period                                           $       21,344    $       14,765
                                                                                     ===============   ===============

Supplemental disclosures:
      Interest paid                                                                           1,808             1,766
      Income taxes paid                                                                         135               140




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


NOTE 2 - STOCK BASED COMPENSATION

     At June 30, 2008, the Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). This Statement revised SFAS No. 123, "Accounting for Stock Based Compensation" and superceded Accounting Principles Board ("APB") Opinion No. 25, " Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the six months ended June 30, 2008, the Company recognized $60,000 in stock-based employee compensation expense. During the six months ended June 30, 2007, the Company recognized $67,000 in stock-based employee compensation expense.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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


NOTE 5 - FAIR VALUE MEASUREMENT DISCLOSURES

         As of January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board ("FASB") Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," the Company has delayed the application of SFAS No. 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities until January 1, 2009.

The fair value hierarchy established by SFAS No. 157 is based on observable and unobservable inputs participants use to price an asset or liability. SFAS No. 157 has prioritized these inputs into the following value hierarchy:

     Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that are available at the measurement date.

     Level 2 Inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from a corroborated by market data by correlation or other means.

     Level 3 Inputs - Unobservable inputs for determining the fair value of the assets or liability and are based on the entity's own assumption about the assumptions that market participants would use to price the asset or liability.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy is set forth below. These valuation methodologies were applied to all of the Company's financial assets and liabilities carried at fair value effective January 1, 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available for Sale. The fair value of the Company's available for sale securities portfolio was estimated using Level 2 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and bond's terms and conditions, among other factors. At June 30, 2008, the carrying value and estimated fair value, using Level 2 inputs, of securities available for sale was $20.2 million.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

Forward Looking Statements

     When used in the Company's Form 10-Q (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended June 30, 2008. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board ("Fed"); customer deposit disintermediation; changes in customers' acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

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

     The Bank recently completed an assessment of customer activity at its various delivery channels, including its branch network, online services and ATMs. With respect to the Bank's Albany Turnpike market and its core towns of Avon, Canton and New Hartford, the assessment indicated that the Bank's Avon branch tends to be a destination for account opening and servicing activities, while the Canton branch, which is 2.5 miles away, tends to serve as a more transactional location for consumers and a meeting location for business and investment customers. Based on these results, the Bank plans to change the service mix offered at its Canton branch. The Bank will continue to serve business and investment customers at that location and offer ATM and night deposit services. However, effective November 1st, The Bank will no longer offer teller services, deposit account opening and safe deposit boxes at that location.

     While there were no charges associated with the planned Albany Turnpike reconfiguration in the second quarter of 2008, total expenses will be impacted in both the third and fourth quarters of 2008. Moreover, the total after-tax cost of the reconfiguration, which will include accelerated depreciation and lease charges, will, by year end, approximately offset the non-recurring revenue earned in the second quarter of 2008. Following the reconfiguration, the Company expects a reduction in expenses to operate its Albany Turnpike service network.

Results of Operation

Net Interest Income and Net Interest Margin

     The Company's earnings depend largely upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, including interest paid on deposits. This difference is "net interest income." The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets. The Company's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net yield on interest-earning assets is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Bank's loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the Bank's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Bank.

     Net interest and dividend income totaled $3,899,000 and $3,934,000 for the six months ended June 30, 2008 and 2007, respectively. This decrease was brought about by a rapid decline in interest rates by the Federal Reserve Board. Net interest and dividend income totaled $2,009,000 and $1,990,000 for the quarters ended June 30, 2008 and 2007, respectively. The quarterly comparison increase is primarily a result of reduction in deposit interest expense. Loans have grown from approximately $159 million on June 30, 2007 to over $178 million on June 30, 2008. The Bank's net interest margin, defined as the ratio of net interest and dividend income to interest-earning assets or net yield on earning assets, decreased from 4.14% for the quarter ending June 30, 2007 to 4.05% for the quarter ending June 30, 2008. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits, decreased from 3.71% for the quarter ending June 30, 2007 to 3.68% for the quarter ending June 30, 2008. The Bank's net yield on interest earning assets decreased during the second quarter of 2008 to 5.47% as compared to 5.83% for the second quarter of 2007, while the cost of deposits decreased from 2.09% for the second quarter of 2007 to 1.77% for the second quarter of 2008.



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

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as needed. During the six months ended June 30, 2008 the allowance was increased by $200,000 for additional provision and $89,000 in loans were charged off. For the six months ended June 30, 2007, the allowance was decreased by $11,000 which was the net charge offs for the period. In the quarter ended June 30, 2008 the allowance was increased $100,000 for additional provision and decreased by $73,000 in net charge offs. During the quarter ended June 30, 2007, the allowance was decreased by $3,000, which was the net of charge offs and recoveries. The total allowance for loan losses as of June 30, 2008 was $2,036,000 or 1.14% of outstanding loans as compared to a total allowance for loan losses of $1,687,000 or 1.06% of outstanding loans as of June 30, 2007. In the second quarter of 2008, 5 loans totaling approximately $73,000 were charged off and there was one recovery for $182. The Bank charged off one loan for $3,000 during the second quarter of 2007 there were no recoveries. The Bank believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

     Total noninterest income for the first six months of 2008 was $982,000, an increase of $331,000 over the first six months of 2007. Total noninterest income for the second quarter of 2008 was $685,000, an increase of $349,000, from the second quarter of 2007. The six month increase was primarily due to BOLI death benefit proceeds of $328,000, a non-recurring revenue item. At June 30, 2008, the Bank had approximately 20,500 deposit accounts, which is 300 or 1.4% less than the approximately 20,800 accounts at the end of the second quarter of 2007. The major portion of noninterest income is derived from service and overdraft charges.

     Total noninterest expense for the first six months of 2008 was $3,915,000, a decrease of $107,000 over total noninterest expense of $4,022,000 for the first six months of 2007. Total noninterest expense for the second quarter of 2008 was $2,025,000, an increase of $7,000 over noninterest expense of $2,018,000 for the second quarter 2007. The main components of the noninterest expense reduction are a decrease of $93,000 in consulting expense and a $42,000 reduction in salaries and employee benefits. Consulting expenses are down in part, due to Sarbanes Oxley preparation costs incurred in 2007. The ratio of annualized operating expenses to average assets was 3.71% for the second quarter of 2008 as compared to 3.89% for the second quarter of 2007. This decrease is attributable to the reduction in noninterest expense.

     Salaries and employee benefits comprised approximately 52% of total noninterest expense in the first six months of both 2008 and 2007. Other major categories included premises and equipment at approximately 20% and 19% in the first six months of 2008 and 2007, respectively; advertising and promotions at approximately 4% in the first six months of both 2008 and 2007; and professional fees at approximately 3% and 6% in the first six months of 2008 and 2007, respectively. Salaries and employee benefits comprised approximately 50% and 51% of total noninterest expense in the second quarters of 2008 and 2007, respectively. Other major categories included premises and equipment at approximately 18% and 19% in the second quarter of 2008 and 2007, respectively; professional fees at approximately 4% and 6% in the second quarters of both 2008 and 2007, respectively; and advertising and promotions at 5% in the second quarters of both 2008 and 2007.


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

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At June 30, 2008, the Bank had fifteen securities with a book value totaling $5,023,550 pledged for such purposes. At June 30, 2007, the Bank had twelve securities with a book value totaling $4,232,150 pledged for such purposes.

     As of June 30, 2008 and 2007, the Bank's investment portfolio consisted of U.S. Government and Agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities and U.S. Government sponsored Agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

     The fair market value of investments in available-for-sale securities was $20,241,000 and $30,781,000 which are 4% and 2% below book value as of June 30, 2008 and June 30, 2007, respectively. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs, no declines are deemed to be other than temporary.

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

     The Bank sold no loans in the six months ended June 30, 2008. During the six months ended June 30, 2007 the Bank sold one loan with a principal balance of $268,000 in the first quarter of 2007 which resulted in a loss of approximately $400 for the Bank. The Bank is currently pursuing a new vendor agreement to sell mortgage loans originated by the Bank.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank entered into an agreement with BCI Financial Corp ("BCI") in 2001 to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of June 30, 2008, the Bank had approximately $4,046,000 in auto loans purchased from BCI on its books as compared with June 30, 2007, at which time the Bank had approximately $7,540,000 in auto loans purchased from BCI on its books.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank's capital and reserves. Credit equaling an additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of June 30, 2008, the Bank's lending limits were $2,885,756 and $4,809,593, respectively. As of June 30, 2007, these lending limits were $2,654,568 and $4,424,279, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries. However, as of June 30, 2008, approximately 74% of the Bank's loans were secured by residential real property located in Connecticut as compared with June 30, 2007, when approximately 74% of the Bank's loans were secured by residential real property located in Connecticut.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had three nonaccrual loans with balances of approximately $139,700 at June 30, 2008. The Bank had one nonaccrual loan with a balance of approximately $600 at June 30, 2007.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of June 30, 2008 and 2007, no OREO was held by the Bank.

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

     There were thirty-four classified loans with combined outstanding balances of $7,149,713 as of June 30, 2008. There were twenty-six classified loans with a combined outstanding balance of $3,987,846 as of June 30, 2007. The bank has no exposure to sub-prime loans in its loan portfolio. The increase in classified loans was due to the effects of a slower residential development market in a segment of the Bank's portfolio. The Bank's overall asset quality and loan loss reserves of 1.14% of loans compares very favorably to its peer banks.

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

Deposits

     Deposits are the Bank's primary source of funds. At June 30, 2008, the Bank had a deposit mix of 39% checking, 31% savings and 30% certificates. The Bank's net interest income is enhanced by its percentage of noninterest bearing deposits. As of June 30, 2007, the deposit mix was 37% checking, 31% savings and 32% certificates. At June 30, 2008, twenty one percent of the total deposits of $199.6 million were noninterest bearing as compared with June 30, 2007 at which time twenty percent of the Bank's total deposits of $190.9 million were noninterest bearing. As of June 30, 2008 and 2007, the Bank had $8,561,000 and $6,149,000, respectively, in deposits from public sources.

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

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank is a member of Promontory Interfinancial Network LLC's Certificate of Deposit Account Registry Service ("CDARS"). This allows the Bank to offer its customers FDIC insurance on Certificates of Deposit in amounts greater than $100,000 by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of June 30, 2008 and June 30, 2007, the Bank had $101,000 and no deposits, respectively, in the CDARS network. The Bank had no other brokered deposits as of June 30, 2008 and June 30, 2007.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal Funds sold, and available-for-sale securities. As of June 30, 2008, the Bank's liquidity ratio was 20.8%, defined as the sum of $2 million in Federal Funds sold, $20.2 million in available-for-sale securities, and $19.0 million in cash and due from banks, $65,000 in interest-bearing deposits with the Federal Home Loan Bank and $287,000 in money market mutual funds as a percentage of deposits. This ratio was 23.9% at June 30, 2007 defined as the sum of $4.3 million in Federal Funds sold and interest bearing deposits, $30.8 million in available-for-sale securities, $10.4 million in cash and due from banks $5,000 in interest-bearing deposits with Federal Home Loan Bank, and $35,000 in money market mutual funds as a percentage of deposits.

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

     At June 30, 2008 and 2007, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

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

     Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through June 30, 2008, inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Fed. Based on the Bank's interest rate sensitivity position, the Bank benefits in the short term from rising interest rates and is adversely affected by falling interest rates. As such, indirectly, the management of the money supply by the Fed to control the rate of inflation has an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.


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

Evaluation of Disclosure Control Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls

     There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  None.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

                  None.

Item 4.   Submission of Matters to a vote of Security Holders.
          ----------------------------------------------------

     In connection with its Annual Meeting of Shareholders, held May 13, 2008 (the "Annual Meeting"), the Company solicited by proxy the vote of its shareholders on the following two items: (i) the re-election of four directors to the SBT Bancorp Board of Directors, each to serve for a three year term; and
(ii) the ratification of the appointment, by the Company's Board of Directors, of Shatswell, MacLeod & Company, P.C., Certified Public Accountants, as independent auditors for the fiscal year ended December 31, 2008.

     At the Annual Meeting, the following persons were re-elected to the Board of Directors as Class III Directors: Robert J. Bogino, Rodney R. Reynolds, David
W. Sessions and Lincoln S. Young. James T. Fleming,  Edward J. Guarco, and Penny
R. Woodford continued in office as Class I Directors. Barry Loucks, a Class I Director, passed away on May 12, 2008. Martin J. Geitz, Gary R. Kevorkian, and George B. Odlum, Jr., DMD continued in office as Class II Directors.

     The following table summarizes the voting for the Board of Directors:


                                               For             Withheld
                                               ---             --------
         Robert J. Bogino                    583,861            14,923
         Rodney R. Reynolds                  585,361            13,423
         David W. Sessions                   585,861            12,923
         Lincoln S. Young                    583,741            15,043

With respect to the ratification of the appointment of Shatswell, MacLeod & Company, P.C., Certified Public Accountants, as the Company's independent auditors for the fiscal year ended December 31, 2008, the appointment was ratified by the Company's shareholders with 597,207 shares voting FOR the ratification, 326 shares voting AGAINST ratification and 1,251 shares ABSTAINING from the vote.


Item 5.   Other Information.
          -----------------

                  None.

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

                                            SBT BANCORP, INC.


Date:  August 15, 2008                      By:  /s/  Martin J. Geitz
                                                 -------------------------------
                                                 Martin J. Geitz
                                                 Chief Executive Officer


Date:  August 15, 2008                      By:  /s/ Anthony F. Bisceglio
                                                 -------------------------------
                                                 Anthony F. Bisceglio
                                                 Chief Financial Officer

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