Form 10-Q
period 2008-09-30
SBT Bancorp, Inc.
filed 2008-11-14
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20429

                                    FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2008
                                    ------------------

[   ] Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _______ to __________

     Commission file number:  000-51832

                                SBT Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

     Connecticut                                         20-4346972
-------------------------------------        -----------------------------------
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification Number)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT                    06070
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (860) 408-5493
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    Accelerated filer      Non-accelerated filer
                       ---                   ---                        ---

Smaller reporting company  X
                          ---

Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes      No  X
                                     ---     ---

As of September 30, 2008, the registrant had outstanding 864,976 shares of its Common Stock, no par value.

Transitional Small Business Disclosure Format (check one):

     Yes          No   X
        ---          ------

                                      INDEX

                                SBT Bancorp, Inc.

                                                                                                      Page No.
                                                                                                      --------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

         Condensed Consolidated Balance Sheets as of September 30, 2008 and 2007 (unaudited)
         and December 31, 2007                                                                            3

         Condensed Consolidated Statements of Income for the Three and Nine Months Ended
         September 30, 2008 and 2007 (unaudited)                                                          4

         Condensed Consolidated Statements of Changes in Stockholders' Equity
         for the Nine Months Ended September 30, 2008 and 2007 (unaudited)                                5

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2008 and 2007 (unaudited)                                                          6

         Notes to Condensed Consolidated Financial Statements - (unaudited)                             7 - 9

Item 2.  Management's Discussion and Analysis of  Financial Conditions and Results of Operations       10 - 17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       17

Item 4T. Controls and Procedures                                                                          17

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                18

Item 1A.  Risk Factors                                                                                    18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                      18

Item 3.  Defaults Upon Senior Securities                                                                  18

Item 4.  Submission of Matters to a vote of Security Holders                                              18

Item 5.  Other Information                                                                                18

Item 6.  Exhibits.                                                                                        18

SIGNATURES                                                                                                19

EXHIBIT INDEX                                                                                             20



                                    PART I - FINANCIAL INFORMATION
                                           SBT BANCORP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands, except for share amounts)
                                                                   9/30/08       12/31/07      9/30/07
                                                            --------------- -------------- ------------
                                                                (Unaudited)                 (Unaudited)
ASSETS
------
Cash and due from banks                                            $11,319      $  13,424     $ 10,289
Interest-bearing deposits with the Federal Home Loan Bank            2,949             26           28
Federal funds sold                                                   8,985          2,300        2,250
Money market mutual funds                                               27              4          218
                                                            --------------- -------------- ------------
      Cash and cash equivalents                                     23,280         15,754       12,785

Investments in available-for-sale securities (at fair value)        16,829         24,871       29,171
Federal Home Loan Bank stock, at cost                                  631            631          631

Loans                                                              179,608        165,690      157,691
      Less allowance for loan losses                                 1,822          1,925        1,679
                                                            --------------- -------------- ------------
                   Loans, net                                      177,786        163,765      156,012

Premises and equipment                                                 910          1,223        1,292
Accrued interest receivable                                            745            808          801
Bank owned life insurance                                            1,192          1,818        2,940
Other assets                                                         1,760          1,520        1,583
                                                            --------------- -------------- ------------
      Total other assets                                             4,607          5,369        6,616
                                                            --------------- -------------- ------------

     TOTAL ASSETS                                                 $223,133      $ 210,390     $205,215
                                                            =============== ============== ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Demand deposits                                                  $37,418      $  40,196     $ 35,580
  Savings and NOW deposits                                         100,880         83,444       85,452
  Time deposits                                                     63,696         63,166       62,262
                                                            --------------- -------------- ------------
    Total deposits                                                 201,994        186,806      183,294

Federal Home Loan Bank advance                                       3,000          2,000        2,150
Securities sold under agreements to repurchase                         900          1,363        1,709
Due to Broker                                                            -          1,433            -
Other liabilities                                                    1,012          1,470        1,279
                                                            --------------- -------------- ------------
    Total liabilities                                              206,906        193,072      188,432
                                                            --------------- -------------- ------------

Stockholders' equity:
  Common stock, no par value; authorized 2,000,000 shares;
    issued and outstanding 864,976 shares on 9/30/08; 850,896
    shares on 12/31/07; 850,896 shares on 9/30/07                    9,292          8,975        8,860
Retained earnings                                                    7,256          8,603        8,118
Accumulated other comprehensive loss                                  (321)          (260)        (195)
                                                            --------------- -------------- ------------
Total stockholders' equity                                          16,227         17,318       16,783
                                                            --------------- -------------- ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $223,133       $210,390     $205,215
                                                            =============== ============== ============

               See accompanying notes to the condensed consolidated financial statements



                                               SBT BANCORP, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)

                             (Dollars in thousands, except for per share amounts)

                                                              For the quarter ended   For the nine months ended
                                                             -----------------------  -------------------------
                                                               9/30/08     9/30/07     9/30/08        9/30/07
                                                             ----------  -----------  -----------  ------------
Interest and dividend income
   Interest and fees on loans                                   $2,522        $2,438    $  7,330       $  7,204
   Investment securities                                           228           352         813          1,154
   Federal funds sold and overnight deposits                        41            50         126            172
                                                             ----------  -----------  -----------  ------------
      Total interest and dividend income                         2,791         2,840       8,269          8,530
                                                             ----------  -----------  -----------  ------------

Interest
 expense
   Deposits                                                        658           824       2,202          2,518
   Repurchase Agreements                                            11            10          44             26
   FHLB advances                                                     2            25           4             71
                                                             ----------  -----------  -----------  ------------
      Total interest expense                                       671           859       2,250          2,615
                                                             ----------  -----------  -----------  ------------

   Net interest and dividend income                              2,120         1,981       6,019          5,915
                                                             ----------  -----------  -----------  ------------

Provision for loan losses                                           50             -         250              -
                                                             ----------  -----------  -----------  ------------
     Net interest and dividend income after provision for
      loan losses                                                2,070         1,981       5,769          5,915
                                                             ----------  -----------  -----------  ------------

Noninterest (charge) income
   Service charges on deposit accounts                             129           102         363            298
   Gain on sale and write-down of available for sale
    securities, net                                             (1,668)            -      (1,658)             -
   Other service charges and fees                                  154           144         436            394
   Increase in cash surrender value of life insurance
    policies                                                        11            38          49            113
   BOLI death benefit income                                         -             -         328              -
   Investment services fees and commissions                         20            49          66            166
   Other income                                                     12             6          56             19
                                                             ----------  -----------  -----------  ------------
      Total noninterest (charge) income                         (1,342)          339        (360)           990
                                                             ----------  -----------  -----------  ------------

Noninterest expense
   Salaries and employee benefits                                1,103         1,038       3,144          3,121
   Directors' fees                                                  34            33         101            105
   Premises and equipment                                          516           372       1,293          1,129
   Advertising and promotions                                      109            87         279            259
   Forms and supplies                                               35            23         118            101
   Professional fees                                                97           107         197            343
   Correspondent charges                                            61            47         173            139
   Postage                                                          20            16          78             68
   Other expenses                                                  267           223         774            703
                                                             ----------  -----------  -----------  ------------
      Total noninterest expense                                  2,242         1,946       6,157          5,968
                                                             ----------  -----------  -----------  ------------

      (Loss) income before income taxes                         (1,514)          374        (748)           937

   Income tax provision                                             42           116         183            282
                                                             ----------  -----------  -----------  ------------
      Net (loss) income                                        $(1,556)         $258    $   (931)      $    655
                                                             ==========  ===========  ===========  ============
   Comprehensive (loss) income                                 $(1,617)         $417    $   (992)      $    814
                                                             ==========  ===========  ===========  ============
   Net (loss) income per share, basic                           $(1.80)        $0.30    $  (1.09)      $   0.77
                                                             ==========  ===========  ===========  ============
   Average shares outstanding, basic                           864,976       849,991     858,369        848,987
                                                             ==========  ===========  ===========  ============
   Net (loss) income per share, assuming dilution               $(1.80)        $0.30    $  (1.09)      $   0.76
                                                             ==========  ===========  ===========  ============
   Average shares outstanding, assuming dilution               864,976       859,153     858,369        858,788
                                                             ==========  ===========  ===========  ============

                    See accompanying notes to the condensed consolidated financial statements.


                                                SBT BANCORP, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   (Unaudited)

                                              (Dollars in thousands)

                                                                                Accumulated
                                                                                   Other
                                                    Common      Retained       Comprehensive
                                                    Stock       Earnings            Loss               Total
                                                   --------   -------------   ----------------   -----------------
Balance, December 31, 2006                           $8,636         $7,837              $(354)            $16,119
Comprehensive income
  Net Income                                                           655
  Net change in unrealized holding loss on
   available-for-sale securities, net of tax effect                                       159
     Comprehensive income                                                                                     814

Cash dividend paid                                                    (374)                                  (374)

Recognition of stock-based compensation expense         102                                                   102

Shares issued from exercise of stock options            122                                                   122
                                                   --------   -------------   ----------------   -----------------

Balance, September 30, 2007                          $8,860         $8,118             $ (195)            $16,783
                                                   ========   =============   ================   =================

Balance, December 31, 2007                           $8,975         $8,603              $(260)            $17,318
Comprehensive loss
  Net loss                                                            (931)
  Net change in unrealized holding loss on
   available-for-sale securities, net of tax effect                                       (61)
     Comprehensive loss                                                                                      (992)

Cash dividend paid                                                    (416)                                  (416)

Recognition of stock-based compensation expense          89                                                    89

Tax benefit on disqualified options exercised            33                                                    33

Shares issued from exercise of stock options            195                                                   195
                                                   --------   -------------   ----------------   -----------------

Balance, September 30, 2008                          $9,292         $7,256             $ (321)            $16,227
                                                   ========   =============   ================   =================



Accumulated other comprehensive loss as of September 30, 2008 and 2007 consists of net unrealized holding losses on available-for-sale securities, net of taxes.


                    See accompanying notes to the condensed consolidated financial statements



                                SBT BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                                                        For the nine months ended
                                                                                     ---------------------------------
                                                                                        9/30/08           9/30/07
                                                                                     ---------------   ---------------
Cash flows from operating activities:
     Net loss                                                                             $  (931)            $   655
     Adjustments to reconcile net income to net cash provided by operating activities:
          Loss on write-down of available-for-sale securities                                1,668                  -
          Net gain on sales of available-for-sale securities                                  (10)                  -
          Decrease in loans held-for-sale                                                        -                268
          Provision for loan losses                                                            250                  -
          Depreciation and amortization                                                        381                269
          Decrease in interest receivable                                                       63                 94
          Net (accretion) amortization of securities                                           (5)                  5
          (Decrease) increase in unearned income                                              (29)                  7
          Recognition of stock based compensation expense                                       89                102
          (Decrease) increase in other liabilities                                           (458)                381
          Increase in cash surrender value of bank owned life insurance                       (38)              (113)
          BOLI death benefit income                                                          (328)                  -
          (Increase) decrease in other assets                                                (164)                 28
                                                                                     --------------    ---------------

     Net cash provided by operating activities                                                 488              1,696
                                                                                     --------------    ---------------

Cash flows from investing activities:
      Purchases of available-for-sale securities                                           (3,456)              (639)
      Maturities of available-for-sale securities                                            8,302              9,540
      Proceeds from sales of securities                                                         10                  -
      Loan originations and principal collections, net                                    (14,243)              (506)
      Recoveries of previously charged off loans                                                 1                  -
      Redemption of Federal Home Loan Bank stock                                                 -                 37
      Redemptions of life insurance policies                                                   992                  -
      Premium paid on life insurance policy                                                      -               (15)
      Capital expenditures                                                                    (72)                (5)
                                                                                     --------------     --------------

      Net cash (used in) provided by investing activities                                  (8,466)              8,412
                                                                                     --------------     --------------

Cash flows from financing activities:
      Net increase (decrease) in demand, NOW, money market and savings deposits             14,658            (2,794)
      Net increase (decrease) in time deposits                                                 530           (12,314)
      Net change in short term advances from the Federal Home Loan Bank                      1,000              2,150
      Net (decrease) increase in securities sold under agreements to repurchase              (463)                 81
      Cash dividends paid                                                                    (416)              (374)
      Proceeds from exercise of stock options                                                  195                122
                                                                                     --------------     --------------

      Net cash provided by (used in) financing activities                                   15,504           (13,129)
                                                                                     --------------     --------------

Net increase (decrease) in cash and cash equivalents                                         7,526            (3,021)
Cash and cash equivalents at beginning of period                                            15,754             15,806
                                                                                     --------------     --------------
Cash and cash equivalents at end of period                                               $  23,280          $  12,785
                                                                                     ==============     ==============
Supplemental disclosures:
      Interest paid                                                                          2,472              2,609
      Income taxes paid                                                                        322                468


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


NOTE 2 - STOCK BASED COMPENSATION

     At September 30, 2008, the Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). This Statement revised SFAS No. 123, "Accounting for Stock Based Compensation" and superceded Accounting Principles Board ("APB") Opinion No. 25, " Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the nine months ended September 30, 2008, the Company recognized $89,000 in stock-based employee compensation expense. During the nine months ended September 30, 2007, the Company recognized $102,000 in stock-based employee compensation expense.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company's consolidated financial statements for the year beginning on January 1, 2008. The adoption of this statement did not have a material impact on its financial condition and results of operations. See also
Note 4.

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


NOTE 4 - FAIR VALUE MEASUREMENT DISCLOSURES

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

   Assets and Liabilities Measured at Fair Value on a Recurring Basis

   Securities Available for Sale. The fair value of the Company's available for sale securities portfolio was estimated using Level 2 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and bond's terms and conditions, among other factors. At September 30, 2008, the carrying value and estimated fair value, using Level 2 inputs, of securities available-for-sale was $16.8 million.

NOTE 5 - EARNINGS PER SHARE

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

The following information was used in the computation of EPS on both a basic and diluted basis for the quarters ended September 30, 2008 and September 30, 2007:

                (Dollars in thousands, except per share amounts)
                                                   For the three months ended
                                                   --------------------------
                                                       9/30/08      9/30/07
                                                      ----------   --------
Basic EPS computation:
  Net (loss) income                                    $ (1,556)   $    258
                                                      ----------   --------
  Weighted average shares outstanding                   864,976     849,991
  Basic EPS                                            $  (1.80)   $   0.30
                                                      ==========   ========
Diluted EPS computation:
  Net (loss) income                                    $ (1,556)   $    258
  Weighted average shares outstanding                   864,976     849,991
  Dilutive potential shares                                   -       9,162
                                                      ----------   --------
                                                        864,976     859,153
  Diluted EPS                                          $  (1.80)   $   0.30
                                                      ==========   ========

The following information was used in the computation of EPS on both a basic and diluted basis for the nine months ended September 30, 2008 and September 30, 2007:

                (Dollars in thousands, except per share amounts)
                                                     For the nine months ended
                                                     -------------------------
                                                        9/30/08      9/30/07
                                                       ----------   --------
Basic EPS computation:
  Net (loss) income                                     $   (931)   $    655
                                                       ----------   --------
  Weighted average shares outstanding                    858,369     848,987
  Basic EPS                                             $  (1.09)   $   0.77
                                                       ==========   ========
Diluted EPS computation:
  Net (loss) income                                     $   (931)   $    655
  Weighted average shares outstanding                    858,369     848,987
  Dilutive potential shares                                    -       9,801
                                                       ----------   --------
                                                         858,369     858,788
  Diluted EPS                                           $  (1.09)   $   0.76
                                                       ==========   ========

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

Forward Looking Statements

     When used in this quarterly report on Form 10-Q (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended September 30, 2008. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board ("Fed"); customer deposit disintermediation; changes in customers' acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

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

Results of Operation

Overview

     The Company incurred a net loss of $1,556,000, or ($1.80) per basic and diluted share, for the quarter ended September 30, 2008 compared to net income of $258,000, or $0.30 per basic and diluted share, for the quarter ended September 30, 2007. The net loss for the nine months ended September 30, 2008 was $931,000, or ($1.09) per basic and diluted share, compared to net income of $655,000, or basic and diluted earnings per share $0.76, respectively for the comparable period in 2007. The net loss for the period was attributable to an other-than-temporary impairment charge ("OTTI Write-down") on Fannie Mae and Freddie Mac preferred stock of $1,668,000 in the quarter ended September 30, 2008. The Company did not record a tax benefit related to the OTTI Write-down during the quarter ended September 30, 2008. However, as a result of legislation passed on October 3, 2008, the Company will recognize a tax benefit associated with the OTTI Write-down of approximately $650,000, or $0.75 per share, during the fourth quarter ending December 31, 2008.

     Excluding the OTTI Write-down, the Company earned $112,000 or $0.13 per diluted share for the quarter ending September 30, 2008 and $737,000, or $0.85 per diluted share for the first nine months of 2008.

                                             Three Months                Nine Months
                                             Ended 9/30/08              Ended 9/30/08
-------------------------------------------------------------------------------------------
                                         Net (Loss)                  Net (Loss)
                                           Income         EPS          Income        EPS
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
             GAAP Basis                  $(1,556,000)     $(1.80)     $(931,000)    $(1.09)
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
          OTTI Write-down                 $1,668,000       $1.93     $1,668,000      $1.94
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
 Results Excluding the OTTI Charge          $112,000       $0.13       $737,000      $0.85
-------------------------------------------------------------------------------------------

        Capital levels for the Company remain well in excess of those required to meet the regulatory "well-capitalized" designation.

                                   Capital Ratios
                                       9/30/08
--------------------------------------------------------------------------------------
                                  The Simsbury Bank &    Regulatory Standard For Well-
                                      Trust Company               Capitalized
--------------------------------------------------------------------------------------
 Tier 1 Leverage Capital Ratio           7.53%                      > 5.00%
                                                                    -
--------------------------------------------------------------------------------------
 Tier 1 Risk-Based Capital Ratio        11.80%                      > 6.00%
                                                                    -
--------------------------------------------------------------------------------------
 Total Risk-Based Capital Ratio         13.05%                     > 10.00%
                                                                   -
--------------------------------------------------------------------------------------

     In August 2008, the Company announced a reconfiguration of its Albany Turnpike service network to increase operating effectiveness by better aligning Company resources with customer needs. As part of this effort, one-time expenses of approximately $130,000 (before tax affect) were incurred during the third quarter for transitioning the Company's Canton office from full to limited service. Excluding the two nonrecurring items, (OTTI Write-down and the Albany Turnpike reconfiguration charges) earnings for the quarter ending September 30, 2008 were $191,000 or $0.22 per basic and diluted share.

     On September 30, 2008, loans outstanding were $180 million, an increase of $22 million, or 14%, over a year ago. Core deposits (Demand, Savings and NOW accounts) grew by $17 million or 14% over the past twelve months. Total deposits ended the quarter at $202 million, $19 million, or 10%, above their September 30, 2007 level.

     Net interest and dividend income plus noninterest income (excluding the OTTI Write-down) was $2,446,000 in the third quarter compared to $2,320,000 a year ago, an increase of 5%. Net interest and dividend income increased by $139,000 or 7%. Income from fees, services and other sources (noninterest income) decreased by $13,000, or 4%.

     The Company's net interest margin (taxable equivalent net interest and dividend income divided by average earnings assets) declined slightly from 4.18% in the third quarter of 2007 to 4.12% in the third quarter of 2008.

     Total noninterest expense for the third quarter increased by $296,000, or 15%, compared to a year earlier, primarily due to non-recurring expenses of $130,000 associated with the Albany Turnpike Market reconfiguration announced in August of this year.

     A provision for loan losses of $50,000 in the third quarter of 2008 and $250,000 through the first nine months of 2008 increased the loan loss reserve to $1,822,000, or 1.01% of loans outstanding at September 30, 2008. The Company had no non-performing loans on September 30, 2008.

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

     Net interest and dividend income totaled $6,019,000 and $5,915,000 for the nine months ended September 30, 2008 and 2007, respectively. Net interest and dividend income totaled $2,120,000 and $1,981,000 for the quarters ended September 30, 2008 and 2007, respectively. The quarterly comparison increase is primarily a result of a reduction in deposit interest expense. Loans have grown from approximately $158 million on September 30, 2007 to $180 million on September 30, 2008. The Bank's net interest margin, defined as the ratio of taxable, equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased from 4.18% for the quarter ending September 30, 2007 to 4.12% for the quarter ending September 30, 2008. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits, increased from 3.69% for the quarter ending September 30, 2007 to 3.76% for the quarter ending September 30, 2008. The Bank's net yield on interest earning assets decreased during the third quarter of 2008 to 5.40% as compared to 5.97% for the third quarter of 2007, while the cost of deposits decreased from 2.23% for the third quarter of 2007 to 1.64% for the third quarter of 2008.

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

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as needed. During the nine months ended September 30, 2008 the allowance was increased by $250,000 for additional provision and $909 in recoveries and decreased by $352,000 for loans that were charged off. For the nine months ended September 30, 2007, the allowance was decreased by $19,500 which was the net charge offs for the period. In the quarter ended September 30, 2008 the allowance was increased $50,000 for additional provision and $727 in recoveries and decreased by $265,000 in net charge offs. During the quarter ended September 30, 2007, the allowance was decreased by $8,500 in a charge off of one loan for the period, and there were no recoveries. The total allowance for loan losses as of September 30, 2008 was $1,822,000 or 1.01% of outstanding loans as compared to a total allowance for loan losses of $1,679,000 or 1.06% of outstanding loans as of September 30, 2007. In the third quarter of 2008, 5 loans totaling approximately $265,000 were charged off and there were recoveries from two loans for $727. The Bank believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

     Total noninterest charge for the first nine months of 2008 was $360,000, a decrease of $1,350,000 compared to $990,000 of total noninterest income in the first nine months of 2007. Total noninterest charge for the third quarter of 2008 was $1,342,000, a decrease of $1,681,000, from the $339,000 of total noninterest income of 2007. The decreases are primarily due to a $1,668,000 write down of Fannie Mae and Freddie Mac preferred stock. At September 30, 2008, the Bank had approximately 20,100 deposit accounts, which is 700 or 3.4% less than the approximately 20,800 accounts at the end of the third quarter of 2007. The major portion of noninterest income is derived from service and overdraft charges.

     Total noninterest expense for the first nine months of 2008 was $6,157,000, an increase of $189,000 over total noninterest expense of $5,968,000 for the first nine months of 2007. Total noninterest expense for the third quarter of 2008 was $2,242,000, an increase of $296,000 over noninterest expense of $1,946,000 for the third quarter 2007. The primary reason for the increase in noninterest expense is $130,000 associated with the Albany Turnpike reconfiguration announced in August of this year. The ratio of annualized operating expenses to average assets was 4.09% for the third quarter of 2008 as compared to 3.80% for the third quarter of 2007. This increase is also attributable to the Albany Turnpike reconfiguration.

     Salaries and employee benefits comprised approximately 51% and 52% of total noninterest expense in the first nine months for 2008 and 2007 respectively. Other major categories included premises and equipment at approximately 21% and 19% in the first nine months of 2008 and 2007, respectively; advertising and promotions at approximately 5% and 4% in the first nine months of 2008 and 2007 respectively; and professional fees at approximately 3% and 6% in the first six months of 2008 and 2007, respectively. Salaries and employee benefits comprised approximately 49% and 53% of total noninterest expense in the third quarters of 2008 and 2007, respectively. Other major categories included premises and equipment at approximately 23% and 19% in the third quarter of 2008 and 2007, respectively; professional fees at approximately 4% and 5% in the second quarters of both 2008 and 2007, respectively; and advertising and promotions at 5% and 4% in the third quarters of both 2008 and 2007, respectively.

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

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At September 30, 2008, the Bank had fifteen securities with a book value totaling $4,881,007 pledged for such purposes. At September 30, 2007, the Bank had eleven securities with a book value totaling $4,031,297 pledged for such purposes.

     As of September 30, 2008 and 2007, the Bank's investment portfolio consisted of U.S. Government and Agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities and U.S. Government sponsored Agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

     The fair market value of investments in available-for-sale securities was $16,829,000 and $29,171,000 which are 3% and 1% below book value as of September 30, 2008 and September 30, 2007, respectively. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

     Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In November 2006, the Financial Accounting Standards Board issued Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amended SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities, No. 124", "Accounting for Certain Investments Held By Not-for-Profit Organizations", and APB Opinion 18, "The Equity Method of Accounting for Investments in Common Stock". Management evaluates the Company's investment portfolio on an on going basis and determined that $1,772,000 of investments in Fannie Mae and Freddie

Mac Preferred Stock were other-than-temporarily impaired as of September 30, 2008 and were written-down by $1,668,000 as of September 30, 2008, resulting in a charge to income of the same amount.


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

     The Bank sold no loans in the nine months ended September 30, 2008. During the nine months ended September 30, 2007 the Bank sold one loan with a principal balance of $268,000 in the first quarter of 2007 which resulted in a loss of approximately $400 for the Bank. The Bank is currently pursuing a new vendor agreement to sell mortgage loans originated by the Bank.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank has an agreement with BCI Financial Corp ("BCI") to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of September 30, 2008, the Bank had approximately $3,453,000 in auto loans purchased from BCI on its books as compared with September 30, 2007, at which time the Bank had approximately $6,654,000 in auto loans purchased from BCI on its books.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank's capital and reserves. Credit equaling an additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of September 30, 2008, the Bank's lending limits were $2,609,400 and $4,348,999, respectively. As of September 30, 2007, these lending limits were $2,715,321 and $4,525,536, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries. However, as of September 30, 2008, approximately 73% of the Bank's loans were secured by residential real property located in Connecticut as compared with September 30, 2007, when approximately 76% of the Bank's loans were secured by residential real property located in Connecticut.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The

Bank had no nonaccrual loans at September 30, 2008. The Bank had one nonaccrual loan with a balance of approximately $6,000 at September 30, 2007.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of September 30, 2008 and 2007, no OREO was held by the Bank.

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

     There were thirty-seven classified loans with combined outstanding balances of $5,941,441 as of September 30, 2008. There were twenty-five classified loans with a combined outstanding balance of $3,206,706 as of September 30, 2007. The bank has no exposure to sub-prime loans in its loan portfolio. The increase in classified loans was due to the effects of a slower residential development market in a segment of the Bank's portfolio. The Bank's overall asset quality and loan loss reserves of 1.01% of loans compares very favorably to its peer banks.

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

Deposits

     Deposits are the Bank's primary source of funds. At September 30, 2008, the Bank had a deposit mix of 33% checking, 35% savings and 32% certificates. The Bank's net interest income is enhanced by its percentage of noninterest bearing deposits. As of September 30, 2007, the deposit mix was 34% checking, 32% savings and 34% certificates. At September 30, 2008, nineteen percent of the total deposits of $202.0 million were noninterest bearing as compared with September 30, 2007 at which time nineteen percent of the Bank's total deposits of $183.3 million were noninterest bearing. As of September 30, 2008 and 2007, the Bank had $15,343,000 and $10,127,000, respectively, in deposits from public sources.

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

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank is a member of Promontory Interfinancial Network LLC's Certificate of Deposit Account Registry Service ("CDARS"). This allows the Bank to offer its customers FDIC insurance on Certificates of Deposit in amounts greater than $100,000 by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of September 30, 2008 and September 30, 2007, the Bank had $617,000 and no deposits, respectively, in the CDARS network. The Bank had no other brokered deposits as of September 30, 2008 and September 30, 2007.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal Funds sold, and available-for-sale securities. As of September 30, 2008, the Bank's liquidity ratio was 19.6%, defined as the sum of $9 million in Federal Funds sold, $16.8 million in available-for-sale securities, and $11.3 million in cash and due from banks, $2.9 million in interest-bearing deposits with the Federal Home Loan Bank and $27,000 in money market mutual funds as a percentage of deposits. This ratio was 22.9% at September 30, 2007 defined as the sum of $2.3 million in Federal Funds sold and interest bearing deposits, $29.2 million in available-for-sale securities, $10.3 million in cash and due from banks $28,000 in interest-bearing deposits with Federal Home Loan Bank, and $218,000 in money market mutual funds as a percentage of deposits.

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

     The Executive Committee of the Company's Board of Directors meets at least quarterly to monitor the Bank's investments and liquidity needs and oversee its asset-liability management. In between meetings of the Committee, the Bank's Management oversee the Bank's liquidity.

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

     At September 30, 2008 and 2007, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

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

     Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through September 30, 2008, inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Fed. Based on the Bank's interest rate sensitivity position, the Bank benefits in the short term from rising interest rates and is adversely affected by falling interest rates. As such, indirectly, the management of the money supply by the Fed to control the rate of inflation has an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.



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

Evaluation of Disclosure Control Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls

     There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                  SBT BANCORP, INC.


Date:  November 14, 2008          By:   /s/ Martin J. Geitz
                                       -------------------------------------
                                       Martin J. Geitz
                                       Chief Executive Officer


Date:  November 14, 2008          By:   /s/ Anthony F. Bisceglio
                                       -------------------------------------
                                       Anthony F. Bisceglio
                                       Chief Financial Officer

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