Form 10-K
period 2008-12-31
SBT Bancorp, Inc.
filed 2009-03-31
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                        Commission file Number: 000-51832

                                SBT BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                 Connecticut                                  20-4346972
-----------------------------------------------   ------------------------------
         (State or Other Jurisdiction of            (IRS Employer Identification
         Incorporation or Organization)                        Number)

             760 Hopmeadow Street, P.O. Box 248, Simsbury, CT 06070
       -------------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (860) 408-5493
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
            ---------------------------------------------------------
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ]                    Accelerated filer [ ]
   Non-accelerated filer [ ]                      Smaller reporting company [X]
   (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant's most recently completed second quarter, is $18,287,021.

     As of March 27, 2009, 864,976 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of SBT Bancorp, Inc.'s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be held May 12, 2009 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K, and portions of SBT Bancorp, Inc.'s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (the "Annual Report") are incorporated by reference into Part II of this Form 10-K.

                                      INDEX

                                SBT BANCORP, INC.

                                                                                          Page No.
                                                                                          --------

                                     PART I

Item 1.     Business                                                                            4
Item 1A.    Risk Factors                                                                       13
Item 1B.    Unresolved Staff Comments                                                          13
Item 2.     Properties                                                                         13
Item 3.     Legal Proceedings                                                                  14
Item 4.     Submission of Matters to a Vote of Security Holders                                14

                                     PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and
              Issuer Purchases of Equity Securities                                            14
Item 6.     Selected Financial Data                                                            14
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
              of Operation                                                                     14
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                         14
Item 8.     Financial Statements and Supplementary Data                                        14
Item 9.     Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure                                                             15
Item 9A.    Controls and Procedures                                                            15
Item 9B.    Other Information                                                                  15

                                    PART III

Item 10.    Directors, Executive Officers and Corporate Governance                             16
Item 11.    Executive Compensation                                                             17
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters                                                      17
Item 13.    Certain Relationships and Related Transactions, and Director Independence          17
Item 14.    Principal Accounting Fees and Services                                             17

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules                                         18

SIGNATURES                                                                                     21

ITEM 1.       BUSINESS

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

         The Simsbury Bank & Trust Company, Inc. was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System. The Bank's main office and corporate offices are located in the town of Simsbury, Connecticut. The Bank also maintains branch offices in Avon, Bloomfield, and Granby, Connecticut and a business office in Canton, Connecticut. Services to the Bank's customers are also provided through SBT Online Internet banking. The aggregate population for the Bank's market area is 98,000 people, comprised of approximately 37,000 households. The Bank's customer base consists primarily of individual consumers and small businesses in north central Connecticut. The Bank has over 22,200 deposit accounts.

        The Bank also has seven ATMs; two are located at each of its main office and its Bloomfield office, and one at each of the other branch/business offices. The ATMs generate activity fees based upon utilization by other banks' customers.

        The Bank offers a full range of commercial banking services to residents and business in its primary and secondary markets through a wide variety of mortgage programs as well as home equity lines and loans, FDIC insured checking, savings, and IRA accounts, 401K rollover accounts, as well as safe deposit and other customary non-deposit banking services. The Bank offers investment products to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and through its affiliation with the securities broker/dealer LPL Financial Corporation.

        As of December 31, 2008, approximately 70% of the Bank's loans were secured by residential property located in Connecticut.

         The Bank's deposits increased by $34.1 million or 18.2% in 2008, compared to an $11.6 million decrease in 2007. The Bank's total assets at year-end 2008 were $241 million, an increase of $31 million or 14.4% from the $210 million at year-end 2007. The Bank's loan portfolio increased by $14.4 million or 8.7% in 2008 and ended the year at $180.1 million. The Bank's loan-to-deposit ratio, an important determinant of net interest income, decreased to 82% at year-end 2008, compared to 89% at year-end 2007.

         The Bank had a net loss of $644,824 (($0.75) per common share) for the year ending December 31, 2008, a decrease of $1.78 million from the net income of $1,139,711 ($1.34 per common share) reported for the year ended December 31, 2007.

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

         Commercial banking is affected not only by general economic conditions but also by monetary and fiscal policies of the federal government and policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies cannot be predicted.

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

Market Area

         The towns of Avon, Bloomfield, Canton, Granby and Simsbury, which comprise the Bank's primary market, are located in north central Connecticut, west of the Connecticut River near the northern corner of Hartford. All five towns are situated near Interstate Routes 91 and 84. Bradley International Airport is nearby and provides a convenient alternative to road and rail systems for passengers and cargo.

         The road network from each of the towns included in the Bank's secondary market of Barkhamsted, East Granby and New Hartford leads through its primary market towns. Residents of these communities, therefore, may travel near the Bank's offices and find it convenient to bank there.

         Based on the most current information available, the Bank's primary and secondary markets have a median household income of $89,138. This level places the overall market approximately 35% above the median income of all Connecticut's households. Compared to the nation as a whole, the median income in the Bank's primary and secondary markets is approximately 77% greater than the median income for all U.S. households. By themselves, the towns of Simsbury and Avon had median household incomes of over $107,110, placing them 113% over the median income for the U.S. and almost 62% over the median income of all households in Connecticut.

         Educational attainment in the Bank's primary and secondary markets is similarly high. Forty-six percent of the residents aged twenty-five and over in the eight towns are college graduates. In Avon, Bloomfield, Canton, Granby and Simsbury, this figure averages 47%.

Employees

         At December 31, 2008, the Company employed 2 people, both of whom were full-time employees, and the Bank employed a total of 61 people, 55 full-time employees and 6 part-time employees. Neither the Company's employees nor the Bank's employees are represented by any union or other collective bargaining agreement, and the Company and the Bank believe their employee relations are satisfactory.

Competition

         The banking and financial services business in Connecticut generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader array of financial services than the Bank. In order to compete with these other financial services providers, the Bank principally relies upon its strong reputation for service excellence, personal relationships established by officers, directors and employees with its customers, and advertising and public relations.

         The Bank's primary and secondary markets have a number of banking institutions which offer a variety of financial products. The types of institutions range from large nationwide banks to various institutions of smaller size. Simsbury is served by seven depository institutions with a total of seven offices. Of these institutions, there are three commercial banks, two savings banks and two credit unions. Avon is served by eleven depository institutions with fourteen offices. Of these institutions, there are four commercial banks, five savings banks and two credit unions. Granby is served by five depository institutions with the same number of offices. Two of these institutions are commercial banks and three are savings banks. Bloomfield is served by six depository institutions, including four commercial banks and two savings banks. Canton is served by five depository institutions with six offices. The total eight-town area of the Bank's primary and secondary markets is served by fourteen institutions.

         As of June 30, 2008, by deposit account market share, the top three banks in Simsbury are Simsbury Bank & Trust Company (28%), Bank of America (28%), and Webster Bank (21%). The top three banks in Avon are People's Bank (21%), Bank of America (18%), and Farmington Savings Bank (15%). In Granby, the top three banks are Windsor Federal Savings And Loan Association (28%), Bank of America (27%) and Simsbury Bank & Trust Company (22%). In Canton, the top three banks are Collinsville Savings Society (41%), Webster Bank (24%) and Bank of America (24%). In Bloomfield, the top three banks are Wachovia Bank (36%), Webster Bank (23%) and Bank of America (20%). In the Bank's primary market (Simsbury, Granby, Avon, Bloomfield and Canton, as of June, 2008), the top 3 banks are Bank of America with 22% of the market, Webster Bank with 17% and The Simsbury Bank and Trust Company with 12%. In the total eight-town area of the Bank's primary and secondary markets, the top three banks are Bank of America with 23% of the market, Webster Bank with 17% and The Simsbury Bank & Trust Company with 11%.

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

         Since September 2008, the United States Congress, United States Department of the Treasury, Federal Deposit Insurance Corporation, and Federal Reserve Board have, within their respective authorities, enacted legislation subsequently signed by the President of the United States, promulgated regulations, created special programs, and taken other actions to address the current financial market crisis and continuing economic recession. Members of Congress, the President, the Treasury Secretary and Chairman of the Federal Reserve Board have indicated that significant changes must be made to the nation's financial market regulatory system in order to address the causes of the current financial market crisis. Simsbury Bank & Trust Company anticipates that these changes may affect the Bank's competitive position relative to other banks and financial services companies. However, it is uncertain at this time when the changes impacting the Bank's competitive position will be enacted and how they may change our competitive position.

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

         The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for banks described below under the heading "Capital Standards." The Company exceeded all current regulatory capital requirements to be considered in the "well capitalized" at December 31, 2008

         The Bank, as a Connecticut state-chartered bank, is subject to supervision, periodic examination and regulation by the Connecticut Commissioner of Banking (the "Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately, to terminate a bank's deposit insurance, which for a Connecticut state-chartered bank would result in a revocation of the bank's charter. The Commissioner has many of the same remedial powers.

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

         The Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley's principal provisions, many of which have been interpreted through regulations of the Securities and Exchange Commission, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a "financial expert" (as such term is defined by the SEC); (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
(ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations. On December 15, 2006, the Securities and Exchange Commission delayed the internal control reporting requirements under Section 404 of the Sarbanes-Oxley Act for non-accelerated filers to periods ending after December 15, 2007. In accordance with the requirements of Section 404(a), Management's report on internal controls is included herein at Item 9A(T). On January 31, 2008, the SEC proposed and on June 20, 2008 approved a further one-year delay from fiscal years ending after December 15, 2008 to fiscal years ending after December 15, 2009 for the auditors attestation report on internal controls over financial reporting. On June 20, 2008 the SEC also announced that it received Office of Management and Budget (OMB) approval to proceed with data collection for a study of the costs and benefits of Section 404 implementation, focusing on the consequences for smaller companies and the effects of the Section 404 auditor attestation requirements. The results of the study are expected to become available during the extension period.

         USA Patriot Act

         The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company and the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting, and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under the BHC Act or the Bank Merger Act.

         Regulations Related to Troubled Asset Relief Program

         On March 27, 2009, pursuant to the Troubled Asset Relief Program ("TARP") Capital Purchase Program (the "CPP") under the Emergency Economic Stabilization Act of 2008 (the "EESA"), the Company entered into a Letter Agreement, including the Securities Purchase Agreement - Standard Terms, with the United States Department of the Treasury (the "Treasury") pursuant to which the Company issued and sold, and the Treasury purchased (i) 4,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock") and (ii) a ten-year warrant to purchase up to 200.002 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock") at an exercise price of $0.01 per share, for aggregate cash consideration of $4,000,000. The Treasury immediately exercised the warrant on a net basis following the closing of the transaction on March 27, 2009, resulting in the issuance of 200 shares of the Series B Preferred Stock.

         The Series A Preferred Stock pays quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year and has a liquidation preference of $1,000 per share, while the Series B Preferred Stock pays quarterly cumulative dividends at a rate of 9% per year and has a liquidation preference of $1,000 per share.

         As a result of its participation in the TARP CPP under EESA through the sale by the Company of Series A Preferred Stock to the Treasury, the Company is subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Series A Preferred Stock which among other things restricts the payment of cash dividends or making other distributions by the Company on its common stock or the repurchase of its shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates' trust preferred securities until the tenth anniversary of the Treasury's purchase of the Series A Preferred Stock. Furthermore, the Company is prohibited by the terms of the Series A Preferred Stock from paying dividends on the common stock of the Company or redeeming or otherwise acquiring its common stock or certain other of its equity securities unless all accrued and unpaid dividends on the Series A Preferred Stock have been fully paid.

         In addition, the EESA and guidance issued by the Treasury limit executive compensation and require the reporting of information to the Treasury and others and limit the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year and the payment of certain severance and change in control payments to certain executives. The American Recovery and Reinvestment Act of 2009 (the "Stimulus Package Act") contains further limitations on the payment of compensation to certain executives of the Company or the Bank, the claw-back of certain compensation paid to certain executives of the Company or the Bank and imposes new corporate governance requirements on the Company, including the inclusion of a non-binding "say on pay" proposal in the Company's annual proxy statement.

         The Board of Governors of the Federal Reserve System has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends including, for example, when net income available for shareholders for the past four quarters net of previously paid dividends paid during that period is not sufficient to fully fund the dividends. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company's capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

         Dividend Restrictions

         The primary source of cash to pay dividends, if any, to the Company's shareholders and to meet the Company's obligations is dividends paid to the Company by the Bank. Dividend payments by the Bank to the Company are subject to Connecticut banking laws and the Federal Deposit Insurance Act ("FDIA"). Under Connecticut banking laws and the FDIA, a bank may not pay any dividends if, after paying such dividends, it would be undercapitalized under applicable capital requirements. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

         It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available from the immediately preceding year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiary. A bank holding company may not pay dividends when it is insolvent.

         Please also refer to the discussion above of the Series A Preferred Stock under the heading "Regulations Related to Troubled Asset Relief Program" for additional restrictions on cash dividends.

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

         To be considered "adequately capitalized," an institution must generally have a leverage ratio of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4% and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8%. As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions that Management believes have changed the Bank's category.

         The following table presents the amounts of regulatory capital and the capital ratios for the Bank compared to its minimum regulatory capital requirements as of December 31, 2008 and 2007.

                                            December 31, 2008                          December 31, 2007
                                -----------------------------------------    -------------------------------------
                                                     Capital Minimum                           Capital Minimum
                                          Ratio        Requirement                    Ratio      Requirement
                                          -----        -----------                    -----      -----------

Leverage ratio   .............            7.00%           4.00%                       8.21%         4.00%
Tier 1 risk-based ratio.......           10.88%           4.00%                      12.23%         4.00%
Total risk-based ratio........           12.13%           8.00%                      13.48%         8.00%

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

         Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The Bank is currently considered a "Well Capitalized Group A" institution and, therefore, is not subject to any quarterly FDIC Bank Insurance Fund ("BIF") or Savings Association Insurance Fund ("SAIF") assessments. This could change in the future based on the capitalization of the BIF and SAIF. The Bank is, however, subject to quarterly assessments by The Financing Corporation ("FICO") to service the interest on its bond obligations. The rate for this assessment is determined quarterly and is paid based on the Bank's average deposits for a given quarter. The Bank paid $128,643 in FICO assessments during 2008.

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

ITEM 1A.      RISK FACTORS

         Not required.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.       PROPERTIES

         The Company does not own any properties.

         The Bank's main office is located at 981 Hopmeadow Street, Simsbury, Connecticut. The Bank leases its main office pursuant to a lease with an initial term of ten years, expiring 2011, and which contains renewal options for a total of an additional ten years. The Bank also has the option to purchase the office during the tenth year of the lease. This lease also covers the lot at 989 Hopmeadow Street and the building at 987 Hopmeadow Street that are being used as additional administrative offices and are partially subleased to small local businesses.

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

         The Bank's Canton business office is located at 250 Albany Turnpike, Canton, Connecticut. The Bank leases this office pursuant to a lease with an initial term of ten years, expiring in 2015, and which contains renewal options for a total of an additional fifteen years.

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

         The Bank made $619,429 in total lease payments during 2008.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding, nor is its property the subject of any pending legal proceeding, other than routine litigation that is incidental to its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon its business, operating results, or financial condition. Moreover, the Company is not a party to any administrative or judicial proceeding, including but not limited to proceedings arising under Section 8 of the Federal Deposit Insurance Act.

         To the best of our knowledge, no director, officer, affiliate or holder, of record or beneficially, of 5% or more of our securities is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The information required by this Item 5 is incorporated into this Form 10-K by reference to the Company's Annual Report under the caption "SHAREHOLDER DATA."

ITEM 6.       SELECTED FINANCIAL DATA

         Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information required by this Item 7 is incorporated into this Form 10-K by reference to the Company's Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is incorporated into this Form 10-K by reference to the Company's Annual Report under the captions "SELECTED FINANCIAL AND OTHER DATA" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.      CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

         The Company has initiatives in place to ensure compliance with the Sarbanes-Oxley Act of 2002 (the "Act"). The Company has an Internal Compliance Committee that is responsible for the monitoring of and compliance with all federal regulations. This committee reports to the Audit and Compliance Committee of the Board of Directors.

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008 and have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis. This conclusion is based on the above-referenced officers' evaluation of such controls and procedures.

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

         Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

(c)  Changes in Internal Control Over Financial Reporting

         There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

         None.

                                    PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

         The following table shows the name, age, positions held with the Company and principal occupations during the past five years of the Company's executive officers.

NAME                                         AGE       POSITIONS HELD / PRINCIPAL OCCUPATIONS             YEAR OF HIRE

Martin J. Geitz                              52        President and Chief Executive Officer of the           2004
President and Chief                                    Company since March 2006; President and Chief
 Executive Officer                                     Executive Officer of the Bank since October
                                                       2004; Vice President of Massachusetts Mutual
                                                       Life Insurance Company, 2003 to 2004; Chief
                                                       Executive Officer and Chief Financial Officer
                                                       of Cigna Bank & Trust Company, 2000 to 2003.

Anthony F. Bisceglio, Ph.D.                  61        Treasurer and Chief Financial Officer of the           1995
Executive Vice President and                           Company since March 2006; Executive Vice
 Chief Financial Officer                               President and CFO of the Bank since January
                                                       2005; Senior Vice President and Chief
                                                       Financial Officer of the Bank from 1995
                                                       through January 2005.

Howard R. Zern                               62        Senior Vice President and Chief Retail                 2008
Senior Vice President and                              Banking, Operations & Technology Officer of
 Chief Retail Banking,                                 the Bank since June 2008; Executive Vice
 Operations & Technology                               President of Bank of America, from which he
 Officer                                               retired in 2005; Director of Stony Brook
                                                       University Alumni Association.

Paul R. Little                               49        Senior Vice President and Chief Lending                2006
Senior Vice President and                              Officer of the Bank since May 2006; Vice
 Chief Lending Officer                                 President, Commercial Real Estate Lending,
                                                       Liberty Bank, 2004 through May 2006; Vice
                                                       President, Commercial Real Estate Loans,
                                                       Savings Bank of Manchester/New Alliance Bank,
                                                       1990 through 2004


Code of Ethics

The Company has adopted a Code of Ethics and Conflicts of Interest Policy applicable to directors, officers and employees. The Company will provide to any person, without charge, upon written request, a copy of our Code of Ethics and Conflicts of Interest Policy. All such requests should be directed to SBT Bancorp, Inc., 760 Hopmeadow Street, P.O. Box 248, Simsbury, Connecticut, 06070,
Attention: Secretary.

Directors; Compliance with Section 16(a) of the Exchange Act; Corporate
Governance

    Additional information required by this Item 10 is incorporated into this Form 10-K by reference to the Proxy Statement of the Company (the "Proxy Statement") for the annual meeting of shareholders to be held on May 12, 2009 under the captions "ELECTION OF DIRECTORS," "INFORMATION ABOUT OUR DIRECTORS," and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11.      EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated into this Form 10-K by reference to the Company's Proxy Statement under the captions "EXECUTIVE COMPENSATION" and "EMPLOYMENT AGREEMENTS."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the securities authorized for issuance under equity compensation plans.

                                                                               Number of securities
                                                                              remaining available for
                                     Number of securities  Weighted-average    future issuance under
                                       to be issued upon    exercise price   equity compensation plans
                                          exercise of       of outstanding     (excluding securities
                                       outstanding options      options       reflected in column (a))
                                              (a)                 (b)                   (c)
                                     ------------------------------------------------------------------
Equity compensation plans
 approved by security
 holders                                             51,189           $30.33                     10,870
Equity compensation plans not
 approved by security
 holders                                                  0                0                          0
                                     ------------------------------------------------------------------
                 Total                               51,189           $30.33                     10,870
                                     ==================================================================


    Additional information required by this Item 12 is contained in the Company's Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and is hereby incorporated by reference herein.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
              INDEPENDENCE

    The information required by Item 13 is incorporated into this form 10-K by reference to the Company's Proxy Statement under the captions "CERTAIN TRANSACTIONS" and "INDEPENDENCE OF DIRECTORS AND NOMINEES."

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item 14 appears in the Company's Proxy Statement under the caption "RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS" and is incorporated by reference herein.

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

     Those portions of the Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

Exhibits.

     The following exhibits required by Item 601 are filed herewith or are incorporated by reference to the filings previously made by the Bank and the Company as noted below (the reference in parentheses at the end of an Exhibit indicates the number of the Exhibit as it was filed in the document referenced below):

Exhibit No.        Description
-----------        -----------
3(i)*              Conformed Copy of the Certificate of Incorporation of SBT
                   Bancorp, Inc.

3(ii) Certificate of Amendment of Certificate of Incorporation of SBT Bancorp, Inc., authorizing preferred stock (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 30, 2009)

3(iii) Certificate of Amendment of Certificate of Incorporation of SBT Bancorp, Inc., establishing the terms of the Preferred Stock and the Warrant Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on March 30, 2009)

3(iv) Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8K12G3 filed on March 7, 2006)

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company's Form 10-QSB filed on May 15,
                   2006)

4.2 Warrant, dated March 27, 2009, to purchase up to 200.002 shares of Warrant Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on March 30, 2009)

10.1# Employment Agreement, dated as of September 1, 2004, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.13 of the Company's Form 10-QSB dated November 12, 2004)

10.2*# Amendment to Employment Agreement, dated as of December 31, 2008, between the Bank and Martin J. Geitz

10.3# Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Charles D. Forgie (incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB dated March 17, 2004)

10.4# Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB dated March 17, 2004)

10.5# Change in Control Agreement, dated as of July 30, 1999, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.8 of the Company's Form
                   10-KSB dated March 17, 2004)

10.6*# Amendment to Change in Control Agreement, dated as of December 31, 2008, by and between the Bank and Anthony F. Bisceglio

10.7*# Change in Control Severance Agreement dated as of December 30, 2008 by and between the Bank and Terry L. Boulton

10.8*# Change in Control Agreement, dated as of December 30, 2008, by and between the Bank and Paul R. Little

10.9*# Change in Control Agreement, dated as of December 30, 2008, by and between the Bank and Howard R. Zern

10.10 Letter Agreement dated as of April 25, 2006 by and between the Company and Paul R. Little (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 22, 2006)

10.11 Letter Agreement, dated March 27, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Preferred Stock and the Warrant (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 30, 2009)

10.12 Side Letter, dated March 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on March 30, 2009)

10.13# Form of Waiver, executed by each of Messrs. Martin J. Geitz, Anthony F. Bisceglio and Paul R. Little (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on March 30, 2009)

10.14# Form of Senior Executive Officer Agreement, executed by each of Messrs. Martin J. Geitz, Anthony F. Bisceglio and Paul R. Little (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on March 30, 2009)

13* 2008 Annual Report (except for those portions expressly incorporated by reference, the 2008 Annual Report is furnished for informational purposes and is not to be deemed filed as part of this Form 10-K)

21*                Subsidiaries

23*                Consent of Shatswell, MacLeod & Company, P.C.

31.1* Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Executive Officer

31.2* Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Financial Officer

32.1*              Section 1350 Certification by Chief Executive Officer

32.2*              Section 1350 Certification by Chief Financial Officer

* Filed herewith
# Management contract or compensatory plan or arrangement

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2009.

                                  SBT BANCORP, INC.

                                  By:    /s/ Martin J. Geitz
                                      ------------------------------------------
                                        Martin J. Geitz
                                        President and Chief Executive Officer

    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     Name                                    Capacity                          Date

 /s/ Martin J. Geitz                                    President and                     March 30, 2009
----------------------------------------            Chief Executive Officer
Martin J. Geitz

/s/ Anthony F. Bisceglio                             Executive Vice President,            March 30, 2009
----------------------------------------           Chief Financial Officer and
Anthony F. Bisceglio                                 Chief Accounting Officer

/s/ Robert J. Bogino                                         Director                     March 30, 2009
----------------------------------------
Robert J. Bogino

/s/ James T. Fleming                                         Director                     March 30, 2009
----------------------------------------
James T. Fleming

/s/ Edward J. Guarco                                         Director                     March 30, 2009
----------------------------------------
Edward J. Guarco

/s/ Gary R. Kevorkian                                        Director                     March 30, 2009
----------------------------------------
Gary R. Kevorkian

/s/ George B. Odlum, Jr., DMD                                Director                     March 30, 2009
----------------------------------------
George B. Odlum, Jr., DMD

/s/ David W. Sessions                                        Director                     March 30, 2009
----------------------------------------
David W. Sessions

/s/ Rodney R. Reynolds                                       Director                     March 30, 2009
----------------------------------------
Rodney R. Reynolds

/s/ Penny R. Woodford                                        Director                     March 30, 2009
----------------------------------------
Penny R. Woodford

/s/ Lincoln S. Young                                         Director                     March 30, 2009
----------------------------------------
Lincoln S. Young