Form 10-Q
period 2009-03-31
SBT Bancorp, Inc.
filed 2009-05-15
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
                               --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number: 000-51832

                                SBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Connecticut                                      20-4346972
-------------------------------                      --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT            06070
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (860) 408-5493
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes [X]          No  [  ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                      Yes [  ]         No  [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]               Accelerated filer         [ ]
     Non-accelerated filer   [ ]               Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                      Yes [  ]         No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of April 30, 2009, the registrant had outstanding 864,976 shares of its Common Stock, no par value.

                                TABLE OF CONTENTS

                                SBT Bancorp, Inc.

                                                                                                      Page No.
                                                                                                      --------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2009 and 2008 (unaudited)
          and December 31, 2008                                                                           4

          Condensed Consolidated Statements of Income for the Three Months Ended
          March 31, 2009 and 2008 (unaudited)                                                             5

          Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three
          Months Ended March 31, 2009 and 2008 (unaudited)                                                6

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2009 and 2008 (unaudited)                                                             7

          Notes to Condensed Consolidated Financial Statements - (unaudited)                         8 - 10

Item 2.   Management's Discussion and Analysis of  Financial Conditions
          and Results of Operations                                                                 11 - 17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                     17

Item 4T.  Controls and Procedures                                                                        17


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                              18

Item 1A.  Risk Factors                                                                                   18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                    18

Item 3.   Defaults Upon Senior Securities                                                                18

Item 4.   Submission of Matters to a Vote of Security Holders                                            18

Item 5.   Other Information                                                                              18

Item 6.   Exhibits.                                                                                 18 - 19

SIGNATURES                                                                                               20

EXHIBIT INDEX                                                                                            21

                                      PART I - FINANCIAL INFORMATION
                                            SBT BANCORP, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands, except for share amounts)

ASSETS                                                                 3/31/09        12/31/08         3/31/08
------                                                                 -------        --------         -------
                                                                     (Unaudited)                     (Unaudited)

Cash and due from banks                                             $     11,490   $     11,392   $     11,600
Interest-bearing deposits with the Federal Home Loan Bank                    271            116          3,462
Federal funds sold                                                        10,107          1,800         11,938
Money market mutual funds                                                  9,537          3,027             87
                                                                    -------------  -------------  -------------
        Cash and cash equivalents                                         31,405         16,335         27,087

Interest-bearing time deposits with other banks                            5,355          7,320              -
Investments in available-for-sale securities (at fair value)              35,363         32,997         22,376
Federal Home Loan Bank stock, at cost                                        631            631            631

Loans outstanding                                                        181,259        180,091        166,672
        Less allowance for loan losses                                     2,061          2,017          2,009
                                                                    -------------  ---------------  -------------
              Loans, net                                                 179,198        178,074        164,663

Premises and equipment                                                       796            846          1,154
Accrued interest receivable                                                  889            836            741
Bank owned life insurance                                                  3,717          1,204          1,842
Other assets                                                               2,579          2,513          1,552
                                                                    -------------  -------------  -------------
        Total other assets                                                 7,981          5,399          5,289
                                                                    -------------  -------------  -------------

        TOTAL ASSETS                                                $    259,933   $    240,756   $    220,046
                                                                    =============  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Demand deposits                                                  $     36,814   $     38,288   $     39,611
   Savings and NOW deposits                                              110,399         98,264         94,768
   Time deposits                                                          90,014         84,327         65,144
                                                                    -------------  -------------  -------------
        Total deposits                                                   237,227        220,879        199,523

Federal Home Loan Bank advance                                                 -          1,000              -
Securities sold under agreements to repurchase                               723            577          2,104
Other liabilities                                                          1,074          1,454          1,078
                                                                    -------------  -------------  -------------
        Total liabilities                                                239,024        223,910        202,705
                                                                    -------------  -------------  -------------
Stockholders' equity:
  Preferred Stock at 3/31/09, no par value; authorized 100,000 shares; no shares authorized or outstanding at 12/31/08
      and 3/31/08
    Class A, 4,000 shares issued at 3/31/09; liquidation value,
      $1,000 per share                                                     3,770              -              -
    Class B, 200 shares issued at 3/31/09; liquidation value,
      $1,000 per share                                                       230              -              -
  Common stock, no par value; authorized 2,000,000 shares;
      issued and outstanding 864,976 shares on 3/31/09 and
      12/31/08; 851,896 on 3/31/08                                         9,342          9,328          9,018
  Retained earnings                                                        7,689          7,543          8,730
  Accumulated other comprehensive loss                                      (122)           (25)          (407)
                                                                    -------------  -------------  -------------
        Total stockholders' equity                                        20,909         16,846         17,341
                                                                    -------------  -------------  -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    259,933   $    240,756   $    220,046
                                                                    =============  =============  =============


                           See accompanying notes to the condensed consolidated financial statements

                                                     SBT BANCORP, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)
                                    (Dollars in thousands, except for per share amounts)

                                                                                   For the Quarter Ended
                                                                       ----------------------------------------------
                                                                          3/31/2009      12/31/2008       3/31/2008
                                                                       ==============  ==============  ==============

Interest and dividend income
     Interest and fees on loans                                        $       2,408   $       2,484   $       2,394
     Investment securities                                                       422             292             316
     Federal funds sold and overnight deposits                                     5              19              41
                                                                       --------------  --------------  --------------
           Total interest and dividend income                                  2,835           2,795           2,751
                                                                       --------------  --------------  --------------
Interest expense
     Deposits                                                                    815             774             848
     Repurchase agreements                                                         3               4              11
     Federal Home Loan Bank advances                                               7              14               2
                                                                       --------------  --------------  --------------
           Total interest expense                                                825             792             861
                                                                       --------------  --------------  --------------
           Net interest and dividend income                                    2,010           2,003           1,890

Provision for loan losses                                                         52             200             100
                                                                       --------------  --------------  --------------
     Net interest and dividend income after provision
      for loan losses                                                          1,958           1,803           1,790
                                                                       --------------  --------------  --------------
Noninterest income
     Service charges on deposit accounts                                         102             116             113
     Write-down of available-for-sale securities                                   -             (87)              -
     Other service charges and fees                                              120             140             130
     Increase in cash surrender value of life
      insurance policies                                                          13              12              24
     Gain on loans sold                                                            3               -               -
     Investment services fees and commissions                                     30              16              16
     Other income                                                                 19               9              14
                                                                       --------------  --------------  --------------
           Total noninterest income                                              287             206             297
                                                                       --------------  --------------  --------------
Noninterest expense
     Salaries and employee benefits                                            1,047           1,141           1,031
     Premises and equipment                                                      373             406             409
     Impairment of operating lease                                                 -             299               -
     Advertising and promotions                                                   80             105              64
     Forms and supplies                                                           40              34              38
     Professional fees                                                           108             211              28
     Directors fees                                                               33              45              33
     Correspondent charges                                                        66              68              53
     Postage                                                                      25              28              28
     Other expenses                                                              267             337             206
                                                                       --------------  --------------  --------------
           Total noninterest expense                                           2,039           2,674           1,890
                                                                       --------------  --------------  --------------
     Income (loss) before income taxes                                           206            (665)            197

Income tax provision (benefit)                                                    60            (951)             70
                                                                       --------------  --------------  --------------
Net income                                                             $         146   $         286   $         127
                                                                       ==============  ==============  ==============
Average shares outstanding, basic                                            864,976         864,976         851,028
Net income per share, basic                                            $        0.17   $        0.33   $        0.15
                                                                       ==============  ==============  ==============
Average shares outstanding, assuming dilution                                864,976         865,276         859,006
Net income per share, assuming dilution                                $        0.17   $        0.33   $        0.15
                                                                       ==============  ==============  ==============


                           See accompanying notes to the condensed consolidated financial statements.

                                                         SBT BANCORP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)

                                                                                                            Accumulated
                                                                                                               Other
                                                    Preferred Stock  Preferred Stock  Common    Retained   Comprehensive
                                                       - Class A        - Class B      Stock    Earnings       loss        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2007                                     -                -    $ 8,975     $ 8,603     $  (260)    $17,318
Comprehensive loss:
     Net Income                                                                                      127
     Net change in unrealized holding loss on
      available-for-sale securities, net of tax
      effect                                                                                                    (147)
           Comprehensive loss                                                                                                (20)

Recognition of stock-based compensation expense                                           29                                  29

Proceeds from exercise of stock options                                                   14                                  14
                                                    -----------------------------------------------------------------------------
 Balance, March 31, 2008                                                             $ 9,018     $ 8,730     $  (407)    $17,341
                                                    =============================================================================


Balance, December 31, 2008                                                           $ 9,328     $ 7,543     $   (25)    $16,846
Comprehensive Income:
     Net Income                                                                                      146
     Net change in unrealized holding loss on
      available-for-sale securities, net of tax
      effect                                                                                                     (97)
           Comprehensive income                                                                                               49

Preferred shares issued as part of Capital
 Purchase Prog.                                            3,770              230                                          4,000
Recognition of stock-based compensation expense                                           14                                  14
                                                    -----------------------------------------------------------------------------
 Balance, March 31, 2009                                 $ 3,770          $   230    $ 9,342     $ 7,689     $  (122)    $20,909
                                                    =============================================================================


                           See accompanying notes to the condensed consolidated financial statements

                         SBT BANCORP, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                       (Dollars in thousands)
                                                                              For the three months ended
                                                                         ---------------------------------
                                                                             3/31/09           3/31/08
                                                                         ---------------   ---------------
Cash flows from operating activities:
   Net income                                                            $          146    $          127
   Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
       Amortization (accretion) of securities, net                                   14                (7)
       Change in deferred loan costs, net                                             7                 -
       Provision for loan losses                                                     52               100
       Depreciation and amortization                                                 67                87
       Impairment of operating lease                                                 (4)                -
       Accretion on impairment of operating lease                                    (7)                -
       Increase in other assets                                                     (43)               (6)
       (Increase) decrease in interest receivable                                   (53)               67
       Income on life insurance policies                                            (13)              (24)
       Decrease in taxes receivable                                                  37                66
       Stock based compensation                                                      14                29
       Decrease in other liabilities                                               (371)             (170)
       Increase (decrease) in interest payable                                        2              (222)
                                                                         ---------------   ---------------

   Net cash (used in) provided by operating activities                             (152)               47
                                                                         ---------------   ---------------

Cash flows from investing activities:
   Proceeds from maturities of interest-bearing time deposits with
    other banks                                                                   1,965                 -
   Purchases of available-for-sale securities                                    (5,525)           (3,945)
   Proceeds from maturities of available-for-sale securities                      2,986             4,774
   Loan originations and principal collections, net                              (1,183)             (997)
   Purchase of life insurance policies                                           (2,500)                -
   Capital expenditures                                                             (15)              (18)
                                                                         ---------------   ---------------

   Net cash used in investing activities                                         (4,272)             (186)
                                                                         ---------------   ---------------

Cash flows from financing activities:
   Net increase in demand, NOW, money market and savings deposits                10,661            10,739
   Net increase in time deposits                                                  5,687             1,978
   Net change in short term advances from the Federal Home Loan Bank             (1,000)           (2,000)
   Net increase in securities sold under agreements to repurchase                   146               741
   Proceeds from issuance of preferred and warrant preferred stock                4,000                 -
   Proceeds from exercise of stock options                                            -                14
                                                                         ---------------   ---------------
   Net cash provided by financing activities                                     19,494            11,472
                                                                         ---------------   ---------------

Net increase in cash and cash equivalents                                        15,070            11,333
Cash and cash equivalents at beginning of period                                 16,335            15,754
                                                                         ---------------   ---------------
Cash and cash equivalents at end of period                               $       31,405    $       27,087
                                                                         ===============   ===============
Supplemental disclosures:
   Interest paid                                                                    823             1,083
   Income taxes paid (received)                                                      23               (38)


                           See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity of SBT Bancorp, Inc. (the "Company") for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2008.


NOTE 2 - STOCK BASED COMPENSATION

     At March 31, 2009, the Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). This Statement revised SFAS No. 123, "Accounting for Stock Based Compensation" and superceded Accounting Principles Board ("APB") Opinion No. 25, " Accounting for Stock Issued to Employees", and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the three months ended March 31, 2009, the Company recognized $14,000 in stock-based employee compensation expense. During the three months ended March 31, 2008, the Company recognized $29,000 in stock-based employee compensation expense.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non-controlling minority interests and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this statement did not have a material impact on the Company's financial condition and results of operations.

     In February 2008, the FASB issued FSP FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP provides guidance on how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance will be effective January 1, 2009. The adoption of this new FSP is not expected to have a material effect on the Company's results of operations or financial position.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material impact on the Company's financial condition and results of operations.

     In April 2008, the FASB issured FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." This guidance will be effective January 1, 2009. The adoption is not expected to have a material effect on the Company's results of operations or financial position.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 18, 2008.

     In April 2009, the FASB issued FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSB FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, "Fair Value Measurements,"when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

     In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 amends FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, "Interim Financial Reporting" to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

     In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSB does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.


NOTE 4 - FAIR VALUE MEASUREMENT DISCLOSURES

     As of January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board ("FASB") Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," the Company delayed the application of SFAS No. 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities until January 1, 2009.

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

   Assets and Liabilities Measured at Fair Value on a Recurring Basis

   Securities Available for Sale. The fair value of the Company's available for sale securities portfolio was estimated using Level 2 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and bond's terms and conditions, among other factors. At March 31, 2009, the carrying value and estimated fair value, using Level 2 inputs, of securities available-for-sale was $35.4 million.

   Impaired Loans. The Company's impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. At March 31, 2009 the estimated fair value using Level 2 inputs, of impaired loans was $815,000.


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

     The following information was used in the computation of EPS on both a basic and diluted basis for the quarters ended March 31, 2009 and March 31, 2008:

                      (Dollars in thousands, except per share amounts)
                                                                 For the three months ended
                                                                -----------------------------
                                                                   3/31/09         3/31/08
                                                                -------------   -------------
Basic EPS computation:
   Net income                                                    $       146     $        127
   Cumulative preferred stock dividend earned                             (3)               -
                                                                -------------   -------------
   Net income available to common shareholders                   $       143     $        127
                                                                -------------   -------------

   Weighted average shares outstanding, basic                        864,976          851,028
   Basic EPS                                                     $      0.17     $       0.15
                                                                =============   =============
Diluted EPS computation:
   Net income                                                    $       146     $        127
   Cumulative preferred stock dividend earned                             (3)               -
                                                                -------------   -------------
   Net income available to common shareholders                   $       143     $        127
                                                                -------------   -------------

   Weighted average shares outstanding, assuming dilution            864,976          851,028
   Dilutive potential shares                                               -            7,978
                                                                -------------   -------------
                                                                     864,976          859,006
   Diluted EPS                                                   $      0.17     $       0.15
                                                                =============   =============

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         -----------------------------------------------------------------------
         Results of Operations
         ---------------------

Forward Looking Statements

     When used in this quarterly report on Form 10-Q (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended March 31, 2009. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board ("Fed"); customer deposit disintermediation; changes in customers' acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

     Forward-looking statements included in this Quarterly Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

General

     Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company's financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements not misleading have been made.

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

     Disclosure of the Company's significant accounting policies is included in
Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. One of these significant policies relates to the provision for loan losses. See the heading "Provision for Loan Losses" below for further details about the Bank's current provision.


Results of Operation

Overview

     The Company's net income was $146,000, or $0.17 per basic and diluted share, for the quarter ended March 31, 2009 compared to net income of $127,000, or $0.15 per basic and diluted share, for the quarter ended March 31, 2008. Total assets at the end of first quarter of 2009 were $260 million compared to $220 million at the end of the first quarter of 2008, an increase of $40 million or 18%.

     On March 31, 2009, loans outstanding were $181 million, an increase of $14 million, or 8%, over a year ago. Core deposits (Demand, Savings and NOW accounts) grew by $13 million or 10% over the past twelve months and Time Deposits increased by $25 million or 38% over the same time period. Total deposits ended the quarter at $237 million, $38 million, or 19%, above their March 31, 2008 level.

     Net interest and dividend income plus noninterest income was $2,297,000 in the first quarter compared to $2,187,000 a year ago, an increase of 5%. Net interest and dividend income increased by $120,000 or 6%, driven by the 18% growth in the balance sheet. Income from fees, services and other sources (noninterest income) decreased by $10,000, or 3% over the past twelve months. A $14,000 increase in investment services income was partially offset by a decline in service charge income.

     The Company's net interest margin (taxable equivalent net interest and dividend income divided by average earnings assets) was 3.49% for the first quarter of 2009, compared to 3.93% for the first quarter of 2008. The primary cause of this decline was the much lower level of interest rates in the first quarter of 2009 compared to the first quarter of 2008. Over the past year, the Prime Rate has dropped from 6.5% in January 2008 to its current level of 3.25%.

     Total noninterest expense for the first quarter increased by $149,000, or 7.9%, compared to a year earlier, primarily due to an increase in FDIC insurance premiums and professional (legal) fees. Premises and equipment expense in the first quarter of 2009 declined from the same period in 2008 due to the completion of the Company's market delivery network restructuring in 2008.

     On March 27, 2009 the Company received $4 million in preferred stock equity capital in connection with its participation in the Treasury's Capital Purchase Program. Capital levels for the Simsbury Bank & Trust Company remain well in excess of those required to meet the regulatory "well-capitalized" designation.

----------------------------------------------------------------------------------------------------------------------
                                                       Capital Ratios

                                                           3/31/09
----------------------------------------------------------------------------------------------------------------------
                                                      The Simsbury Bank &             Regulatory Standard For
                                                        Trust Company                     Well-Capitalized
----------------------------------------------------------------------------------------------------------------------
       Tier 1 Leverage Capital Ratio                        8.26%                   greater than or equal to 5.00%
----------------------------------------------------------------------------------------------------------------------
      Tier 1 Risk-Based Capital Ratio                      12.60%                   greater than or equal to 6.00%
----------------------------------------------------------------------------------------------------------------------
       Total Risk-Based Capital Ratio                      13.85%                   greater than or equal to 10.00%
----------------------------------------------------------------------------------------------------------------------



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

     Net interest and dividend income plus noninterest income was $2,297,000 in the first quarter of 2009 compared to $2,187,000 in the first quarter of 2008. The Company's net interest margin, defined as the ratio of taxable, equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased from 3.93% for the quarter ending March 31, 2008 to 3.49% for the quarter ending March 31, 2009. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits, decreased from 3.45% for the quarter ending March 31, 2008 to 3.20% for the quarter ending March 31, 2009. The Bank's net yield on interest earning assets decreased during the first quarter of 2009 to 4.90% as compared to 5.69% for the first quarter of 2008, while the cost of deposits decreased from 2.24% for the first quarter of 2008 to 1.69% for the first quarter of 2009.

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

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as determined by the Company's guidelines. The total allowance for loan losses at March 31, 2009 was $2,061,000 or 1.14% of outstanding loans as compared to $2,009,000 or 1.21% of outstanding loans as of March 31, 2008. The provision for loan losses was $52,000 for the quarter ended March 31, 2009. The bank charged off two loans for $8,700 for the first quarter of 2009 and one loan for $16,000 for the first quarter of 2008. During the first quarter of 2009 the bank had a recovery for $207 and none for the first quarter of 2008. The Bank believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

     Total noninterest income for the first three months of 2009 was $287,000, a decrease of $10,000 compared to $297,000 of total noninterest income in the first three months of 2008. At March 31, 2009, the Bank had approximately 20,200 deposit accounts, a slight decrease from the approximately 20,500 accounts at quarter end March 31, 2008 The major portion of noninterest income is derived from service and overdraft charges.

     Total noninterest expense for the first three months of 2009 was $2,039,000, an increase of $149,000 over total noninterest expense of $1,890,000 for the first three months of 2008. The ratio of annualized operating expenses to average assets was 3.31% for the first quarter of 2009 compared to 3.67% for the first quarter of 2008.

     Salaries and employee benefits comprised approximately 51% and 55% of total noninterest expense in the first three months for 2009 and 2008 respectively. Other major categories included premises and equipment at approximately 18% and 22% in the first three months of 2009 and 2008, respectively; advertising and promotions at approximately 4% and 3% in the first three months of 2009 and 2008 respectively; and professional fees at approximately 5% and 1% in the first three months of 2009 and 2008, respectively

Financial Condition

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

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At March 31, 2009, the Bank had sixteen securities with a book value totaling $5,414,592 pledged for such purposes. At March 31, 2008, the Bank had fifteen securities with a book value totaling $5,048,133 pledged for such purposes.

     As of March 31, 2009 and 2008, the Bank's investment portfolio consisted of U.S. Government and Agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities and U.S. Government sponsored Agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

     The fair market value of investments in available-for-sale securities was $35,363,000 and $22,376,000 which are 0.6% and 2.9% below book value as of March 31, 2009 and March 31, 2008, respectively. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

     Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In November 2006, the Financial Accounting Standards Board issued Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amended SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities, No. 124", "Accounting for Certain Investments Held By Not-for-Profit Organizations", and APB Opinion 18, "The Equity Method of Accounting for Investments in Common Stock". Management evaluates the Company's investment portfolio on an on-going basis. As of March 31, 2009, there were no investment securities in the investment portfolio that manangement determined to be Other-Than-Temporarily Impaired.

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

     The Bank sold two loans in the three months ended March 31, 2009 with a combined principal balance of $365,000 which resulted in a gain of $2,663. There were no sold loans in the first quarter of 2008. The Bank currently has agreements in place to sell loans to Freddie Mac and SunTrust.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank has an agreement with BCI Financial Corp ("BCI") to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of March 31, 2009, the Bank had approximately $2,439,000 in auto loans purchased from BCI on its books as compared with March 31, 2008, at which time the Bank had approximately $4,886,000 in auto loans purchased from BCI on its books.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank's capital and reserves. Credit equaling an additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of March 31, 2009, the Bank's lending limits were $3,342,532 and $5,570,886, respectively. As of March 31, 2008, these lending limits were $2,826,344 and $4,710,574, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries. However, as of March 31, 2009, approximately 73% of the Bank's loans were secured by residential real property located in Connecticut, unchanged compared to March 31, 2008.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had seventeen nonaccrual loans at March 31, 2009 with a balance of approximately $911,000. The Bank had one nonaccrual loan with a balance of $1,000 as of March 31, 2008.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of March 31, 2009 and 2008, no OREO was held by the Bank.

     Nonpayment of loans is an inherent risk in the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank requires that most loans be approved by at least two officers, one of whom must be an executive officer. Commercial loans greater than $100,000 as well as other loans in certain circumstances must be approved by the Loan Committee of the Bank's Board of Directors.

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

     There were fifty-six classified loans with combined outstanding balances of $8,925,228 as of March 31, 2009. There were twenty-nine classified loans with a combined outstanding balance of $6,782,940 as of March 31, 2008. The bank has no exposure to sub-prime loans in its loan portfolio. The increase in classified loans was due to the continued effects of a slower residential development market in a segment of the Bank's portfolio. The Bank's overall asset quality and loan loss reserves of 1.14% of loans compares very well to its peer banks.

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

Deposits

     Deposits are the Bank's primary source of funds. At March 31, 2009, the Bank had a deposit mix of 29% checking, 33% savings and 38% certificates. The Bank's net interest income is enhanced by its percentage of noninterest bearing deposits. As of March 31, 2008, the deposit mix was 35% checking, 32% savings and 33% certificates. At March 31, 2009, nineteen percent of the total deposits of $237.2 million were noninterest bearing as compared with March 31, 2008 at which time twenty percent of the Bank's total deposits of $199.5 million were noninterest bearing. As of March 31, 2009 and 2008, the Bank had $19,621,000 and $9,109,000, respectively, in deposits from public sources.

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

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank is a member of Promontory Interfinancial Network LLC's Certificate of Deposit Account Registry Service ("CDARS"). This allows the Bank to offer its customers FDIC insurance on Certificates of Deposit in amounts greater than $100,000 by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of March 31, 2009 the Bank had $3,242,000 deposits in the CDARS network and none as of March 31, 2008. The Bank had no other brokered deposits as of March 31, 2009 and March 31, 2008.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal Funds sold, and available-for-sale securities. As of March 31, 2009, the Bank's liquidity ratio was 28.1%, defined as the sum of $10.1 million in Federal Funds sold, $35.4 million in available-for-sale securities, $11.5 million in cash and due from banks, $271,000 in interest-bearing deposits with the Federal Home Loan Bank and $9.5 million in money market mutual funds as a percentage of deposits. This ratio was 24.8% at March 31, 2008 defined as the sum of $11.9 million in Federal Funds sold, $22.4 million in available-for-sale securities, $11.6 million in cash and due from banks, $3.5 million in interest-bearing deposits with Federal Home Loan Bank, and $87,000 in money market mutual funds as a percentage of deposits.

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

     At March 31, 2009 and 2008, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

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

     Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through March 31, 2009, inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Fed. Based on the Bank's interest rate sensitivity position, the Bank benefits in the short term from rising interest rates and is adversely affected by falling interest rates. As such, indirectly, the management of the money supply by the Fed to control the rate of inflation has an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not required.


Item 4T.  Controls and Procedures

     The Company has initiatives in place to ensure compliance with the Sarbanes-Oxley Act of 2002. The Company has an Internal Compliance Committee that is responsible for the monitoring of and compliance with all federal regulations. This committee makes reports on compliance matters to the Audit and Compliance Committee of the Company's Board of Directors.

Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

     As used herein, "disclosure controls and procedures" mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive, and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          -----------------

     None.

Item 1A.  Risk Factors.
          ------------

     Not required.

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

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     None.

Item 5.   Other Information.
          -----------------

     None.

Item 6.   Exhibits
          --------

                  Exhibit No.     Description
                  -----------     -----------
                  3(i)            Certificate of Incorporation (incorporated by
                                  reference to Exhibit 3(i) of the Company's
                                  Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

                  3(ii)           Bylaws (incorporated by reference to Exhibit
                                  3.2 of the Company's Form 8K12G3 filed with the Securities and Exchange Commission on March 7, 2006)

                  4.1 Warrant, dated March 27, 2009, to purchase up to 200.002 shares of Warrant Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on March 30, 2009)

                  10.1 Letter Agreement, dated March 27, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Preferred Stock and the Warrant (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 30, 2009)

                  10.2 Side Letter, dated March 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on March 30, 2009)

                  10.3            Form of Waiver, executed by each of Messrs.
                                  Martin J. Geitz, Anthony F. Bisceglio and Paul
                                  R. Little (incorporated by reference to
                                  Exhibit 10.3 of the Company's Form 8-K filed on March 30, 2009)

                  10.4 Form of Senior Executive Officer Agreement, executed by each of Messrs. Martin J. Geitz, Anthony F. Bisceglio and Paul R. Little (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on March 30, 2009)

                  31.1 Section Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

                  31.2 Section Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

                  32.1            Section 1350 Certification by Chief Executive
                                  Officer

                  32.2            Section 1350 Certification by Chief Financial
                                  Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SBT BANCORP, INC.


Date:  May 14, 2009                         By:   /s/ Martin J. Geitz
                                                  ------------------------------
                                                  Martin J. Geitz
                                                  Chief Executive Officer


Date:  May 14, 2009                         By:  /s/ Anthony F. Bisceglio
                                                 -------------------------------
                                                 Anthony F. Bisceglio
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


          3(i) Certificate of Incorporation (incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

          3(ii) Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8K12G3 filed with the Securities and Exchange Commission on March 7, 2006)

          4.1 Warrant, dated March 27, 2009, to purchase up to 200.002 shares of Warrant Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on March 30, 2009)

          10.1 Letter Agreement, dated March 27, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Preferred Stock and the Warrant (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 30, 2009)

          10.2 Side Letter, dated March 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on March 30, 2009)

          10.3 Form of Waiver, executed by each of Messrs. Martin J. Geitz, Anthony F. Bisceglio and Paul R. Little (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on March 30, 2009)

          10.4 Form of Senior Executive Officer Agreement, executed by each of Messrs. Martin J. Geitz, Anthony F. Bisceglio and Paul R. Little (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed on March 30, 2009)

          31.1 Section Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

          31.2 Section Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

          32.1      Section 1350 Certification by Chief Executive Officer

          32.2      Section 1350 Certification by Chief Financial Officer