Form 10-Q
period 2009-06-30
SBT Bancorp, Inc.
filed 2009-08-14
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number:  000-51832


                                SBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Connecticut                                       20-4346972
---------------------------------------         --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


760 Hopmeadow Street, P.O. Box 248, Simsbury, CT             06070
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

     As of July 31, 2009, the registrant had outstanding 864,976 shares of its Common Stock, no par value.

                                TABLE OF CONTENTS

                                SBT Bancorp, Inc.

                                                                                                           Page No.
                                                                                                           --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2009 and 2008 (unaudited)
         and December 31, 2008                                                                                    4

         Condensed Consolidated Statements of Income for the Three and Six Months Ended
         June 30, 2009 and 2008 (unaudited)                                                                       5

         Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six
         Months Ended June 30, 2009 and 2008 (unaudited)                                                          6

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2009 and 2008 (unaudited)                                                                       7

         Notes to Condensed Consolidated Financial Statements - (unaudited)                                  8 - 12

Item 2.  Management's Discussion and Analysis of  Financial Condition and Results of Operations             12 - 19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                              19

Item 4T.  Controls and Procedures                                                                                20


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       20

Item 1A. Risk Factors                                                                                            20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                             20

Item 3.  Defaults Upon Senior Securities                                                                         20

Item 4.  Submission of Matters to a Vote of Security Holders                                                     20

Item 5.  Other Information                                                                                       21

Item 6.  Exhibits.                                                                                               21

SIGNATURES                                                                                                       22

EXHIBIT INDEX                                                                                                    23

                                    PART I - FINANCIAL INFORMATION
                                          SBT BANCORP, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands, except for share amounts)

ASSETS                                                           6/30/09      12/31/08      6/30/08
------                                                           -------      --------      -------
                                                               (Unaudited)                (Unaudited)
Cash and due from banks                                            $13,011    $  11,392     $  18,992
Interest-bearing deposits with the Federal Home Loan Bank               55          116            65
Federal funds sold                                                   7,870        1,800         2,000
Money market mutual funds                                            8,882        3,027           287
                                                              ------------- ------------ -------------
    Cash and cash equivalents                                       29,818       16,335        21,344

Interest-bearing time deposits with other banks                      5,398        7,320             -
Investments in available-for-sale securities (at fair value)        45,507       32,997        20,241
Federal Home Loan Bank stock, at cost                                  631          631           631


Loans outstanding                                                  178,559      180,091       178,079
    Less allowance for loan losses                                   2,132        2,017         2,036
                                                              ------------- ------------ -------------
                Loans, net                                         176,427      178,074       176,043
                                                              ------------- ------------ -------------

Premises and equipment                                                 747          846         1,083
Accrued interest receivable                                            921          836           766
Bank owned life insurance                                            3,759        1,204         1,181
Other assets                                                         2,639        2,513         1,784
                                                              ------------- ------------ -------------
                Total other assets                                   8,066        5,399         4,814
                                                              ------------- ------------ -------------

                TOTAL ASSETS                                      $265,847    $ 240,756     $ 223,073
                                                              ============= ============ =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Demand deposits                                                 $ 40,513    $  38,288     $  41,707
  Savings and NOW deposits                                         108,505       98,264        97,266
  Time deposits                                                     93,898       84,327        60,616
                                                                ----------- ------------ -------------
                Total deposits                                     242,916      220,879       199,589

Federal Home Loan Bank advance                                           -        1,000           500
Securities sold under agreements to repurchase                         757          577         4,553
Other liabilities                                                    1,096        1,454           899
                                                                ----------- ------------ -------------
                Total liabilities                                  244,769      223,910       205,541
                                                                ----------- ------------ -------------
Stockholders' equity:
   Preferred Stock - Class A                                         3,781            -             -
   Preferred Stock - Class B                                           228            -             -
   Common stock, no par value; authorized 2,000,000 shares;
    issued and outstanding 864,976 shares on 6/30/09,
    12/31/08 and 6/30/08                                             9,358        9,328         9,263
   Retained earnings                                                 7,766        7,543         8,812
   Accumulated other comprehensive loss                                (55)         (25)         (543)
                                                                ----------- ------------ -------------
                Total stockholders' equity                          21,078       16,846        17,532
                                                                ----------- ------------ -------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $265,847    $ 240,756     $ 223,073
                                                              ============= ============ =============

              See accompanying notes to the condensed consolidated financial statements

                                                         SBT BANCORP, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)

                                        (Dollars in thousands, except for per share amounts)

                                                                                For the quarter ended     For the six months ended
                                                                             --------------------------- ---------------------------
                                                                                6/30/09       6/30/08      6/30/09       6/30/08
                                                                             ------------- ------------- ----------- ---------------
Interest and dividend income
   Interest and fees on loans                                                $       2,399 $       2,414 $     4,807 $         4,808
   Investment securities                                                               478           269         900             585
   Federal funds sold and overnight deposits                                             4            44           9              85
                                                                             ------------- ------------- ----------- ---------------
      Total interest and dividend income                                             2,881         2,727       5,716           5,478
                                                                             ------------- ------------- ----------- ---------------

Interest expense
   Deposits                                                                            729           696       1,544           1,544
   Repurchase Agreements                                                                 1            22           4              33
   Federal Home Loan Bank advances                                                       -             -           7               2
                                                                             ------------- ------------- ----------- ---------------
      Total interest expense                                                           730           718       1,555           1,579
                                                                             ------------- ------------- ----------- ---------------

   Net interest and dividend income                                                  2,151         2,009       4,161           3,899

Provision for loan losses                                                               78           100         130             200
                                                                             ------------- ------------- ----------- ---------------
   Net interest and dividend income after provision for loan losses                  2,073         1,909       4,031           3,699
                                                                             ------------- ------------- ----------- ---------------

Noninterest income
   Service charges on deposit accounts                                                 134           121         236             234
   Gain on sales of available-for-sale securities                                        -            10           -              10
   Other service charges and fees                                                      148           152         268             282
   Increase in cash surrender value of life insurance policies                          42            14          55              38
   BOLI death benefit income                                                             -           328           -             328
   Gain on loans sold                                                                   40             -          43               -
   Investment Services fees and commissions                                             17            30          47              46
   Other income                                                                         27            30          46              44
                                                                             ------------- ------------- ----------- ---------------
      Total noninterest income                                                         408           685         695             982
                                                                             ------------- ------------- ----------- ---------------

Noninterest expense
   Salaries and employee benefits                                                    1,022         1,010       2,069           2,041
   Premises and equipment                                                              363           368         736             777
   Advertising and promotions                                                           99           106         179             170
   Forms and supplies                                                                   48            45          88              83
   Professional fees                                                                   162            72         270             100
   Directors' fees                                                                      33            34          66              67
   Correspondent charges                                                                73            59         139             112
   Postage                                                                              24            30          49              58
   Other expenses                                                                      351           301         618             507
                                                                             ------------- ------------- ----------- ---------------
      Total noninterest expense                                                      2,175         2,025       4,214           3,915
                                                                             ------------- ------------- ----------- ---------------

      Income before taxes                                                              306           569         512             766

   Income tax provision                                                                 85            71         145             141
                                                                             ------------- ------------- ----------- ---------------
      Net income                                                             $         221 $         498 $       367 $           625
                                                                             ============= ============= =========== ===============
   Less: Preferred stock dividend and accretion                              $          64 $           - $        67 $             -
                                                                             ------------- ------------- ----------- ---------------
   Net income available to common shareholders                               $         157 $         498 $       300 $           625
                                                                             ============= ============= =========== ===============
   Average shares outstanding, basic                                               864,976       859,031     864,976         855,029
   Net income available per common share, basic                              $        0.18 $        0.58 $      0.35 $          0.73
                                                                             ============= ============= =========== ===============

   Average shares outstanding, assuming dilution                                   864,976       862,729     864,976         860,791
   Net income available per common share, assuming dilution                  $        0.18 $        0.58 $      0.35 $          0.73

                             See accompanying notes to the condensed consolidated financial statements

                                                         SBT BANCORP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)
                                                                                                            Accumulated
                                                                                                               Other
                                                        Preferred Stock Preferred Stock Common   Retained  Comprehensive
                                                           - Class A       - Class B      Stock   Earnings     Loss         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2007                                            -              -  $  8,975 $  8,603  $       (260) $   17,318
Comprehensive income:
    Net income                                                                                        625
    Net change in unrealized holding loss on
     available-for-sale securities, net of tax effect                                                              (283)
        Comprehensive income                                                                                                    342

Recognition of stock-based compensation expense                                               60                                 60
Tax benefit on disqualified options exercised                                                 33                                 33
Proceeds from exercise of stock options                                                      195                                195
Cash dividend paid                                                                                   (416)                     (416)
                                                        ----------------------------------------------------------------------------
 Balance, June 30, 2008                                                                 $  9,263 $  8,812  $       (543) $   17,532
                                                        ============================================================================

Balance, December 31, 2008                                                              $  9,328 $  7,543  $        (25) $   16,846
Comprehensive Income:
    Net income                                                                                        367
    Net change in unrealized holding loss on
     available-for-sale securities, net of tax effect                                                               (30)
          Comprehensive income                                                                                                  337
Dividends Paid:
    Common stock                                                                                     (105)                     (105)
    Class A preferred stock                                                                           (27)                      (27)
    Class B preferred stock                                                                            (3)                       (3)
      Accretion of Class A preferred stock premium                   11                               (11)
      Amortization of Class B preferred stock premium                               (2)                 2

Preferred shares issued as part of Capital Purchase
 Program                                                          3,770            230                                        4,000
Recognition of stock-based compensation expense                                               30                                 30
                                                        ----------------------------------------------------------------------------
 Balance, June 30, 2009                                  $        3,781           $228  $  9,358 $  7,766  $        (55) $   21,078
                                                        ============================================================================

                             See accompanying notes to the condensed consolidated financial statements

                                          SBT BANCORP, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                        (Dollars in thousands)

                                                                        For the six months ended
                                                                   -----------------------------------
                                                                        6/30/09            6/30/08
                                                                   ------------------   --------------
Cash flows from operating activities:
   Net income                                                                   $367             $625
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization (accretion) of securities, net                                 48               (5)
      Change in deferred loan costs, net                                          31                -
      Provision for loan losses                                                  130              200
      Depreciation and amortization                                              138              173
      Impairment of operating lease                                              (30)               -
      Accretion on impairment of operating lease                                   7                -
      Increase in other assets                                                  (177)             (60)
      (Increase) decrease in interest receivable                                 (85)              42
      Decrease in unearned income                                                  -              (19)
      Decrease (increase) in taxes receivable                                     92              (26)
      Stock based compensation                                                    30               60
      Decrease in other liabilities                                             (350)            (342)
      Increase in cash surrender value of bank owned life insurance              (55)             (38)
      BOLI death benefit income                                                    -             (328)
      Increase (decrease) in interest payable                                     15             (229)
                                                                   ------------------   --------------

   Net cash provided by operating activities                                     161               53
                                                                   ------------------   --------------

Cash flows from investing activities:
   Proceeds from maturities of interest-bearing time deposits with
    other banks                                                              1,922                  -
   Purchases of available-for-sale securities                              (19,046)            (3,945)
   Proceeds from maturities of available-for-sale securities                 6,438              6,684
   Loan originations and principal collections, net                          1,485            (12,459)
   Redemptions of life insurance policies                                        -              1,003
   Purchase of life insurance policies                                      (2,500)                 -
   Capital expenditures                                                        (60)               (31)
   Recovery of previously charged-off loans                                      1                  -
                                                                   ----------------      -------------

   Net cash used in investing activities                                   (11,760)            (8,748)
                                                                   ----------------      -------------

Cash flows from financing activities:
   Net increase in demand, NOW, money market and savings deposits           12,466             15,333
   Net increase (decrease) in time deposits                                  9,571             (2,550)
   Net change in short term advances from the Federal Home Loan Bank        (1,000)            (1,500)
   Net increase in securities sold under agreements to repurchase              180              3,190
   Cash dividends paid                                                        (135)              (416)
   Proceeds from issuance of preferred and warrant preferred stock           4,000                  -
   Proceeds from exercise of stock options                                       -                228
                                                                   ----------------      -------------
   Net cash provided by financing activities                                25,082             14,285
                                                                   ----------------      -------------

Net increase in cash and cash equivalents                                   13,483              5,590
Cash and cash equivalents at beginning of period                            16,335             15,754
                                                                   ----------------      -------------
Cash and cash equivalents at end of period                          $       29,818        $    21,344
                                                                   ================      =============
Supplemental disclosures:
   Interest paid                                                             1,540              1,808
   Income taxes paid                                                            53                135

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


NOTE 2 - STOCK BASED COMPENSATION

     At June 30, 2009, the Company maintains a stock-based employee compensation plan. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). This Statement revised SFAS No. 123, "Accounting for Stock Based Compensation" and superceded Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the six months ended June 30, 2009, the Company recognized $30,000 in stock-based employee compensation expense. During the six months ended June 30, 2008, the Company recognized $60,000 in stock-based employee compensation expense.


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

     In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP provides guidance as to factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." This guidance will be effective January 1, 2009. The adoption is not expected to have a material effect on the Company's results of operations or financial position.

     In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard formalizes minor changes in prioritizing accounting principles used in the preparation of financial statements that are presented in conformity with GAAP. This standard became effective November 18, 2008.

     In April 2009, the FASB issued FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSB FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of this FSP on its financial condition and results of operations.

       In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 amends FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. APB 28-1 amends APB Opinion No. 28, "Interim Financial Reporting" to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The adoption of this FSP did not have a material impact on its financial condition and results of operations.

       In April 2009, the FASB issued FASB Staff Position 115-2 and 124-2, "Recognition and Presentation of Other-than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSB does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on its financial condition and results of operations.


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

         Level 2 Inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

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

   Assets and Liabilities Measured at Fair Value on a Recurring Basis

   Securities Available for Sale. The fair value of the Company's available for sale securities portfolio was estimated using Level 2 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and bond's terms and conditions, among other factors. At June 30, 2009, the carrying value and estimated fair value, using Level 2 inputs, of securities available-for-sale was $45.5 million.

   Impaired Loans. The Company's impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. At June 30, 2009 the estimated fair value, using Level 2 inputs, of impaired loans was $1,206,000.

   The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of June 30, 2009 and December 31, 2008:

                                                                           (Dollars in thousands)
                                                                 June 30, 2009               December 31, 2008
                                                          ----------------------------   ---------------------------
                                                           Carrying       Fair value      Carrying      Fair value
                                                            amount                         amount
                                                          ------------   -------------   ------------   ------------
Financial assets:
     Cash and cash equivalents                               $ 29,818        $ 29,818       $ 16,335       $ 16,335
     Interest-bearing time deposits with other banks            5,398           5,519          7,320          7,414
     Available-for-sale securities                             45,507          45,507         32,997         32,997
     Federal Home Loan Bank stock                                 631             631            631            631
     Loans, net                                               176,427         178,306        178,074        179,899
     Accrued interest receivable                                  921             921            836            836

Financial liabilities:
     Deposits                                                 242,916         243,879        220,879        220,595
     Federal Home Loan Bank advances                                -               -          1,000          1,000
     Securities sold under agreements to repurchase               757             757            577            577


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

     The following information was used in the computation of EPS on both a basic and diluted basis for the quarters ended June 30, 2009 and June 30, 2008:

                      (Dollars in thousands, except per share amounts)
                                                                For the three months ended
                                                              ------------------------------
                                                                 6/30/09          6/30/08
                                                              --------------   -------------
Basic EPS computation:
   Net income                                                 $         221    $         498
   Preferred stock net accretion                                        (10)               -
   Preferred stock dividend paid                                        (29)               -
   Cumulative preferred stock dividend earned                           (25)               -
                                                              --------------   -------------
   Net income available to common shareholders                $         157    $         498

   Weighted average shares outstanding, basic                       864,976          859,031
   Basic EPS                                                  $        0.18    $        0.58
                                                              ==============   =============
Diluted EPS computation:
   Net income                                                 $         221    $         498
   Preferred stock net accretion                                        (10)               -
   Preferred stock dividend paid                                        (29)               -
   Cumulative preferred stock dividend earned                           (25)               -
                                                              --------------   -------------
   Net income available to common shareholders                $         157    $         498

   Weighted average shares outstanding, assuming dilution           864,976          859,031
   Dilutive potential shares                                              -            3,698
                                                              --------------   -------------
                                                                    864,976          862,729
   Diluted EPS                                                $        0.18    $        0.58
                                                              ==============   =============


                      (Dollars in thousands, except per share amounts)
                                                                 For the six months ended
                                                              ------------------------------
                                                                 6/30/09          6/30/08
                                                              --------------   -------------
Basic EPS computation:
   Net income                                                 $         367    $         625
   Preferred stock net accretion                                        (10)               -
   Preferred stock dividend paid                                        (29)               -
   Cumulative preferred stock dividend earned                           (28)               -
                                                              --------------   -------------
   Net income available to common shareholders                $         300    $         625

   Weighted average shares outstanding, basic                       864,976          855,029
   Basic EPS                                                  $        0.35    $        0.73
                                                              ==============   =============
Diluted EPS computation:
   Net income                                                 $         367    $         625
   Preferred stock net accretion                                        (10)               -
   Preferred stock dividend paid                                        (29)               -
   Cumulative preferred stock dividend earned                           (28)               -
                                                              --------------   -------------
   Net income available to common shareholders                $         300    $         625

   Weighted average shares outstanding, assuming dilution           864,976          855,029
   Dilutive potential shares                                              -            5,762
                                                              --------------   -------------
                                                                    864,976          860,791
   Diluted EPS                                                $        0.35    $        0.73
                                                              ==============   =============

NOTE 6 - OTHER THAN TEMPORARY IMPAIRMENT

     The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:

                                                 (Dollars in thousands)
                      -----------------------------------------------------------------------------
                         Less than 12 months      12 Months or longer              Total
                      -------------------------  ----------------------  --------------------------
                         Fair      Unrealized     Fair     Unrealized      Fair       Unrealized
                         value        losses       value      losses       value         losses
                      -----------  ------------  --------  ------------  ---------  ---------------

June 30, 2009
 Debt securities
  issued by the U.S.
  Treasury and other
  U.S. govt
  corporations and
  agencies                $ 6,422          $ 77    $    -          $  -    $ 6,422             $ 77
 Obligations of
  states and
  municipalities            3,120            57     1,321            75      4,440              132
 Corporate debt
  securities                    -             -         -             -          -                -
 Mortgage-backed
  securities                4,696            53     1,598           312      6,295              365
                      -----------  ------------  --------  ------------  ---------  ---------------
   Total temporarily
    impaired
    securities            $14,238          $187    $2,919          $387    $17,157             $574
                      ===========  ============  ========  ============  =========  ===============

     The investments in the Company's investment portfolio that are temporarily impaired as of June 30, 2009 consist of debt issued by states of the United States and political subdivisions of the states, U.S. corporations, and U.S. government corporations and agencies. Company management considers investments with an unrealized loss as of June 30, 2009 to be only temporarily impaired because the impairment is attributable to changes in market interest rates and current market inefficiencies. Company management anticipates that the fair value of securities that are currently impaired will recover to cost basis. As management has the ability to hold securities for the foreseeable future, no declines are deemed to be other than temporary.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Forward-Looking Statements

     When used in this quarterly report on Form 10-Q (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended June 30, 2009. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board ("Fed"); customer deposit disintermediation; changes in customers' acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

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

     The Company's only business is its investment in The Simsbury Bank & Trust Company (the "Bank"), which is a community oriented financial institution providing a variety of banking and investment services. The Bank offers a full range of banking services including commercial loans, term real estate loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; safe deposit and other customary non-deposit banking services to consumers and businesses in north central Connecticut.

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

Results of Operation

Overview

     For the quarter ended June 30, 2009, the Company earned net income of $221,000 and net income available to common shareholders of $157,000 or $0.18 per basic and diluted common share. For the six months ended June 30, 2009, net income amounted to $367,000 and net income available to common shareholders equaled $300,000 or $0.35 per basic and diluted common share.

Key items for the quarter include:

     o Driven by strong deposit growth, total assets grew by $43 million, or 19%, compared to June 30, 2008 resulting in a 7% increase in net interest income.

     o While the Company's loan portfolio remains relatively low risk with exposure to commercial real estate loans at a conservative level, the Company's loan loss reserve coverage ratio was increased to 1.19% of total loans and 152% of non-performing loans.

     o The Company's capital position remained very strong, with capital ratios well in excess of well-capitalized regulatory standards.

     o An increase in FDIC insurance premiums negatively impacted operating expenses.

     o During the quarter, the Company paid its first preferred stock dividend.

The Company's previous year's net income was impacted by non-recurring income of $328,000 for Bank Owned Life Insurance death benefits. Excluding this item, second quarter 2008 net income and net income available to common shareholders would have been $170,000 or $0.20 per diluted share. The following table compares 2009 to 2008 excluding this non-recurring item:

---------------------------------------------------------------------------------------------
                              Excluding 2008 Non-Recurring Item
---------------------------------------------------------------------------------------------
                                      For the Quarter Ended              Year to Date
---------------------------------------------------------------------------------------------
                                     06/30/09      06/30/08        06/30/09       06/30/08
---------------------------------------------------------------------------------------------
         Net Income (000)              $221          $170            $367           $297
---------------------------------------------------------------------------------------------
   Income Available to Common
        Shareholders (000)             $157          $170            $300           $297
---------------------------------------------------------------------------------------------
     Diluted Income Per Share          $0.18        $0.20            $0.35         $0.35
---------------------------------------------------------------------------------------------

     On June 30, 2009, loans outstanding were $179 million, an increase of $1 million over a year ago. Since June 30, 2008, commercial loans increased by 8% and residential mortgages by 2%. Mortgage loan growth does not reflect the $3.2 million in mortgages originated but sold as part of the Bank's asset / liability management strategy. Sale of these mortgages resulted in a $43,000 contribution to fee income. Asset quality continued to be stable. At June 30, 2009, loans 30 days or more past due, including non-performing loans, totaled $2.6 million, or 1.46% of total loans compared to $2.9 million, or 1.63% at March 31, 2009. Non-performing loans were $1.4 million, or 0.78% of total loans compared to $911 thousand at March 31, 2009, or 0.50% of loans. Total exposure to builder and land development loans and non-owner occupied commercial real estate remained relatively low compared to many peer banks at $13.1 million on June 30, 2009, equal to 7% of total loans and 62% of total capital. With a loan loss provision of $78,000 during the quarter, the Company's allowance for loan losses at June 30, 2009 was $2.132 million or 1.19% of total loans compared to the previous year's quarter-end allowance for loan losses of $2.036 million or 1.14% of total loans and the March 31, 2009 total of $2.061 million or 1.14% of loans.

     Core deposits (Demand, Savings, and NOW accounts) grew by $10 million or 7% over the past twelve months. Total deposits ended the quarter at $243 million, an increase of $43 million, or 22%, over a year ago. The Bank's deposit mix continued to be favorable with 31% checking, 30% savings and 39% certificates of deposit contributing to a relatively low cost of funds of 1.43%.

     The Company's taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) increased by 8 basis points from 3.49% in the first quarter of 2009 to 3.57% in the second quarter of 2009. The margin declined by 48 basis points when compared to the second quarter of 2008.

     Total revenues, consisting of net interest and dividend income plus non-interest income, were $2,559,000 in the second quarter of 2009. Revenues for the second quarter of 2008 were impacted by non-recurring revenue of $328,000 for Bank Owned Life Insurance death benefit income. Excluding this item, second quarter 2008 total revenues were $2,366,000. Compared to 2008, second quarter 2009 total revenues, excluding non-recurring items, increased by $193,000, or 8%. The primary contributor to revenue enhancement over this period was an increase in net interest income resulting from deposit, loan, and investment portfolio growth.

     Total non-interest expenses for the second quarter was $2,175,000, an increase of $150,000 or 7% over the second quarter of 2008 primarily due to an increase in FDIC insurance premium and one-time professional fees related to issuing preferred stock. Salary and benefit expenses increased 1% due to the filling of open positions. Premises and equipment expenses have declined 5% year to date.

     Capital levels for the Simsbury Bank & Trust Company remain well in excess of those required to meet the regulatory "well-capitalized" designation.

---------------------------------------------------------------------------------------------
                                   Capital Ratios 6/30/09
---------------------------------------------------------------------------------------------
                                      The Simsbury Bank &     Regulatory Standard for Well-
                                          Trust Company              Capitalized Banks
---------------------------------------------------------------------------------------------
   Tier 1 Leverage Capital Ratio             7.85%            greater than or equal to 5.00%
---------------------------------------------------------------------------------------------
  Tier 1 Risk-Based Capital Ratio            12.67%           greater than or equal to 6.00%
---------------------------------------------------------------------------------------------
  Total Risk-Based Capital Ratio             13.92%           greater than or equal to 10.00%
---------------------------------------------------------------------------------------------


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

     Net interest and dividend income plus noninterest income was $2,559,000 in the second quarter of 2009 compared to $2,366,000 excluding non-recurring revenue of $328,000 for Bank Owned Life Insurance death benefit income in the second quarter of 2008. The Company's net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased from 4.05% for the quarter ending June 30, 2008 to 3.57% for the quarter ending June 30, 2009. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased from 3.68% for the quarter ending June 30, 2008 to 3.33% for the quarter ending June 30, 2009. The Bank's yield on interest earning assets decreased during the second quarter of 2009 to 4.76% as compared to 5.47% for the second quarter of 2008, while the cost of deposits and borrowings decreased from 1.77% for the second quarter of 2008 to 1.44% for the second quarter of 2009.

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

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as determined by the Company's guidelines. The total allowance for loan losses at June 30, 2009 was $2,132,000 or 1.19% of outstanding loans as compared to $2,036,000 or 1.14% of outstanding loans as of June 30, 2008. The provision for loan losses was $78,000 for the quarter ended June 30, 2009. The Bank charged off two loans for $7,225 for the second quarter of 2009 and five loans for $72,153 for the second quarter of 2008. During the second quarter of 2009 the Bank had recoveries of $920 and one of $182 for the second quarter of 2008. The Bank believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

     Total noninterest income for the first six months of 2009 was $695,000, an increase of $41,000 compared to $654,000 (excluding non-recurring revenue of $328,000 for Bank Owned Life Insurance death benefit income) in the first six months of 2008. At June 30, 2009, the Bank had approximately 20,500 deposit accounts, unchanged from the approximately 20,500 accounts at quarter end June 30, 2008 The major portion of noninterest income is derived from service and overdraft charges.

     Total noninterest expense for the first six months of 2009 was $4,214,000, an increase of $299,000 over total noninterest expense of $3,915,000 for the first six months of 2008. The ratio of annualized operating expenses to average assets was 3.34% for the second quarter of 2009 compared to 3.71% for the second quarter of 2008.

     Salaries and employee benefits comprised approximately 49% and 52% of total noninterest expense in the first six months for 2009 and 2008, respectively. Other major categories included premises and equipment at approximately 17% and 20% in the first six months of 2009 and 2008, respectively; advertising and promotions at approximately 4% in the first six months of 2009 and 2008 and professional fees at approximately 6% and 3% in the first six months of 2009 and 2008, respectively.

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

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At June 30, 2009, the Bank had sixteen securities with a book value totaling $5,381,735 pledged for such purposes. At June 30, 2008, the Bank had fifteen securities with a book value totaling $5,023,550 pledged for such purposes.

     As of June 30, 2009 and 2008, the Bank's investment portfolio consisted of U.S. Government and Agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities and U.S. Government sponsored Agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

     The fair market value of investments in available-for-sale securities was $45,507,000 and $20,241,000 which are 0.2% and 4% below book value as of June 30, 2009 and June 30, 2008, respectively. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

     Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance provided by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In November 2006, the Financial Accounting Standards Board issued Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The FSP addressed the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amended SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities, No. 124", "Accounting for Certain Investments Held By Not-for-Profit Organizations", and APB Opinion 18, "The Equity Method of Accounting for Investments in Common Stock". Management evaluates the Company's investment portfolio on an on-going basis. As of June 30, 2009, there were no investment securities in the investment portfolio that management determined to be Other-than-Temporarily Impaired.

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

     The Bank sold fifteen loans in the six months ended June 30, 2009 with a combined principal balance of $3,173,800 which resulted in a gain of $43,478. There were no sold loans in the second quarter of 2008. The Bank currently has agreements in place to sell loans to Freddie Mac and SunTrust.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank has an agreement with BCI Financial Corp ("BCI") to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of June 30, 2009, the Bank had approximately $1,944,000 in auto loans purchased from BCI on its books as compared with June 30, 2008, at which time the Bank had approximately $4,046,000 in auto loans purchased from BCI on its books.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank's capital and reserves. Credit equaling an additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of June 30, 2009, the Bank's lending limits were $3,378,414 and $5,630,690, respectively. As of June 30, 2008, these lending limits were $2,885,756 and $4,809,593, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries. However, as of June 30, 2009, approximately 71% of the Bank's loans were secured by residential real property located in Connecticut compared to 74% as of June 30, 2008.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed "non-performing" and are placed on a nonaccrual status, unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had nineteen nonaccrual loans at June 30, 2009 with a balance of approximately $1,403,000. The Bank had three nonaccrual loans with a balance of approximately $139,700 as of June 30, 2008.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" ("OREO"), and will be carried on the books of the Bank as an asset at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of June 30, 2009 and 2008, no OREO was held by the Bank.

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

     The Bank also maintains a program of annual review of certain new and renewed loans by an outside loan review consultant. Loans are graded from "pass" to "loss," depending on credit quality, with "pass" representing loans that are fully satisfactory as additions to the Bank's portfolio. These are loans which involve a degree of risk that is not unwarranted given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment. Classified loans identified in the review process are added to the Bank's Internal Watchlist and an allowance for credit losses is established for such loans if appropriate. Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking at which times a further review of loans is conducted.

     There were fifty-two classified loans with combined outstanding balances of $8,805,187 as of June 30, 2009. There were thirty-four classified loans with a combined outstanding balance of $7,149,713 as of June 30, 2008. The bank has no exposure to sub-prime loans in its loan portfolio. The increase in classified loans was due to the continued effects of a slower residential development market in a segment of the Bank's portfolio. The Bank's overall asset quality and loan loss reserves of 1.19% of loans compares very well to its peer banks.

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

Deposits

     Deposits are the Bank's primary source of funds. At June 30, 2009, the Bank had a deposit mix of 31% checking, 30% savings and 39% certificates. The Bank's net interest income is enhanced by its percentage of noninterest bearing deposits. As of June 30, 2008, the deposit mix was 39% checking, 31% savings and 30% certificates. At June 30, 2009, seventeen percent of the total deposits of $242.9 million were noninterest bearing as compared with June 30, 2008 at which time twenty-one percent of the Bank's total deposits of $199.6 million were noninterest bearing. As of June 30, 2009 and 2008, the Bank had $18,098,000 and $8,561,000, respectively, in deposits from public sources.

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

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank is a member of Promontory Interfinancial Network LLC's Certificate of Deposit Account Registry Service ("CDARS"). This allows the Bank to offer its customers FDIC insurance on Certificates of Deposit in amounts greater than $100,000 by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of June 30, 2009 the Bank had $6,415,000 deposits in the CDARS network and $101,000 as of June 30, 2008. The Bank had no other brokered deposits as of June 30, 2009 and June 30, 2008.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal Funds sold, and available-for-sale securities. As of June 30, 2009, the Bank's liquidity ratio was 31.01%, defined as the sum of $7.9 million in Federal Funds sold, $45.5 million in available-for-sale securities, $13 million in cash and due from banks, $55,000 in interest-bearing deposits with the Federal Home Loan Bank and $8.9 million in money market mutual funds as a percentage of deposits. This ratio was 20.8% at June 30, 2008 defined as the sum of $2 million in Federal Funds sold, $20.2 million in available-for-sale securities, $19 million in cash and due from banks, $65,000 in interest-bearing deposits with Federal Home Loan Bank, and $287,000 in money market mutual funds as a percentage of deposits.

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

     At June 30, 2009 and 2008, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

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

     Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through June 30, 2009, inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Fed. Based on the Bank's interest rate sensitivity position, the Bank benefits in the short term from rising interest rates and is adversely affected by falling interest rates. As such, indirectly, the management of the money supply by the Fed to control the rate of inflation has an impact on the earnings of the Bank. Also, the changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.


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

Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

     As used herein, "disclosure controls and procedures" mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

     None.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     In connection with its Annual Meeting of Shareholders, held May 12, 2009 (the "Annual Meeting"), the Company solicited by proxy the vote of its shareholders on the following three items: (i) the re-election of three directors to the SBT Bancorp Board of Directors, each to serve for a three year term; (ii) the ratification of the appointment, by the Company's Board of Directors, of Shatswell, MacLeod & Company, P.C., Certified Public Accountants, as independent auditors for the fiscal year ended December 31, 2009; and (iii) the non-binding approval of the Company's named executive officers compensation.

     At the Annual Meeting, the following persons were re-elected to the Board of Directors as Class I Directors: James T. Fleming, Edward J. Guarco, and Penny
R. Woodford. Martin J. Geitz, Gary R. Kevorkian, and George B. Odlum, Jr., DMD continued in office as Class II Directors. Robert J. Bogino, Rodney R. Reynolds, David W. Sessions and Lincoln S. Young continued in office as Class III Directors.

The following table summarizes the voting for the Board of Directors:

                                              For             Withheld
                                              ---             --------
        James T. Fleming                    578,789            35,222
        Edward J. Guarco                    567,409            46,602
        Penny R. Woodford                   578,864            35,147


With respect to the ratification of the appointment of Shatswell, MacLeod & Company, P.C., Certified Public Accountants, as the Company's independent auditors for the fiscal year ended December 31, 2009, the appointment was ratified by the Company's shareholders with 608,350 shares voting FOR the ratification, 3,869 shares voting AGAINST ratification and 1,792 shares ABSTAINING from the vote.

With respect to the non-binding approval of the compensation of the Company's named executive officers as determined by the Personnel Committee, the Company's shareholders approved the compensation with 527,847 shares voting FOR the non-binding approval, 56,434 shares voting AGAINST the approval and 32,725 shares ABSTAINING from the vote.


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

                                   SBT BANCORP, INC.


Date:  August 14, 2009             By:    /s/ Martin J. Geitz
                                          --------------------------------------
                                          Martin J. Geitz
                                          Chief Executive Officer


Date:  August 14, 2009             By:    /s/ Anthony F. Bisceglio
                                          --------------------------------------
                                          Anthony F. Bisceglio
                                          Chief Financial Officer

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