Form 10-Q
period 2009-09-30
SBT Bancorp, Inc.
filed 2009-11-16
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT

For the transition period from _______ to __________

Commission File Number:  000-51832

                                SBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Connecticut                                           20-4346972
--------------------------------                        ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT                    06070
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [ ] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer __ Accelerated filer __ Non-accelerated filer __ Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 2009, the registrant had outstanding 864,976 shares of its Common Stock, no par value.

                                TABLE OF CONTENTS

                                SBT Bancorp, Inc.

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2009
         and 2008 (unaudited) and December 31, 2008                           4

         Condensed Consolidated Statements of Income for the Three and
         Nine Months Ended September 30, 2009 and 2008 (unaudited)            5

         Condensed Consolidated Statements of Changes in Stockholders'
         Equity for the Nine Months Ended September 30, 2009 and 2008
         (unaudited)                                                          6

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2009 and 2008 (unaudited)                 7

         Notes to Condensed Consolidated Financial Statements -
         (unaudited)                                                     8 - 13

Item 2.  Management's Discussion and Analysis of  Financial Condition
         and Results of Operations                                      13 - 20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          20

Item 4T. Controls and Procedures                                             20

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 1A. Risk Factors                                                        20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 3.  Defaults upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   21

Item 6.  Exhibits                                                            21

SIGNATURES                                                                   22

EXHIBIT INDEX                                                                23

                         PART I - FINANCIAL INFORMATION
                                SBT BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except for share amounts)

ASSETS                                                           9/30/09       12/31/08      9/30/08
------                                                         ------------   ----------   ------------
                                                               (Unaudited)                 (Unaudited)
Cash and due from banks                                        $    10,272    $  11,392    $    11,319
Interest-bearing deposits with the Federal Home Loan Bank               89          116          2,949
Federal funds sold                                                  10,213        1,800          8,985
Money market mutual funds                                            3,329        3,027             27
                                                               ------------   ----------   ------------
    Cash and cash equivalents                                       23,903       16,335         23,280

Interest-bearing time deposits with other banks                      5,443        7,320              -
Investments in available-for-sale securities (at fair value)        54,656       32,997         16,829
Federal Home Loan Bank stock, at cost                                  631          631            631

Loans outstanding                                                  195,349      180,091        179,608
    Less allowance for loan losses                                   2,138        2,017          1,822
                                                               ------------   ----------   ------------
        Loans, net                                                 193,211      178,074        177,786
                                                               ------------   ----------   ------------

Premises and equipment                                                 705          846            910
Accrued interest receivable                                          1,032          836            745
Bank owned life insurance                                            3,803        1,204          1,192
Due from broker                                                      1,195            -              -
Other assets                                                         2,230        2,513          1,760
                                                               ------------   ----------   ------------
    Total other assets                                               8,965        5,399          4,607
                                                               ------------   ----------   ------------
    TOTAL ASSETS                                               $   286,809    $ 240,756    $   223,133
                                                               ============   ==========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Demand deposits                                              $    40,011    $  38,288    $    37,418
  Savings and NOW deposits                                         131,049       98,264        100,880
  Time deposits                                                     92,454       84,327         63,696
                                                               ------------   ----------   ------------
    Total deposits                                                 263,514      220,879        201,994

Federal Home Loan Bank advance                                           -        1,000          3,000
Securities sold under agreements to repurchase                         741          577            900
Other liabilities                                                    1,025        1,454          1,012
                                                               ------------   ----------   ------------
    Total liabilities                                              265,280      223,910        206,906
                                                               ------------   ----------   ------------

Stockholders' equity:
  Preferred Stock - Class A                                          3,793            -              -
  Preferred Stock - Class B                                            227            -              -
  Common stock, no par value; authorized 2,000,000 shares;
   issued and outstanding 864,976 shares on 9/30/09, 12/31/08,
   and 9/30/08                                                       9,365        9,328          9,292
  Retained earnings                                                  7,759        7,543          7,256
  Accumulated other comprehensive income (loss)                        385          (25)          (321)
                                                               ------------   ----------   ------------
    Total shareholders' equity                                      21,529       16,846         16,227
                                                               ------------   ----------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   286,809    $ 240,756    $   223,133
                                                               ============   ==========   ============

    See accompanying notes to the condensed consolidated financial statements

                                      SBT BANCORP, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited)

                    (Dollars in thousands, except for per-share amounts)

                                                       For the quarter ended    For the nine months ended
                                                       ----------------------   -------------------------
                                                        9/30/09     9/30/08      9/30/09        9/30/08
                                                       ----------  ----------   ----------     ----------
Interest and dividend income
   Interest and fees on loans                          $   2,447   $   2,522    $   7,254      $   7,330
   Investment securities                                     528         228        1,428            813
   Federal funds sold and overnight deposits                  12          41           21            126
                                                       ----------  ----------   ----------     ----------
      Total interest and dividend income                   2,987       2,791        8,703          8,269
                                                       ----------  ----------   ----------     ----------

Interest expense
   Deposits                                                  680         658        2,224          2,202
   Repurchase agreements                                       3          11            7             44
   Federal Home Loan Bank advances                             -           2            7              4
                                                       ----------  ----------   ----------     ----------
      Total interest expense                                 683         671        2,238          2,250
                                                       ----------  ----------   ----------     ----------

      Net interest and dividend income                     2,304       2,120        6,465          6,019

Provision for loan losses                                    192          50          322            250
                                                       ----------  ----------   ----------     ----------
   Net interest and dividend income after provision
    for loan losses                                        2,112       2,070        6,143          5,769
                                                       ----------  ----------   ----------     ----------

Noninterest income (charge)
   Service charges on deposit accounts                       159         129          395            363
   Gain on sales of available-for-sale securities             40           -           40             10
   Write-downs of available-for-sale securities                -      (1,668)           -         (1,668)
   Other service charges and fees                            145         154          413            436
   Increase in cash surrender value of life insurance
    policies                                                  44          11           99             49
   BOLI death benefit income                                   -           -            -            328
   Gain on loans sold                                         17           -           60              -
   Investment Services fees and commissions                   27          20           74             66
   Other income                                               16          12           62             56
                                                       ----------  ----------   ----------     ----------
      Total noninterest income (charge)                      448      (1,342)       1,143           (360)
                                                       ----------  ----------   ----------     ----------

Noninterest expense
   Salaries and employee benefits                            964       1,103        3,033          3,144
   Premises and equipment                                    373         516        1,109          1,293
   Advertising and promotions                                128         109          307            279
   Forms and supplies                                         50          35          138            118
   Professional fees                                         125          97          395            197
   Directors fees                                             33          34           99            101
   Correspondent charges                                      67          61          206            173
   Postage                                                    28          20           77             78
   Other expenses                                            599         267        1,217            774
                                                       ----------  ----------   ----------     ----------
      Total noninterest expense                            2,367       2,242        6,581          6,157
                                                       ----------  ----------   ----------     ----------

   Income (loss) before taxes                                193      (1,514)         705           (748)
Income tax provision                                          33          42          178            183
                                                       ----------  ----------   ----------     ----------
Net income (loss)                                      $     160   $  (1,556)   $     527      $    (931)
Less: Preferred stock dividend and accretion           $      65   $       -    $     132      $       -
                                                       ----------  ----------   ----------     ----------
Net income available to common shareholders            $      95   $  (1,556)   $     395      $    (931)
                                                       ==========  ==========   ==========     ==========
Average shares outstanding, basic                        864,976     864,976       864,976       858,369
Net income (loss) per common share, basic              $    0.11   $   (1.80)   $    0.46      $   (1.09)
                                                       ==========  ==========   ==========     ==========
Average shares outstanding, assuming dilution            864,976     864,976      864,976        858,369
Net income (loss) per common share, assuming dilution  $    0.11   $   (1.80)   $    0.46      $   (1.09)
                                                       ==========  ==========   ==========     ==========

    See accompanying notes to the condensed consolidated financial statements.


                                SBT BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                        Accumulated
                                             Preferred   Preferred                         Other
                                              Stock        Stock     Common  Retained  Comprehensive
                                             -Class A    - Class B    Stock  Earnings   Income (Loss)    Total
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2007                  $        -  $        -  $ 8,975  $  8,603  $        (260)  $ 17,318
Comprehensive loss:
   Net loss                                                                      (931)
   Net change in unrealized holding loss on
    available-for-sale securities, net of
    tax effect                                                                                   (61)
      Comprehensive loss                                                                                   (992)

Recognition of stock-based compensation
 expense                                                                 89                                  89
Tax benefit on disqualified options
 exercised                                                               33                                  33
Shares issued from exercise of stock options                            195                                 195
Cash dividend paid                                                               (416)                     (416)
                                            --------------------------------------------------------------------
 Balance, September 30, 2008                $        -  $        -  $ 9,292  $  7,256  $        (321)  $ 16,227
                                            ====================================================================

Balance, December 31, 2008                  $        -  $        -  $ 9,328  $  7,543  $         (25)  $ 16,846
Comprehensive Income:
   Net income                                                                     527
   Net change in unrealized holding loss on
    available-for-sale securities, net of
    tax effect                                                                                   410
      Comprehensive income                                                                                  937
Dividends Paid:
   Common stock                                                                  (207)                     (207)
   Class A preferred stock                                                        (77)                      (77)
   Class B preferred stock                                                         (7)                       (7)
Accretion of Class A preferred stock
 discount                                           23                            (23)
Amortization of Class B preferred stock
 premium                                                        (3)                 3

Preferred shares issued as part of Capital
 Purchase Program                                3,770         230                                        4,000
Recognition of stock-based compensation
 expense                                                                 37                                  37
                                            --------------------------------------------------------------------
Balance, September 30, 2009                 $    3,793  $      227  $ 9,365  $  7,759  $         385   $ 21,529
                                            ====================================================================

    See accompanying notes to the condensed consolidated financial statements

                                SBT BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                    For the nine months ended
                                                                    -------------------------
                                                                      9/30/09        9/30/08
                                                                    ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                                 $     527      $    (931)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Amortization (accretion) of securities, net                            92             (5)
    Change in deferred loan costs, net                                     21              -
    Provision for loan losses                                             322            250
    Depreciation and amortization                                         205            381
    Impairment of operating lease                                         (33)             -
    Loss on write-down of available-for-sale securities                     -          1,668
    Net gain on sales of available-for-sale securities                    (40)           (10)
    Increase in other assets                                              (80)          (164)
    (Increase) decrease in interest receivable                           (196)            63
    Decrease in unearned income                                             -            (29)
    Decrease in taxes receivable                                          118              -
    Stock based compensation                                               37             89
    Decrease in other liabilities                                        (413)          (458)
    Increase in cash surrender value of bank owned life insurance         (99)           (38)
    BOLI death benefit income                                               -           (328)
    Increase in interest payable                                           17              -
                                                                    ----------     ----------
  Net cash provided by (used in) operating activities                     478            488
                                                                    ----------     ----------

Cash flows from investing activities:
   Proceeds from maturities of interest-bearing time deposits with
    other banks                                                         1,877              -
   Purchases of available-for-sale securities                         (31,867)        (3,456)
   Proceeds from sale of available-for-sale securities                      -             10
   Proceeds from maturities of available-for-sale securities            9,634          8,302
   Loan originations and principal collections, net                    (4,462)       (14,243)
   Purchases of loans                                                 (11,021)             -
   Redemptions of life insurance policies                                   -            992
   Purchase of life insurance policies                                 (2,500)             -
   Capital expenditures                                                   (82)           (72)
   Recovery of previously charged-off loans                                 3              1
                                                                    ----------     ----------
   Net cash used in investing activities                              (38,418)        (8,466)
                                                                    ----------     ----------

Cash flows from financing activities:
   Net increase in demand, NOW, money market and savings deposits      34,508         14,658
   Net increase in time deposits                                        8,127            530
   Net change in short-term advances from the Federal Home Loan
    Bank                                                               (1,000)         1,000
   Net increase (decrease) in securities sold under agreements to
    repurchase                                                            164           (463)
   Cash dividends paid                                                   (291)          (416)
   Proceeds from issuance of preferred stock                            4,000              -
   Proceeds from exercise of stock options                                  -            195
                                                                    ----------     ----------
   Net cash provided by financing activities                           45,508         15,504
                                                                    ----------     ----------

Net increase in cash and cash equivalents                               7,568          7,526
Cash and cash equivalents at beginning of period                       16,335         15,754
                                                                    ----------     ----------
Cash and cash equivalents at end of period                          $  23,903      $  23,280
                                                                    ==========     ==========
Supplemental disclosures:
    Interest paid                                                       2,221          2,472
    Income taxes paid                                                      60            322

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

NOTE 2 - STOCK-BASED COMPENSATION

     At September 30, 2009, the Company maintains a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the nine months ended September 30, 2009, the Company recognized $37,000 in stock-based employee compensation expense. During the nine months ended September 30, 2008, the Company recognized $89,000 in stock-based employee compensation expense.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2009, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standard Codification 105-10, "Generally Accepted Accounting Principles." This standard establishes the FASB Accounting Standard Codification ("Codification" or "ASC") as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted this standard during the third quarter of 2009. The adoption had no impact on the Company's financial position or results of operations.

     In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets," and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity ("QSPE") and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity ("VIE") to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company is evaluating the impact that these standards will have on its financial statements.

     In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, "Measuring Liabilities at Fair Value," which updates ASC 820-10, "Fair Value Measurements and Disclosures." The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning January 1, 2009. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

     In May 2009, the FASB updated ASC 855, "Subsequent Events." ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance during the second quarter of 2009. In accordance with the update, the Company evaluates subsequent events through the date its financial statements are issued. The adoption of this guidance did not have an impact on the Company's financial position or results of operations.

     In April 2009, the FASB updated ASC 320-10, "Investments - Debt and Equity Securities." The guidance amends the other-than-temporary impairment ("OTTI") guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The Company adopted this guidance effective April 1, 2009. The adoption of this guidance did not have an impact on the Company's financial position or results of operations.

     In April 2009, the FASB updated ASC 820-10, "Fair Value Measurements and Disclosures," to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Company adopted this guidance during 2009 and the adoption did not have a material impact on the Company's financial position and results of operations. The enhanced disclosures related to this guidance are included in
Note 4, "Fair Value Measurements," to the consolidated Financial Statements.

     In April 2009, the FASB updated ASC 825-10, "Financial Instruments." This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The Company adopted this guidance during 2009. The required disclosures have been included in Note 4, "Fair Value Measurements," to the consolidated Financial Statements.

     In June 2008, the FASB updated ASC 260-10, "Earnings Per Share." The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The adoption of this update, effective January 1, 2009, did not have a material impact on the Company's financial position, results of operations, and earnings per share.

     In March 2008, the FASB updated ASC 815, "Derivatives and Hedging." This guidance changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this guidance did not have a material impact on its financial condition and results of operations.

     In February 2008, the FASB updated ASC 860, "Transfers and Servicing." This guidance clarifies how the transferor and transferee should separately account for a transfer of a financial asset and a related repurchase financing if certain criteria are met. This guidance became effective January 1, 2009. The adoption of this guidance did not have a material effect on the Company's results of operations or financial position.

     In December 2007, the FASB updated ASC 810-10, "Consolidation," which provides new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest should be reported as a component of equity in the consolidated financial statements. This guidance also required expanded disclosures that identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of an entity. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position.

     In December 2007, the FASB updated ASC 805, "Business Combinations." The updated guidance will significantly change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. It also amends the accounting treatment for certain specific items including acquisition costs and non-controlling minority interests and includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this statement to have a material impact on the Company's financial condition and results of operations.

NOTE 4 - FAIR VALUE MEASUREMENT DISCLOSURES

     In accordance with ASC 820, the Company groups its financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and liabilities carried at fair value effective January 1, 2008.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available for Sale. The fair value of the Company's available-for-sale securities portfolio was estimated using Level 2 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and bonds' terms and conditions, among other factors. At September 30, 2009, the carrying value and estimated fair value, using Level 2 inputs, of securities available-for-sale was $54.7 million.

Impaired Loans. The Company's impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. At September 30, 2009, the estimated fair value, using Level 2 inputs, of impaired loans was $3,700,000.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of September 30, 2009 and December 31, 2008:

                                                (Dollars in thousands)
                                    --------------------------------------------
                                      September 30, 2009     December 31, 2008
                                    ---------------------  ---------------------
                                     Carrying  Fair value   Carrying  Fair value
                                      amount                 amount
                                    ---------- ----------  ---------- ----------
Financial assets
   Cash and cash equivalents        $  23,903  $  23,903   $  16,335  $  16,335
   Interest-bearing time deposits
    with other banks                    5,443      5,617       7,320      7,414
   Available-for-sale securities       54,656     54,656      32,997     32,997
   Federal Home Loan Bank stock           631        631         631        631
   Loans, net                         193,211    195,676     178,074    179,899
   Accrued interest receivable          1,032      1,032         836        836
   Due from broker                      1,195      1,195

Financial liabilities
   Deposits                         $ 263,514    264,524     220,879    220,595
   Federal Home Loan Bank advances          -          -       1,000      1,000
   Securities sold under agreements
    to repurchase                         741        741         577        577

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

The following information was used in the computation of EPS on both a basic and diluted basis for the quarters and nine months ended September 30, 2009 and September 30, 2008:

                (Dollars in thousands, except per share amounts)

                                                      For the three months ended
                                                      --------------------------
                                                         9/30/09        9/30/08
                                                       ----------     ----------
Basic EPS computation:
  Net income (loss)                                    $     160      $  (1,556)
  Preferred stock net accretion                              (10)             -
  Preferred stock dividend paid                              (55)             -
  Cumulative preferred stock dividend earned                   -              -
                                                       ----------     ----------
  Net income available to common shareholders          $      95      $  (1,556)

  Weighted average shares outstanding, basic             864,976        864,976
  Basic EPS                                            $    0.11      $   (1.80)
                                                       ==========     ==========

Diluted EPS computation:
  Net income (loss)                                    $     160      $  (1,556)
  Preferred stock net accretion                              (10)             -
  Preferred stock dividend paid                              (55)             -
  Cumulative preferred stock dividend earned                   -              -
                                                       ----------     ----------
  Net income available to common shareholders          $      95      $  (1,556)

  Weighted average shares outstanding, assuming
   dilution                                              864,976        864,976
  Dilutive potential shares                                    -              -
                                                       ----------     ----------
                                                         864,976        864,976
  Diluted EPS                                          $    0.11      $   (1.80)
                                                       ==========     ==========

                (Dollars in thousands, except per share amounts)

                                                       For the nine months ended
                                                       -------------------------
                                                         9/30/09        9/30/08
                                                       ----------     ----------
Basic EPS computation:
  Net income (loss)                                    $     527      $    (931)
  Preferred stock net accretion                              (20)             -
  Preferred stock dividend paid                              (84)             -
  Cumulative preferred stock dividend earned                 (28)             -
                                                       ----------     ----------
  Net income available to common shareholders          $     395      $    (931)

  Weighted average shares outstanding, basic             864,976        858,369
  Basic EPS                                            $    0.46      $   (1.09)
                                                       ==========     ==========
Diluted EPS computation:
  Net income (loss)                                    $     527      $    (931)
  Preferred stock net accretion                              (20)             -
  Preferred stock dividend paid                              (84)             -
  Cumulative preferred stock dividend earned                 (28)             -
                                                       ----------     ----------
  Net income available to common shareholders          $     395      $    (931)

  Weighted average shares outstanding, assuming
   dilution                                              864,976        858,369
  Dilutive potential shares                                    -              -
                                                       ----------     ----------
                                                         864,976        858,369
  Diluted EPS                                          $    0.46      $   (1.09)
                                                       ==========     ==========

NOTE 6 - OTHER THAN TEMPORARY IMPAIRMENT

     The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, are as follows:

                                   September 30, 2009 (Dollars in thousands)
                      -----------------------------------------------------------------
                       Less than 12 months   12 Months or longer         Total
                      --------------------- --------------------- ---------------------
                        Fair    Unrealized    Fair    Unrealized    Fair    Unrealized
                        value     losses      value     losses      value     losses
                      -------- ------------ -------- ------------ -------- ------------

September 30, 2009
 Debt securities
  issued by the U.S.
  Treasury and other
  U.S. government
  corporations and
  agencies            $ 1,000  $         3  $     -  $         -  $ 1,000  $         3
 Obligations of
  states and
  municipalities          311            1        -            -      311            1
 Mortgage-backed
  securities            3,785           48    1,454          249    5,239          297
                      -------- ------------ -------- ------------ -------- ------------
   Total temporarily
    impaired
    securities        $ 5,096  $        52  $ 1,454  $       249  $ 6,550  $       301
                      ========  ==========  ======== ============ ======== ============

     The investments in the Company's investment portfolio that are temporarily impaired as of September 30, 2009 consist of debt issued by states of the United States and political subdivisions of the states, U.S. corporations, and U.S. government corporations and agencies. Company management considers investments with an unrealized loss as of September 30, 2009 to be only temporarily impaired because the impairment is attributable to changes in market interest rates and current market inefficiencies. Company management anticipates that the fair value of securities that are currently impaired will recover to cost basis. As management has the ability to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results
        ------------------------------------------------------------------------
of Operations
-------------

Forward-Looking Statements

     When used in this quarterly report on Form 10-Q (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended September 30, 2009. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; extent and timing of actions of the Federal Reserve Board ("the Fed"); customer deposit disintermediation; changes in customers' acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

     Forward-looking statements included in this Quarterly Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

General

     Management's Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company's financial condition, results of operations, and liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements not misleading have been made.

     The Company's only business is its investment in The Simsbury Bank & Trust Company (the "Bank"), which is a community-oriented financial institution providing a variety of banking and investment services. The Bank offers a full range of banking services including commercial loans, term real estate loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and safe deposit and other customary non-deposit banking services to consumers and businesses in north central Connecticut.

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

Results of Operation

Overview

     For the quarter ended September 30, 2009, the Company earned net income of $160,000 and net income available to common shareholders of $95,000 or $0.11 per basic and diluted common share. For the nine months ended September 30, 2009, net income amounted to $527,000 and net income available to common shareholders equaled $395,000 or $0.46 per basic and diluted common share.

Key items for the quarter include:

- Net income increased substantially compared to the third quarter of 2008 because of non-recurring items discussed below that impacted 2008 earnings.
- Excluding the non-recurring items, net income for the quarter increased by $48,000 or 43% and diluted earnings per share declined by $0.02 compared to 2008 third quarter. Year to date, excluding non-recurring items, net income increased by $118,000 or 29% and diluted earnings per share declined by $0.01.
- Strong growth in both retail and municipal deposits resulted in a 30% increase in total deposits compared to September 30, 2008.
- Loans outstanding grew to $195 million, an increase of $16 million, or 9%, compared to September 30, 2008.
- The loan portfolio experienced an increase in delinquencies during the quarter, but the overall quality of the loan portfolio remains very sound.
- The Company's capital position remained very strong, with capital ratios well in excess of well-capitalized regulatory standards.

The Company's previous year's net income was impacted by two major items: (1) non-recurring income of $328,000 for Bank Owned Life Insurance death benefits occurring in the quarter ended June 30, 2008 and (2) an other-than-temporary-impairment ("OTTI") charge on Fannie Mae and Freddie Mac preferred stock of $1,668,000 in the quarter ended September 30, 2008. Excluding these items, third quarter 2008 net income and net income available to common shareholders would have been $112,000 or $0.13 per diluted share, and September 30, 2008 year to date net income and net income available to common shareholders would have been $409,000 or $0.47 per share. The following table compares 2009 to 2008 excluding these non-recurring items:

--------------------------------------------------------------------------------
                       Excluding 2008 Non-Recurring Items
--------------------------------------------------------------------------------
                                       For the Quarter Ended     Year to Date
--------------------------------------------------------------------------------
                                          9/30/09   9/30/08   9/30/09   9/30/08
--------------------------------------------------------------------------------
Net Income (000)                         $    160  $    112  $    527  $    409
--------------------------------------------------------------------------------
Income Available to Common Shareholders
 (000)                                   $     95  $    112  $    395  $    409
--------------------------------------------------------------------------------
Diluted Income per Share                 $   0.11  $  0.13   $   0.46  $   0.47
--------------------------------------------------------------------------------

On September 30, 2009, loans outstanding were $195 million, an increase of $16 million, over a year ago. Since September 30, 2008, commercial loans increased by 11% and residential mortgages by 12%. Mortgage loan growth does not reflect the $23 million in mortgages originated but sold as part of the Bank's asset/liability management strategy. Sale of these mortgages resulted in a $17,000 contribution to fee income for the quarter and $60,000 year to date. The Company also purchased a $9.9 million pool of high quality, seasoned, short-term residential mortgage loans during the quarter. At September 30, 2009, loans 30 days or more past due, including non-performing loans, totaled $4.4 million, or 2.28% of total loans compared to $2.6 million, or 1.46% at June 30, 2009. Non-performing loans were $2.5 million, or 1.27% of total loans compared to $1.4 million at June 30, 2009, or 0.78% of total loans. With a loan loss provision of $192,000 during the quarter, the Company's allowance for loan losses at September 30, 2009 was $2.138 million or 1.10% of total loans compared to the June 30, 2009 total of $2.036 million or 1.14% of total loans. The Company has no foreclosed properties or Other Real Estate Owned (OREO) in its portfolio.

Core deposits (demand, savings, and NOW accounts) grew by $33 million or 24% over the past twelve months. Total deposits ended the quarter at $264 million, an increase of $61 million, or 30%, over a year ago. The Bank's deposit mix continued to be favorable with 27% checking (Demand and Now accounts), 37% savings and 36% certificates of deposit contributing to a relatively low cost of funds of 1.19%. A seasonal inflow of municipal tax deposits contributed to the deposit increase.

The Company's taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) decreased by 15 basis points from 3.57% in the second quarter of 2009 to 3.42% in the third quarter of 2009. The margin declined by 70 basis points when compared to the third quarter of 2008.

Total revenues, consisting of net interest and dividend income plus non-interest income, were $2,752,000 in the third quarter of 2009. Revenues for the third quarter of 2008 were impacted by a non-recurring OTTI charge on Fannie Mae and Freddie Mac preferred stock of $1,668,000. Excluding this item, third quarter 2008 total revenues were $2,446,000. Compared to 2008, third quarter 2009 total revenues, excluding non-recurring items, increased by $306,000, or 13%. The primary contributor to revenue enhancement over this period was an increase in net interest income resulting from deposit, loan, and investment portfolio growth.

Total non-interest expenses for the third quarter of 2009 were $2,367,000, an increase of $125,000 or 5% over the third quarter of 2008 primarily due to an increase in FDIC insurance premiums. All FDIC financial institutions were charged a special assessment during the third quarter. This amounted to $123,000 for the Bank. Salary and benefit expenses decreased by $139,000 or 13% compared to the third quarter of 2008. Premises and equipment expenses declined $143,000 or 28% compared to the third quarter of 2008. For the nine months ended September 30, 2009, the FDIC insurance premiums have increased by $248,000 or 248%. 50% of the increase was due to the special assessment; 39% was due to an increase in the assessment rate; and 11% was due to deposit growth.

Capital levels for The Simsbury Bank & Trust Company remain well in excess of those required to meet the regulatory "well-capitalized" designation.

                             Capital Ratios 9/30/09
--------------------------------------------------------------------------------
                                The Simsbury Bank     Regulatory Standard for
                                 & Trust Company       Well-Capitalized Banks
--------------------------------------------------------------------------------
 Tier 1 Leverage Capital Ratio          7.01%    greater than or equal to 5.00%
--------------------------------------------------------------------------------
 Tier 1 Risk-Based Capital Ratio       12.10%    greater than or equal to 6.00%
--------------------------------------------------------------------------------
 Total Risk-Based Capital Ratio        13.35%    greater than or equal to 10.00%
--------------------------------------------------------------------------------

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

     Net interest and dividend income after provision for loan losses plus noninterest income was $2,560,000 in the third quarter of 2009 compared to $2,396,000 excluding write-down of $1,668,000 in Fannie Mae and Freddie Mac preferred stock. The Company's net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased from 4.12% for the quarter ending September 30, 2008 to 3.42% for the quarter ending September 30, 2009. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased from 3.76% for the quarter ending September 30, 2008 to 3.23% for the quarter ending September 30, 2009. The Bank's yield on interest earning assets decreased during the third quarter of 2009 to 4.42% as compared to 5.4% for the third quarter of 2008, while the cost of deposits and borrowings decreased from 1.64% for the third quarter of 2008 to 1.19% for the third quarter of 2009.

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

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as determined by the Company's guidelines. The total allowance for loan losses at September 30, 2009 was $2,138,000 or 1.10% of outstanding loans as compared to $1,822,000 or 1.01% of outstanding loans as of September 30, 2008. The provision for loan losses was $192,000 for the quarter ended September 30, 2009. The Bank charged off nine loans for $188,417 for the third quarter of 2009 and five loans for $265,000 for the third quarter of 2008. During the third quarter of 2009 the Bank had three recoveries of $1,874 and two of $727 for the third quarter of 2008. The Bank believes the allowance for loan losses is adequate.

Non-interest Income and Non-interest Expense

     Total non-interest income for the first nine months of 2009 was $1,143,000, an increase of $163,000 compared to $980,000 (excluding non-recurring revenue of $328,000 for Bank Owned Life Insurance and write-downs of $1,668,000 for available-for-sale securities) in the first nine months of 2008. At September 30, 2009, the Bank had approximately 20,500 deposit accounts, unchanged from the approximately 20,500 accounts at quarter-end September 30, 2008. The major portion of non-interest income is derived from service and overdraft charges.

     Total non-interest expense for the first nine months of 2009 was $6,581,000, an increase of $424,000 over total non-interest expense of $6,157,000 for the first nine months of 2008. The ratio of annualized operating expenses to average assets was 3.24% for the third quarter of 2009 compared to 4.09% for the third quarter of 2008.

     Salaries and employee benefits comprised approximately 46% and 51% of total non-interest expense in the first nine months for 2009 and 2008 respectively. Other major categories included premises and equipment at approximately 17% and 21% in the first nine months of 2009 and 2008 respectively; advertising and promotions at approximately 5% in the first nine months of 2009 and 2008 respectively; and professional fees at approximately 6% and 3% in the first nine months of 2009 and 2008 respectively.

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

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At September 30, 2009, the Bank had 29 securities with a carrying value totaling $11,217,160 pledged for such purposes. At September 30, 2008, the Bank had 15 securities with a carrying value totaling $4,881,007 pledged for such purposes.

     As of September 30, 2009 and 2008, the Bank's investment portfolio consisted of U.S. government and agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities, and U.S. government-sponsored agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

     The fair market value of investments in available-for-sale securities was $54,656,000 and $16,829,000 which are 1% above and 3% below amortized cost as of September 30, 2009 and September 30, 2008, respectively. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

     Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, "Investments - Debt and Equity Securities." ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company's investment portfolio on an ongoing basis. As of September 30, 2009, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

Loan Portfolio

     The Bank's commercial loans are made for the purpose of providing working capital, financing the purchase of equipment, or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and "term loans," which are loans with maturities normally ranging from one year to twenty-five years (although currently the Bank has no loans with maturities greater than twenty years). Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

     The Bank's construction loans are primarily interim loans made by the Bank to finance the construction of commercial and single-family residential property. These loans are typically short-term. The Bank will make loans for speculative housing construction or for acquisition and development of raw land.

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

     However, loans guaranteed by the Small Business Administration (SBA) and certain other real estate loans easily sold in the secondary market may be made for longer maturities. The Bank has been designated a Certified Lender by the SBA. As an originator of SBA loan products, the Bank can originate SBA loans including loans with guarantees which will mitigate the Bank's risk on certain commercial loans. The Bank's SBA loans are categorized as commercial or real estate-commercial depending on the underlying collateral. Also, the Bank has been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

     The Bank sold 18 loans in the nine months ended September 30, 2009 with a combined principal balance of $3,976,000, which resulted in a gain of $55,151. There were no sold loans in the third quarter of 2008. The Bank currently has agreements in place to sell loans to Freddie Mac and SunTrust. During the quarter, the Company purchased a $9,953,000 pool of high quality, seasoned, short-term residential mortgage loans.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank has an agreement with BCI Financial Corp (BCI) to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of September 30, 2009, the Bank had approximately $2,613,000 in auto loans purchased from BCI on its books as compared with September 30, 2008, at which time the Bank had approximately $3,453,000 in auto loans purchased from BCI on its books.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank's capital and reserves. Credit equaling an additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of September 30, 2009, the Bank's lending limits were $3,446,735 and $5,744,558, respectively. As of September 30, 2008, these lending limits were $2,609,400 and $4,348,999, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries. However, as of September 30, 2009, approximately 72% of the Bank's loans were secured by residential real property located in Connecticut compared with 73% as of September 30, 2008.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on a non-accrual status, unless the loan is well collateralized and in the process of collection. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had 18 non-accrual loans at September 30, 2009 with a balance of approximately $2,486,000. The Bank had no non-accrual loans at September 30, 2008.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" (OREO), and will be carried on the books of the Bank as an asset at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of September 30, 2009 and 2008, no OREO was held by the Bank.

     Non-payment of loans is an inherent risk in the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment and, ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank requires that most loans be approved by at least two officers, one of whom must be an executive officer. Commercial loans greater than $100,000, as well as other loans in certain circumstances, must be approved by the Loan Committee of the Bank's Board of Directors.

     The Bank also maintains a program of annual review of certain new and renewed loans by an outside loan review consultant. Loans are graded from "pass" to "loss," depending on credit quality, with "pass" representing loans that are fully satisfactory as additions to the Bank's portfolio. These are loans which involve a degree of risk that is not unwarranted given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment. Classified loans identified in the review process are added to the Bank's Internal Watchlist and an allowance for credit losses is established for such loans if appropriate. Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking, at which times a further review of loans is conducted.

     There were 56 classified loans with combined outstanding balances of $9,497,634 as of September 30, 2009. There were 37 classified loans with a combined outstanding balance of $5,941,441 as of September 30, 2008. The Bank has no exposure to sub-prime loans in its loan portfolio. The increase in classified loans was due to the continued effects of a slower residential development market in a segment of the Bank's portfolio. The Bank's overall asset quality and loan loss reserves of 1.10% of loans compares very well to its peer banks.

     The Bank maintains an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance, while any recoveries are credited to the allowance. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of the Bank's internal loan review, any external loan review, any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower's ability to repay, and present and prospective economic conditions.

Deposits

     Deposits are the Bank's primary source of funds. At September 30, 2009, the Bank had a deposit mix of 27% checking, 37% savings and 36% certificates. The Bank's net interest income is enhanced by its percentage of non-interest-bearing deposits. As of September 30, 2008, the deposit mix was 33% checking, 35% savings and 32% certificates. At September 30, 2009, fifteen percent of the total deposits of $264 million were non-interest-bearing as compared with September 30, 2008 at which time nineteen percent of the Bank's total deposits of $202 million were non-interest-bearing. As of September 30, 2009 and 2008, the Bank had $41,023,000 and $15,343,000 respectively in deposits from public sources.

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

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank is a member of Promontory Interfinancial Network LLC's Certificate of Deposit Account Registry Service (CDARS). This allows the Bank to offer its customers FDIC insurance, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of September 30, 2009, the Bank had $7,117,000 deposits in the CDARS network and $617,000 as of September 30, 2008. The Bank had no other brokered deposits as of September 30, 2009 and September 30, 2008.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal funds sold, and available-for-sale securities. As of September 30, 2009, the Bank's liquidity ratio was 29.81%, defined as the sum of $10.2 million in Federal funds sold, $54.7 million in available-for-sale securities, and $10.4 million in cash and due from banks, $89,313 in interest-bearing deposits with the Federal Home Loan Bank and $3.3 million in money market mutual funds as a percentage of deposits. This ratio was 19.6% at September 30, 2008 defined as the sum of $9 million in Federal funds sold, $16.8 million in available-for-sale securities, $11.3 million in cash and due from banks, $2.9 million in interest-bearing deposits with the Federal Home Loan Bank, and $27,000 in money market mutual funds as a percentage of deposits.

     The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In its overall attempt to match assets and liabilities, management takes into account rates and maturities offered in connection with its certificates of deposit and by offering variable rate loans. The Bank has generally been able to control its exposure to changing interest rates by maintaining floating interest rate loans, shorter term investments, and a majority of its time certificates in relatively short maturities.

     The Executive Committee of the Company's Board of Directors meets at least quarterly to monitor the Bank's investments and liquidity needs and oversee its asset-liability management. In between meetings of the Committee, the Bank's Management oversees the Bank's liquidity.

Capital Requirements

     The banking industry is subject to capital adequacy requirements based on risk-adjusted assets. The risk-based guidelines are used to evaluate capital adequacy and are based on the institution's asset risk profile, including investments and loans, and off-balance sheet exposures, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1. Tier 1 capital is the aggregate of common shareholders' equity and perpetual preferred stock, less goodwill and certain other deductions. Total capital consists of Tier 1 capital plus the allowance for loan losses subject to certain limitations. Leverage ratio is defined as Tier 1 capital divided by average assets.

     At September 30, 2009 and 2008, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

Inflation

     The impact of inflation on financial institutions may differ significantly from the impact exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and as to value. This is especially true for companies with a high percentage of interest-rate-sensitive assets and liabilities, such as a bank. Banks seek to reduce the impact of inflation by managing the interest-rate-sensitivity gap. The Bank attempts to manage its interest-rate-sensitivity gap and to structure its mix of financial instruments in order to minimize the potential adverse effects of inflation or other market forces on its net interest income and therefore its earnings and capital.

     Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through September 30, 2009, inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Fed. Based on the Bank's interest-rate-sensitivity position, the Bank benefits in the short term from rising interest rates and is adversely affected by falling interest rates. As such, indirectly the management of the money supply by the Fed to control the rate of inflation has an impact on the earnings of the Bank. Also, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

     As used herein, "disclosure controls and procedures" mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

     There was no change in the Company's internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 1A.  Risk Factors

     Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits

            Exhibit No.  Description
            -----------  -----------
            3(i) Certificate of Incorporation (incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

            3(ii) Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K12G3 filed with the Securities and Exchange Commission on March 7, 2006)

            31.1 Section Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

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

                                              SBT BANCORP, INC.


Date: November 16, 2009                       By: /s/ Martin J. Geitz
                                                  ------------------------------
                                                  Martin J. Geitz
                                                  Chief Executive Officer


Date: November 16, 2009                       By: /s/ Anthony F. Bisceglio
                                                  ------------------------------
                                                  Anthony F. Bisceglio
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


            3(i) Certificate of Incorporation (incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

            3(ii) Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K12G3 filed with the Securities and Exchange Commission on March 7, 2006)

            31.1 Section Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

            31.2 Section Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

            32.1         Section 1350 Certification by Chief Executive Officer

            32.2         Section 1350 Certification by Chief Financial Officer