Form 10-K
period 2009-12-31
SBT Bancorp, Inc.
filed 2010-03-30
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number:  000-51832

SBT BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Connecticut	20-4346972
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT	06070
(Address of Principal Executive Offices)	(Zip Code)

(860) 408-5493
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the registrant’s most recently completed second quarter, is $11,742,928.

As of March 26, 2010, 864,976 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SBT Bancorp, Inc.’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be held May 11, 2010 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K, and portions of SBT Bancorp, Inc.’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (the “Annual Report”) are incorporated by reference into Part II of this Form 10-K.

INDEX

SBT BANCORP, INC.

ITEM 1.       BUSINESS

General

SBT Bancorp, Inc. (the “Company”) is the holding company for The Simsbury Bank & Trust Company, Inc. (the “Bank”).  The Company was incorporated in the State of Connecticut on February 17, 2006.  The Company became the Bank’s sole shareholder pursuant to a reorganization that occurred on March 7, 2006.  The Company’s only business is its investment in the Bank, which is a community-oriented financial institution providing a variety of banking and investment services.

The Simsbury Bank & Trust Company, Inc. was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995.  The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof.  The Bank is not a member of the Federal Reserve System.  The Bank's main office and corporate offices are located in the town of Simsbury, Connecticut.  The Bank also maintains branch offices in Avon, Bloomfield, and Granby, Connecticut and a business office in Canton, Connecticut.  Services to the Bank’s customers are also provided through SBT Online Internet banking.  The aggregate population for the Bank's market area is 97,110 people, comprised of approximately 36,800 households.  The Bank’s customer base consists primarily of individual consumers and small businesses in north central Connecticut.  The Bank has over 20,516 deposit accounts.

The Bank also has seven ATMs; two are located at each of its main office and its Bloomfield office, and one at each of the other branch/business offices.  The ATMs generate activity fees based upon utilization by other banks' customers.

The Bank offers a full range of commercial banking services to residents and businesses in its primary and secondary markets through a wide variety of mortgage programs as well as home equity lines and loans, FDIC-insured checking, savings, and IRA accounts, 401K rollover accounts, as well as safe deposit and other customary non-deposit banking services.  The Bank offers investment products to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and through its affiliation with the securities broker/dealer LPL Financial Corporation.

As of December 31, 2009, approximately 78% of the Bank's loans were secured by residential property located in Connecticut.

The Bank’s deposits increased by $29.6 million or 13.4% in 2009.  The Bank’s total assets at year-end 2009 were $274 million, an increase of $33 million or 13.7% from $241 million at year-end 2008.  The Bank’s loan portfolio increased by $13.4 million or 7.4% in 2009 and ended the year at $193.5 million.  The Bank’s loan-to-deposit ratio, an important determinant of net interest income, decreased to 78% at year-end 2009, compared to 82% at year-end 2008.

The Bank had net income of $718,291 ($0.60 per common share) for the year ended December 31, 2009, an increase of $1.36 million from the net loss of $644,824 ($.75 per common share) reported for the year ended December 31, 2008.

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

The Bank’s Investment Policy permits the Bank to invest in mortgage-backed securities.  It is the policy of the Bank to invest in mortgage-backed securities that have no more risk than the underlying mortgages.  While the Investment Policy also permits the Bank to invest in preferred stock issued by Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), no such investments have been made by the Bank since 2001 and no further investments of this type are anticipated.

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

Based on the most current information available, the Bank's primary and secondary markets have a median household income of $91,963.  This level places the overall market approximately 35% above the median income of all Connecticut's households.  Compared to the nation as a whole, the median income in the Bank's primary and secondary market is approximately 77% greater than the median income for all U.S. households.  By themselves, the towns of Simsbury and Avon had median household incomes of over $110,303, placing them 112% over the median income for the U.S. and almost 62% over the median income of all households in Connecticut.

Educational attainment in the Bank's primary and secondary markets is similarly high.  Fifty percent of the residents aged twenty-five and over in the eight towns are college graduates.  In Avon, Bloomfield, Canton, Granby and Simsbury, this figure averages 53%.

Employees

At December 31, 2009, the Company employed 2 people, both of whom were full-time employees, and the Bank employed a total of 65 people, 59 full-time employees and 6 part-time employees.  Neither the Company’s employees nor the Bank's employees are represented by any union or other collective bargaining agreement, and the Company and the Bank believe their employee relations are satisfactory.

Competition

The banking and financial services business in Connecticut generally, and in the Bank's market areas specifically, is highly competitive.  The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.  The Bank competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers.  Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader array of financial services than the Bank.  In order to compete with these other financial services providers, the Bank principally relies upon its strong reputation for service excellence, personal relationships established by officers, directors and employees with its customers, and advertising and public relations.

The Bank's primary and secondary markets have a number of banking institutions which offer a variety of financial products.  The types of institutions range from large nationwide banks to various institutions of smaller size.  Simsbury is served by eight depository institutions with a total of eight offices.  Of these institutions, there are four commercial banks, two savings banks and two credit unions.  Avon is served by seven depository institutions with nine offices.  Of these institutions, there are four commercial banks and three savings banks.  Granby is served by five depository institutions with the same number of offices.  Two of these institutions are commercial banks and three are savings banks.  Bloomfield is served by nine depository institutions, including four commercial banks, two savings banks, and three credit unions.  Canton is served by four depository institutions with five offices.  The total seven-town area of the Bank's primary and secondary markets is served by eighteen institutions.

As of June 30, 2009, by deposit account market share, the top three banks in Simsbury are Simsbury Bank & Trust Company (29%), Bank of America (26%), and Webster Bank (17%).  The top three banks in Avon are Bank of America (26%), People’s Bank (20%), and Farmington Savings Bank (13%).  In Granby, the top three banks are Bank of America (29%), Windsor Federal Savings And Loan Association (27%), and Simsbury Bank & Trust Company (23%).  In Canton, the top three banks are Collinsville Savings Society (42%), Bank of America (25%), and Webster Bank (24%).  In Bloomfield, the top three banks are Wachovia Bank (38%), Webster Bank (21%) and Bank of America (21%).  In the Bank’s primary market (Simsbury, Granby, Avon, Bloomfield and Canton, as of June, 2009), the top 3 banks are Bank of America with 25% of the market, Webster Bank with 16% and The Simsbury Bank and Trust Company with 12%.  In the total eight-town area of the Bank's primary and secondary markets, the top three banks are Bank of America with 25% of the market, Webster Bank with 15% and The Simsbury Bank & Trust Company with 12%.

The present bank regulatory scheme is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions.  There has been a significant regulatory change in the bank merger and acquisition area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies may engage.  Under the Gramm-Leach-Bliley Act enacted by Congress on November 12, 1999, banks and bank holding companies may now affiliate with insurance and securities companies.  In part as a result of these changes, banks are now actively competing with other types of non-depository institutions, such as money market funds, brokerage firms, insurance companies, and other financial service enterprises.

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

Since September 2008, the United States Congress, United States Department of the Treasury, Federal Deposit Insurance Corporation, and Federal Reserve Board have, within their respective authorities, enacted legislation subsequently signed by the President of the United States, promulgated regulations, created special programs, and taken other actions to address the current financial market crisis and continuing economic recession.  Members of Congress, the President, the Treasury Secretary and Chairman of the Federal Reserve Board have indicated that significant changes must be made to the nation’s financial market regulatory system in order to address the causes of the current financial market crisis. Simsbury Bank & Trust Company anticipates that these changes may affect the Bank’s competitive position relative to other banks and financial services companies.  However, it is uncertain at this time when the changes impacting the Bank’s competitive position will be enacted and how they may change our competitive position.

Supervision and Regulation

Banks and bank holding companies are extensively regulated under both federal and state law.  Set forth below are brief summaries of various aspects of the supervision and regulation of the Company and the Bank.  These summaries do not purport to be complete and are qualified in their entirety by reference to applicable laws, rules and regulations.

As a bank holding company, the Company is regulated by and subject to the supervision of the Board of Governors of the Federal Reserve System (the “FRB”) and is required to file with the FRB an annual report and such other information as may be required.  The FRB has the authority to conduct examinations of the Company as well.

The Bank Holding Company Act of 1956 (the “BHC Act”) limits the types of companies which the Company may acquire or organize and the activities in which they may engage.  In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing and controlling banks as to be a proper incident thereto.  Activities determined by the FRB to be so closely related to banking within the meaning of the BHC Act include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation service; operating a collection agency; and providing certain courier services.  The FRB also has determined that certain other activities, including real estate brokerage and syndication, land development, property management, and underwriting of life insurance unrelated to credit transactions, are not closely related to banking and therefore are not proper activities for a bank holding company.

The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank.  Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank.

In November 1999, Congress amended certain provisions of the BHC Act through passage of the Gramm-Leach-Bliley Act.  Under this legislation, a bank holding company may elect to become a “financial holding company” and thereby engage in a broader range of activities than would be permissible for traditional bank holding companies.  In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under FRB regulations, and all such subsidiaries must have achieved a rating of “Satisfactory” or better with respect to meeting community credit needs.  Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto, as determined by the FRB.  The Gramm-Leach-Bliley Act identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities.  The Company currently owns a financial subsidiary, SBT Investment Services, Inc.

The Company believes that it meets the regulatory criteria that would enable it to elect to become a financial holding company.  At this time, the Company has determined not to make such an election, although it may do so in the future.

The Gramm-Leach-Bliley Act also makes it possible for entities engaged in providing various other financial services to form financial holding companies and form or acquire banks.  Accordingly, the Gramm-Leach-Bliley Act makes it possible for a variety of financial services firms to offer products and services comparable to the products and services offered through the Company’s subsidiaries.

There are various statutory and regulatory limitations regarding the extent to which present and future banking subsidiaries of the Company can finance or otherwise transfer funds to the Company or its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases, including regulatory limitation on the payment of dividends directly or indirectly to the Company from the Bank.  Federal bank regulatory agencies also have the authority to limit further the Bank’s payment of dividends based on such factors as the maintenance of adequate capital for such subsidiary bank, which could reduce the amount of dividends otherwise payable.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for banks described below under the heading “Capital Standards.”  The Company exceeded all current regulatory capital requirements to be considered in the “well capitalized” at December 31, 2009.

The Bank, as a Connecticut state-chartered bank, is subject to supervision, periodic examination and regulation by the Connecticut Commissioner of Banking (the “Commissioner”) and the Federal Deposit Insurance Corporation (the “FDIC”).  If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately, to terminate a bank's deposit insurance, which for a Connecticut state-chartered bank would result in a revocation of the bank's charter.  The Commissioner has many of the same remedial powers.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, the Bank is subject to a semi-annual statutory assessment.  (See “Premiums for Deposit Insurance.”)  Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Board of Governors of the Federal Reserve System.

Various requirements and restrictions under the laws of the State of Connecticut and the United States affect the operations of the Bank.  State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements.  Further, the Bank is required to maintain certain levels of capital.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America.  Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations of the Securities and Exchange Commission, provide for and include, among other things:  (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of, certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC); (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations. On December 15, 2006, the Securities and Exchange Commission delayed the internal control reporting requirements under Section 404 of the Sarbanes-Oxley Act for non-accelerated filers to periods ending after December 15, 2007.  In accordance with the requirements of Section 404(a), Management’s report on internal controls is included herein as Item 9A(T).  Effective December 18, 2009, the Securities and Exchange Commission further delayed for non-accelerated filers the requirement to provide an auditors’ attestation report on internal controls over financial reporting, which will now need to be filed for fiscal years after June 15, 2010.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, broker-dealers, and other businesses involved in the transfer of money.  The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company and the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money-laundering, compliance, suspicious activity, currency transaction reporting, and due diligence on customers.  The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money-laundering activities when considering applications filed under the BHC Act or the Bank Merger Act.

Regulations Related to Troubled Asset Relief Program

On March 27, 2009, pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Letter Agreement, including the Securities Purchase Agreement – Standard Terms, with the United States Department of the Treasury (the “Treasury”) pursuant to which the Company issued and sold, and the Treasury purchased, (i) 4,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and (ii) a ten-year warrant to purchase up to 200.002 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) at an exercise price of $0.01 per share, for aggregate cash consideration of $4,000,000.  The Treasury immediately exercised the warrant on a net basis following the closing of the transaction on March 27, 2009, resulting in the issuance of 200 shares of the Series B Preferred Stock.

The Series A Preferred Stock pays quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year and has a liquidation preference of $1,000 per share, while the Series B Preferred Stock pays quarterly cumulative dividends at a rate of 9% per year and has a liquidation preference of $1,000 per share.

As a result of its participation in the TARP CPP under EESA through the sale by the Company of Series A Preferred Stock to the Treasury, the Company is subject to restrictions contained in the agreement between the Treasury and the Company related to the sale of the Series A Preferred Stock which, among other things, restricts the payment of cash dividends above $0.48 per share per year and the repurchase of its shares of common stock or other capital stock or other equity securities of any kind of the Company or any of its or its affiliates’ trust-preferred securities until the tenth anniversary of the Treasury’s purchase of the Series A Preferred Stock.  Furthermore, the Company is prohibited by the terms of the Series A Preferred Stock and Series B Preferred Stock from paying dividends on the common stock of the Company unless all accrued and unpaid dividends on the Series A Preferred Stock and Series B Preferred Stock have been fully paid.

In addition, the EESA and guidance issued by the Treasury limit executive compensation and require the reporting of information to the Treasury and others and limit the deductibility for Federal income tax purposes of compensation paid to certain executives in excess of $500,000 per year and the payment of certain severance and change in control payments to certain executives.  The American Recovery and Reinvestment Act of 2009 (the “Stimulus Package Act”) and regulations promulgated by the Treasury thereunder contain further limitations on the payment of bonuses to the highest paid employee of the Company, the claw-back of bonus payments to certain executives of the Company or the Bank, and the prohibition of “golden parachute” payments to certain executives of the Company or the Bank.  The regulations promulgated by Treasury also imposes new corporate governance requirements on the Company, including review by the Company’s Personnel Committee of senior executive officer compensation plans and all employee compensation plans at least once every six months, the certification by the Personnel Committee and the Chief Executive Officer and Chief Financial Officer of their review of senior executive officer compensation plans, employee compensation plans and other employee-related compensation matters, the inclusion of a non-binding “say on pay” proposal in the Company’s annual proxy statement and the establishment and maintenance of a policy prohibiting luxury and excessive expenditures.

The Board of Governors of the Federal Reserve System has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends including, for example, when net income available for shareholders for the past four quarters net of previously paid dividends paid during that period is not sufficient to fully fund the dividends.  The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

Dividend Restrictions

The primary source of cash to pay dividends, if any, to the Company’s shareholders and to meet the Company’s obligations is dividends paid to the Company by the Bank.  Dividend payments by the Bank to the Company are subject to Connecticut banking laws and the Federal Deposit Insurance Act (“FDIA”).  Under Connecticut banking laws and the FDIA, a bank may not pay any dividends if, after paying such dividends, it would be undercapitalized under applicable capital requirements.  In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available from the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary.  A bank holding company may not pay dividends when it is insolvent.

Please also refer to the discussion above of the Series A Preferred Stock and Series B Preferred Stock under the heading “Regulations Related to Troubled Asset Relief Program” for additional restrictions on cash dividends.

Capital Standards

The FDIC has adopted risk-based capital guidelines to which FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank, are subject.  The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to the differences in risk profiles among banking organizations.  Banks are required to maintain minimum levels of capital based upon their total assets and total “risk-weighted assets.”  For purposes of these requirements, capital is comprised of both Tier 1 and Tier 2 capital.  Tier 1 capital consists primarily of common stock and retained earnings.  Tier 2 capital consists primarily of loan loss reserves, subordinated debt, and convertible securities.  In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  A bank’s total “risk-based assets” are determined by assigning the bank’s assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks.  The greater the risk associated with an asset, the greater the amount of such asset that will be subject to capital requirements.  Banks must satisfy the following three minimum capital standards:  (1) Tier 1 capital in an amount equal to between 4% and 5% of total assets (the “leverage ratio”); (2) Tier 1 capital in an amount equal to 4% of risk-weighted assets; and (3) total Tier 1 and Tier 2 capital in an amount equal to 8% of risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines specific capital categories based upon an institution’s capital ratios.  The capital categories, in declining order, are: (i) well capitalized; (ii) adequately capitalized; (iii) under-capitalized; (iv) significantly under-capitalized; and (v) critically under-capitalized.  Under FDICIA and the FDIC’s prompt corrective action rules, the FDIC may take any one or more of the following actions against an under-capitalized bank:  restrict dividends and management fees, restrict asset growth, and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval.  If a bank is significantly under-capitalized, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks, and restrict compensation to any senior executive officer.  When a bank becomes critically under-capitalized (i.e., the ratio of tangible equity to total assets is equal to or less than 2%), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law.  Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains critically under-capitalized during the calendar quarter beginning 270 days after the date on which the bank became critically under-capitalized.

To be considered “adequately capitalized,” an institution must generally have a leverage ratio of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4%, and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8%.  As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  There are no conditions that Management believes have changed the Bank’s category.

The following table presents the amounts of regulatory capital and the capital ratios for the Bank compared to its minimum regulatory capital requirements as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Ratio	Capital Minimum Requirement	Ratio	Capital Minimum Requirement

Leverage ratio	7.35%	4.00%	7.00%	4.00%
Tier 1 risk-based ratio	12.71%	4.00%	10.88%	4.00%
Total risk-based ratio	13.97%	8.00%	12.13%	8.00%

Safety and Soundness Standards

Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things:  internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings and compensation; and fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard set by the Federal Deposit Insurance Act, as amended.  The final regulations establish deadlines for submission and review of such safety and soundness compliance plans.

The federal banking agencies also have adopted final regulations for real estate lending prescribing uniform guidelines for real estate lending.  The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate.  The policies must address loan portfolio management, underwriting standards, and loan-to-value limits that do not exceed the supervisory limits prescribed by the regulations.

Appraisals for “real estate-related financial transactions,” generally transactions with a value of $250,000 or more, must be conducted, depending on the value of the transaction, by either state-certified or state-licensed appraisers.  State-certified appraisers are required for:  all transactions with a transaction value of $1,000,000 or more; nonresidential transactions valued at $250,000 or more; and transactions of $250,000 or more involving "complex" 1-4 family residential properties.  An appraisal or real estate “evaluation” executed by a state-licensed appraiser is required for all other federally related transactions and is performed annually.  Federally related transactions include the sale, lease, purchase, investment in or exchange of real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

Premiums for Deposit Insurance

The FDIC has implemented a risk-based assessment system under which an institution's deposit insurance premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund.

Under this risk-based assessment system, banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and under-capitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC).  The three supervisory categories are:  financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C).  The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and under-capitalized are the same as in the FDIC's prompt corrective action regulations.  The Bank is currently considered a “Well Capitalized Group A” institution and therefore is not subject to any quarterly FDIC Bank Insurance Fund (“BIF”) or Savings Association Insurance Fund (“SAIF”) assessments.  This could change in the future based on the capitalization of the BIF and SAIF.  The Bank is, however, subject to quarterly assessments by the Financing Corporation (“FICO”) to service the interest on its bond obligations.  The rate for this assessment is determined quarterly and is paid based on the Bank’s average deposits for a given quarter.  The Bank paid $546,288 in FICO assessments in 2009 and $128,643 in 2008. A prepaid assessment of approximately $1.4 million was made during the fourth quarter of 2009 which runs through 2012.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) was enacted to ease restrictions on interstate banking.  Effective September 25, 1995, Riegle-Neal allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of, the assets of a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for a minimum time period (not exceeding five years) specified by the statutory law of the host state.  Riegle-Neal also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch.  Riegle-Neal does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in Riegle-Neal.

Community Reinvestment Act

Under the Community Reinvestment Act, as amended (“CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) amended the CRA to require public disclosure of an institution’s CRA rating and require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.  The Bank’s latest CRA rating, received from the FDIC, was “satisfactory.”

ITEM 1A.     RISK FACTORS

Not required.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

The Company does not own any properties.

The Bank's main office is located at 981 Hopmeadow Street, Simsbury, Connecticut.  The Bank leases its main office pursuant to a lease with an initial term of ten years, expiring 2011, and which contains renewal options for a total of an additional ten years.  The Bank also has the option to purchase the office during the tenth year of the lease.  This lease also covers the building at 987 Hopmeadow Street that is being used as additional administrative offices and is partially subleased to small local businesses.

The Bank’s Granby branch office is located at 11 Hartford Avenue, Granby, Connecticut.  The Bank leases this office pursuant to a lease with an initial term of fifteen years, expiring in 2013, and which contains renewal options for a total of an additional ten years.

The Bank’s Avon branch office is located at 27 Dale Road, Avon, Connecticut.  The Bank leases this office pursuant to a lease with an initial term of fifteen years, expiring in 2014, and which contains renewal options for a total of an additional ten years.

The Bank’s Canton business office is located at 250 Albany Turnpike, Canton, Connecticut.  The Bank leases this office pursuant to a lease with an initial term of ten years, expiring in 2015, and which contains renewal options for a total of an additional fifteen years.

The Bank’s Bloomfield office is located at 864 Cottage Grove Road, Bloomfield, Connecticut.  The Bank leases this office pursuant to a lease with an initial term of ten years, expiring in 2016, and which contains renewal options for a total of an additional ten years.

The Bank’s administrative offices are located at 760 Hopmeadow Street, Simsbury, Connecticut.  The Bank leases this building pursuant to a lease with a term that expires in 2011.  The Bank has an option to renew the lease for an additional term of five years.

The Bank made $597,445 in total lease payments during 2009 and $619,429 during 2008.

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

ITEM 4.       (REMOVED AND RESERVED)

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item 5 is incorporated into this Form 10-K by reference to the Company’s Annual Report under the caption “SHAREHOLDER DATA and to Item 12 of Part III of this Form 10K under the caption “EQUITY COMPENSATION PLAN INFORMATION.”

ITEM 6.       SELECTED FINANCIAL DATA

Not required.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item 7 is incorporated into this Form 10-K by reference to the Company’s Annual Report under the caption “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated into this Form 10-K by reference to the Company’s Annual Report under the captions “SELECTED FINANCIAL AND OTHER DATA” and “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

The Company has initiatives in place to ensure compliance with the Sarbanes-Oxley Act of 2002 (the “Act”).  The Company has an Internal Compliance Committee that is responsible for the monitoring of and compliance with all federal regulations.  This committee reports to the Audit and Compliance Committee of the Board of Directors.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009 and have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.  This conclusion is based on the above-referenced officers’ evaluation of such controls and procedures.

(b)      Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c)      Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated into this Form 10-K by reference to the Proxy Statement of the Company (the “Proxy Statement”) for the annual meeting of shareholders to be held on May 11, 2010 under the captions “ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR DIRECTORS,” “NON-DIRECTOR EXECUTIVE OFFICERS,” “AUDIT AND COMPLIANCE COMMITTEE FINANCIAL EXPERT,” “BOARD COMMITTEES,” “CODE OF ETHICS AND CONFLICTS OF INTEREST POLICY,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated into this Form 10-K by reference to the Company’s Proxy Statement under the captions “EXECUTIVE COMPENSATION” and “EMPLOYMENT AGREEMENTS.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company previously issued options to purchase shares of its common stock under the SBT Bancorp 1998 Stock Plan.  As of March 12, 2010, there are options outstanding to purchase an aggregate of 51,189 shares of the Company’s authorized but unissued common stock at a price of between $15.65 and $36.55 per share and which will expire between the years 2011 and 2017.  The SBT Bancorp 1998 Stock Plan expired in March 2008.  Accordingly, there were no options available to be granted during the year ended December 31, 2009 to the Company’s named executives or any other employees.

The following table sets forth the total number of securities authorized for issuance under equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	51,189	$30.33	0
Equity compensation plans not approved by security holders	0	0	0
Total	51,189	$30.33	0

Additional information required by this Item 12 is incorporated into this Form 10-K by reference to the Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated into this Form 10-K by reference to the Company’s Proxy Statement under the captions “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and “INDEPENDENCE OF DIRECTORS AND DIRECTOR NOMINEES.”

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated into this Form 10-K by reference to the  Company’s Proxy Statement under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS.”

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

Exhibits.

The following exhibits required by Item 601 are filed herewith or are incorporated by reference to the filings previously made by the Bank and the Company as noted below (the reference in parentheses at the end of an Exhibit indicates the number of the Exhibit as it was filed in the document referenced below):

Exhibit No.	Description
3(i)	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K filed on March 31, 2009)

3(ii)	Certificate of Amendment of Certificate of Incorporation of SBT Bancorp, Inc., authorizing preferred stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 30, 2009)

3(iii)
Certificate of Amendment of Certificate of Incorporation of SBT Bancorp, Inc., establishing the terms of the Preferred Stock and the Warrant Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on March 30, 2009)

3(iv)	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8K12G3 filed on March 7, 2006)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB filed on May 15, 2006)

4.2	Warrant, dated March 27, 2009, to purchase up to 200.002 shares of Warrant Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 30, 2009)

10.1#	Employment Agreement, dated as of September 1, 2004, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-QSB dated November 12, 2004)

10.2#	Amendment to Employment Agreement, dated as of December 31, 2008, between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed on March 31, 2009)

10.3#
Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Charles D. Forgie (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-KSB dated on March 17, 2004)

10.4#
Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-KSB dated March 17, 2004)

10.5#	Change in Control Agreement, dated as of July 30, 1999, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-KSB dated March 17, 2004)

10.6#
Amendment to Change in Control Agreement, dated as of December 31, 2008, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed on March 31, 2009)

10.7#
Change in Control Severance Agreement dated as of December 30, 2008 by and between the Bank and Terry L. Boulton (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed on March 31, 2009)

10.8#	Change in Control Agreement, dated as of December 30, 2008, by and between the Bank and Paul R. Little (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed on March 31, 2009)

10.9#	Change in Control Agreement, dated as of December 30, 2008, by and between the Bank and Howard R. Zern (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on March 31, 2009)

10.10#	Letter Agreement dated as of April 25, 2006 by and between the Company and Paul R. Little (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 22, 2006)

10.11
Letter Agreement, dated March 27, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Preferred Stock and the Warrant (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 30, 2009)

10.12	Side Letter, dated March 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 30, 2009)

10.13#	Form of Waiver, executed by each of Messrs. Martin J. Geitz, Anthony F. Bisceglio and Paul R. Little (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 30, 2009)

10.14#
Form of Senior Executive Officer Agreement, executed by each of Messrs. Martin J. Geitz, Anthony F. Bisceglio and Paul R. Little (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 30, 2009)

13*
2009 Annual Report (except for those portions expressly incorporated by reference, the 2009 Annual Report is furnished for informational purposes and is not to be deemed filed as part of this Form 10-K)

21*	Subsidiaries

23*	Consent of Shatswell, MacLeod & Company, P.C.

31.1*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Executive Officer

31.2*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Financial Officer

32.1*	Section 1350 Certification by Chief Executive Officer

32.2*	Section 1350 Certification by Chief Financial Officer

99.1*	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008

99.2*	Certification of Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008

*  Filed herewith
#  Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2010.

SBT BANCORP, INC.
By:	/s/ Martin J. Geitz
Martin J. Geitz
President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Martin J. Geitz	President and	March 30, 2010
Martin J. Geitz	Chief Executive Officer

/s/ Anthony F. Bisceglio	Executive Vice President,	March 30, 2010
Anthony F. Bisceglio	Chief Financial Officer and Chief Accounting Officer

/s/ Robert J. Bogino	Director	March 30, 2010
Robert J. Bogino

/s/ James T. Fleming	Director	March 30, 2010
James T. Fleming

/s/ Edward J. Guarco	Director	March 30, 2010
Edward J. Guarco

/s/ Gary R. Kevorkian	Director	March 30, 2010
Gary R. Kevorkian

/s/ George B. Odlum, Jr.	Director	March 30, 2010
George B. Odlum, Jr., DMD

/s/ David W. Sessions	Director	March 30, 2010
David W. Sessions

/s/ Rodney R. Reynolds	Director	March 30, 2010
Rodney R. Reynolds

/s/ Penny R. Woodford	Director	March 30, 2010
Penny R. Woodford

/s/ Lincoln S. Young	Director	March 30, 2010
Lincoln S. Young