Form 10-Q
period 2010-03-31
SBT Bancorp, Inc.
filed 2010-05-17
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _______  to  __________

Commission File Number:  000-51832

                               SBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Connecticut                                     20-4346972
--------------------------------------           -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT       06070
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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
                                                Yes [ ]     No [ ]

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

As of April 30, 2010, the registrant had 864,976 shares of its Common Stock, no par value per share, outstanding.

                                                       TABLE OF CONTENTS

                                                       SBT Bancorp, Inc.

                                                                                                                     Page No.
                                                                                                                     --------

                                                PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2010 and 2009 (unaudited)
               and December 31, 2009                                                                                        4

               Condensed Consolidated Statements of Income for the Three Months Ended
               March 31, 2010 and 2009 (unaudited) and December 31, 2009                                                    5

               Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three
               Months Ended March 31, 2010 and 2009 (unaudited)                                                             6

               Condensed Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 2010 and 2009 (unaudited)                                                                          7

               Notes to Condensed Consolidated Financial Statements - (unaudited)                                      8 - 11

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                  12 - 18

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                                  18

Item 4T.       Controls and Procedures                                                                                     19

                                                  PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                           19

Item 1A.       Risk Factors                                                                                                19

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                                                 19

Item 3.        Defaults upon Senior Securities                                                                             19

Item 4.       [Removed and Reserved]                                                                                       19

Item 5.        Other Information                                                                                           19

Item 6.        Exhibits                                                                                                    20

SIGNATURES                                                                                                                 21

EXHIBIT INDEX                                                                                                              22

                                      PART I - FINANCIAL INFORMATION
                                             SBT BANCORP, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands, except for share amounts)

ASSETS                                                                   3/31/10      12/31/09     3/31/09
------                                                                   -------      --------     -------
                                                                     (unaudited)                (unaudited)

Cash and due from banks                                            $       6,355  $      8,212  $    8,094
Interest-bearing deposits with the Federal Reserve Bank of Boston          4,692         4,945       3,396
Interest-bearing deposits with the Federal Home Loan Bank                    446           163         271
Federal funds sold                                                         2,543         2,416      10,107
Money market mutual funds                                                  9,606         1,353       9,537
                                                                  -------------- ------------- ------------
     Cash and cash equivalents                                            23,642        17,089      31,405

Interest-bearing time deposits with other banks                            5,533         5,488       5,355
Investments in available-for-sale securities (at fair value)              50,308        50,011      35,363
Federal Home Loan Bank stock, at cost                                        631           631         631

Loans outstanding                                                        195,553       193,515     181,259
     Less allowance for loan losses                                        2,207         2,211       2,061
                                                                  -------------- ------------- ------------
        Loans, net                                                       193,346       191,304     179,198
                                                                  -------------- ------------- ------------

Premises and equipment                                                       641           684         796
Accrued interest receivable                                                  958           977         889
Bank owned life insurance                                                  3,888         3,846       3,717
Other assets                                                               3,650         3,709       2,579
                                                                  -------------- ------------- ------------
     Total other assets                                                    9,137         9,216       7,981
                                                                  -------------- ------------- ------------
     TOTAL ASSETS                                                  $     282,597  $    273,739  $  259,933
                                                                  ============== ============= ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Demand deposits                                                 $      43,812  $     43,887  $   36,814
   Savings and NOW deposits                                              134,770       124,482     110,399
   Time deposits                                                          75,826        82,077      90,014
                                                                  -------------- ------------- ------------
     Total deposits                                                      254,408       250,446     237,227

Securities sold under agreements to repurchase                             4,494           913         723
Due to broker                                                              1,013             -           -
Other liabilities                                                          1,038           968       1,074
                                                                  -------------- ------------- ------------
     Total liabilities                                                   260,953       252,327     239,024
                                                                  -------------- ------------- ------------

Stockholders' equity:
   Preferred Stock - Series A                                              3,816         3,805       3,770
   Preferred Stock - Series B                                                224           225         230
   Common stock, no par value; authorized 2,000,000 shares;
     issued and outstanding 864,976 shares on 3/31/10,
     12/31/09, and 3/31/09                                                 9,379         9,372       9,342
   Retained earnings                                                       7,856         7,782       7,689
   Accumulated other comprehensive income (loss)                             369           228        (122)
                                                                  -------------- ------------- ------------
     Total stockholders' equity                                           21,644        21,412      20,909
                                                                  -------------- ------------- ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     282,597  $    273,739  $  259,933
                                                                  ============== ============= ============

                 See accompanying notes to the condensed consolidated financial statements


                                                     SBT BANCORP, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)
                                    (Dollars in thousands, except for per share amounts)
                                                                                               For the quarter ended
                                                                                       -------------------------------------
                                                                                            3/31/10    12/31/09      3/31/09
                                                                                            -------    --------      -------

Interest and dividend income:
   Interest and fees on loans                                                         $       2,501 $     2,567 $      2,408
   Investment securities                                                                        470         517          422
   Federal funds sold and overnight deposits                                                      5           4            5
                                                                                       ------------ ----------- ------------
     Total interest and dividend income                                                       2,976       3,088        2,835
                                                                                       ------------ ----------- ------------

Interest expense:
   Deposits                                                                                     473         584          815
   Repurchase agreements                                                                         10           1            3
   Federal Home Loan Bank advances                                                                -           -            7
                                                                                       ------------ ----------- ------------
     Total interest expense                                                                     483         585          825
                                                                                       ------------ ----------- ------------
     Net interest and dividend income                                                         2,493       2,503        2,010
Provision for loan losses                                                                       225         225           52
                                                                                       ------------ ----------- ------------
   Net interest and dividend income after provision for loan losses                           2,268       2,278        1,958
                                                                                       ------------ ----------- ------------

Noninterest income:
   Service charges on deposit accounts                                                          131         149          102
   Loss on sales of available-for-sale securities                                                 -          (1)           -
   Other service charges and fees                                                               154         149          120
   Increase in cash surrender value of life insurance policies                                   42          43           13
   Gain on loans sold                                                                             -           -            3
   Investment Services fees and commissions                                                      24          27           30
   Other income                                                                                  12          12           19
                                                                                       ------------ ----------- ------------
     Total noninterest income                                                                   363         379          287
                                                                                       ------------ ----------- ------------

Noninterest expense:
   Salaries and employee benefits                                                             1,085       1,132        1,047
   Premises and equipment                                                                       369         369          373
   Advertising and promotions                                                                    95          92           80
   Forms and supplies                                                                            34          48           40
   Professional fees                                                                            203         118          108
   Directors fees                                                                                48          33           33
   Correspondent charges                                                                         64          66           66
   Postage                                                                                       24          27           25
   FDIC assessment                                                                               97         201           55
   Data processing                                                                              118         115           36
   Other expenses                                                                               184         215          176
                                                                                       ------------ ----------- ------------
     Total noninterest expense                                                                2,321       2,416        2,039
                                                                                       ------------ ----------- ------------
Income before income taxes                                                                      310         241          206
Income tax provision                                                                             67          50           60
                                                                                       ------------ ----------- ------------
Net income                                                                             $        243 $       191 $        146
                                                                                       ============ =========== ============
Net income available to common shareholders                                            $        178 $       126 $        146
                                                                                       ============ =========== ============
Average shares outstanding, basic                                                           864,796     864,796      864,796
Earnings per common share, basic                                                       $       0.21 $      0.15 $       0.17
                                                                                       ============ =========== ============
Average shares outstanding, assuming dilution                                               865,181     865,001      864,796
Earnings per common share, assuming dilution                                           $       0.21 $      0.15 $       0.17
                                                                                       ============ =========== ============

                         See accompanying notes to the condensed consolidated financial statements


                                                         SBT BANCORP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)
                                                                                                              Accumulated
                                                                          Preferred Preferred                     Other
                                                                            Stock     Stock   Common Retained Comprehensive
                                                                          Series A  Series B  Stock  Earnings Income (Loss)  Total
------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2008                                                  $    -     $  -  $9,328  $7,543         $ (25) $16,846
 Comprehensive income:
     Net income                                                                   -        -       -     146             -        -
     Net change in unrealized holding loss on
     available-for-sale securities, net of tax effect                             -        -       -       -           (97)       -
          Comprehensive income                                                    -        -       -       -             -       49

 Preferred stock issuance                                                     3,770      230       -       -             -    4,000
 Stock-based compensation                                                         -        -      14       -             -       14
                                                                          ----------------------------------------------------------
  Balance, March 31, 2009                                                    $3,770     $230  $9,342  $7,689         $(122) $20,909
                                                                          ==========================================================

 Balance, December 31, 2009                                                  $3,805     $225  $9,372  $7,782         $ 228  $21,412
 Comprehensive Income:
     Net income                                                                   -        -       -     243             -        -
     Net change in unrealized holding income on
     available-for-sale securities, net of tax effect                             -        -       -       -           141        -
          Comprehensive income                                                    -        -       -       -             -      384

 Preferred stock dividends                                                        -        -       -     (55)            -      (55)
 Preferred stock amortization (accretion)                                        11       (1)      -     (10)            -        -
 Stock-based compensation                                                         -        -       7       -                      7
  Dividends declared common stock ($0.12 per share)                               -        -       -    (104)            -     (104)
                                                                          ----------------------------------------------------------
  Balance, March 31, 2010                                                    $3,816     $224  $9,379  $7,856         $ 369  $21,644
                                                                          ==========================================================

                             See accompanying notes to the condensed consolidated financial statements


                                                   SBT BANCORP, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)
                                                 (Dollars in thousands)

                                                                                              For the three months ended
                                                                                              --------------------------
                                                                                                 3/31/10       3/31/09
                                                                                              ------------ -------------

Cash flows from operating activities:
  Net income                                                                                   $      243   $       146
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Amortization of securities, net                                                                    51            14
    Interest capitalized on interest-bearing time deposits with other banks                           (45)          (35)
    Change in deferred loan costs, net                                                                  5             7
    Provision for loan losses                                                                         225            52
    Depreciation and amortization                                                                      58            67
    Accretion on impairment of operating lease                                                        (11)          (11)
    Increase in other assets                                                                          (79)          (43)
    Decrease (increase) in interest receivable                                                         19           (53)
    Decrease in taxes receivable                                                                       44            37
    Stock based compensation                                                                            7            14
    Increase (decrease) in other liabilities                                                           78          (371)
    Increase in cash surrender value of bank owned life insurance                                     (42)          (13)
    Increase in interest payable                                                                        3             2
                                                                                              ------------ -------------
  Net cash provided by (used in) operating activities                                                 556          (187)
                                                                                              ------------ -------------

Cash flows from investing activities:
   Proceeds from maturities of interest-bearing time deposits with other banks                          -         2,000
   Purchases of available-for-sale securities                                                      (4,521)       (5,525)
   Proceeds from maturities of available-for-sale securities                                        5,418         2,986
   Loan originations and principal collections, net                                                (1,214)       (1,183)
   Loans purchased                                                                                 (1,062)            -
   Purchase of life insurance policies                                                                  -        (2,500)
   Capital expenditures                                                                               (12)          (15)
   Recoveries of loans previously charged-off                                                           4             -
                                                                                              ------------ -------------
   Net cash used in investing activities                                                           (1,387)       (4,237)
                                                                                              ------------ -------------

Cash flows from financing activities:
   Net increase in demand, NOW, and savings accounts                                               10,213        10,661
   Net (decrease) increase in time deposits                                                        (6,251)        5,687
   Net change in short-term advances from the Federal Home Loan Bank                                    -        (1,000)
   Net increase in securities sold under agreements to repurchase                                   3,581           146
   Proceeds from issuance of preferred stock                                                            -         4,000
   Dividends paid - preferred stock                                                                   (55)            -
   Dividends paid - common stock                                                                     (104)            -
                                                                                              ------------ -------------
   Net cash provided by financing activities                                                        7,384        19,494
                                                                                              ------------ -------------
Net increase in cash and cash equivalents                                                           6,553        15,070
Cash and cash equivalents at beginning of period                                                   17,089        16,335
                                                                                              ------------ -------------
Cash and cash equivalents at end of period                                                     $   23,642   $    31,405
                                                                                              ============ =============
Supplemental disclosures:
   Interest paid                                                                                      480           823
   Income taxes paid                                                                                   23            23
   Increase in due to broker                                                                        1,013             -

                       See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity of SBT Bancorp, Inc. (the "Company") for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2009.


NOTE 2 - STOCK-BASED COMPENSATION

     At March 31, 2010, the Company maintains a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the three months ended March 31, 2010, the Company recognized $7,000 in stock-based employee compensation expense. During the three months ended March 31, 2009, the Company recognized $14,000 in stock-based employee compensation expense.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets," and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity ("QSPE") and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity ("VIE") to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. These standards did not have a significant impact on the Company's financial statements.

     In March 2010, the FASB issued ASU 2010-11, "Scope Exception Related to Embedded Credit Derivatives." The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules are effective July 1, 2010. The Company is currently analyzing the impact of the changes to determine the population of instruments that may be reclassified to trading upon adoption.

     In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements." The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 4. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in the Level 3 of the fair value measurement hierarchy will be required for fiscal years beginning after December 15, 2010.


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

     A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and liabilities carried at fair value effective January 1, 2008. The Company did no have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2010.

     Assets  Measured  at  Fair  Value  on  a  Recurring  Basis

     Securities Available for Sale. The fair value of the Company's available-for-sale securities portfolio was estimated using Level 2 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and bonds' terms and conditions, among other factors. At March 31, 2010, the carrying value and estimated fair value, using Level 2 inputs, of securities available-for-sale was $50.3 million.

     Assets  Measured  at  Fair  Value  on  a  Nonrecurring  Basis

     Impaired Loans. The Company's impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. At March 31, 2010, the estimated fair value, using Level 2 inputs, of impaired loans was $333,000.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, were as follows as of March 31, 2010 and December 31, 2009:

                                                      (Dollars in thousands)
                                       -------------------------------------------------------
                                            March 31, 2010             December 31, 2009
                                       -------------------------  ----------------------------
                                        Carrying     Fair value    Carrying       Fair value
                                         amount                     amount
                                       ------------  -----------  ------------  --------------
Financial assets
  Cash and cash equivalents              $   23,642    $  23,642    $   17,089    $     17,089
  Interest-bearing time deposits with
     other banks                              5,533        5,774         5,488           5,691
  Available-for-sale securities              50,308       50,308        50,011          50,011
  Federal Home Loan Bank stock                  631          631           631             631
  Loans, net                                193,346      194,073       191,304         193,185
  Accrued interest receivable                   958          958           977             977

Financial liabilities
  Deposits                               $  254,408      255,114       250,446         251,268
  Securities sold under agreements to
     repurchase                               4,494        4,494           913             913
  Due to broker                               1,013        1,013             -               -


NOTE 5 - EARNINGS PER COMMON SHARE

     Basic earnings per common share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2010 and March 31, 2009:

                         (Dollars in thousands, except per share amounts)

                                                                    For the three months ended
                                                               ------------------------------------
                                                                    3/31/10            3/31/09
                                                               ------------------  ----------------
Basic EPS computation:
   Net income                                                    $           243     $          146
   Preferred stock net accretion                                             (10)                 -
   Preferred stock dividend paid                                             (55)                 -
                                                               ------------------  ----------------
   Net income available to common shareholders                   $           178     $          146

   Weighted average shares outstanding, basic                            864,976            864,976
   Basic EPS                                                     $          0.21     $         0.17
                                                               ==================  ================

Diluted EPS computation:
   Net income                                                    $           243     $          146
   Preferred stock net accretion                                             (10)                 -
   Preferred stock dividend paid                                             (55)                 -
                                                               ------------------  ----------------
   Net income available to common shareholders                   $           178     $          146

   Weighted average shares outstanding, assuming dilution                864,976            864,976
   Dilutive potential shares                                                 205                  -
                                                               ------------------  ----------------
                                                                         865,181            864,976
   Diluted EPS                                                   $          0.21     $         0.17
                                                               ==================  ================

NOTE 6 - IMPAIRED INVESTMENT SECURITIES

     The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

                                           March 31, 2010 (Dollars in thousands)
                      --------------------------------------------------------------------------------
                         Less than 12 months        12 Months or longer               Total
                      --------------------------  -----------------------  ---------------------------
                         Fair       Unrealized      Fair     Unrealized      Fair        Unrealized
                         value        losses        value      losses        value         losses
                      -----------  -------------  --------  -------------  ---------  ----------------
 Debt securities
  issued by the U.S.
  Treasury and other
  U.S. government
  corporations and
  agencies             $    2,180   $       (12)   $     -   $         -    $  2,180    $         (12)
 Mortgage-backed
  securities                1,574           (36)     1,210          (209)      2,784             (245)
                      -----------  -------------  --------  -------------  ---------  ----------------
   Total temporarily
    impaired
    securities         $    3,754   $       (48)   $ 1,210   $      (209)   $  4,964    $        (257)
                      ===========  =============  ========  =============  =========  ================

     The investments in the Company's investment portfolio that were temporarily impaired as of March 31, 2010 consisted of debt issued by U.S. government
corporations and agencies.   The Company's management considers investments with
an unrealized loss as of March 31, 2010 to be only temporarily impaired because the impairment is attributable to changes in market interest rates and current
market inefficiencies.   The Company's management anticipates that the fair
value of securities that are currently impaired will recover to cost basis. As the Company has the ability to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 7 - LOAN INFORMATION

     The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of March 31:

                                                              Dollars in thousands
                                                     --------------------------------------
                                                       March 31, 2010     December 31, 2009
                                                     ------------------   -----------------
  Total nonaccrual loans                                $         3,103     $         3,153
                                                     ==================   =================

  Accruing loans which are 90 days or more overdue      $             -     $           202
                                                     ==================   =================

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of March 31:

                                                     (Dollars in thousands)
                                    --------------------------------------------------------
                                          March 31, 2010              December 31, 2009
                                    ---------------------------  ---------------------------
                                       Recorded       Related     Recorded       Related
                                    investment in    allowance   investment     allowance
                                       impaired     for credit   in impaired    for credit
                                        loans         losses        loans         losses
                                    --------------  -----------  -----------  --------------
Loans for which there is a related
  allowance for credit losses           $      538    $     205    $     354    $        160
Loans for which there is no related
  allowance for credit losses                1,619            -        1,912               -
                                    --------------  -----------  -----------  --------------
          Totals                        $    2,157    $     205    $   2,266    $        160
                                    ==============  ===========  ===========  ==============

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At March 31, 2010, the Company had $413,000 in loans that were modified in troubled debt restructuring and impaired.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

     When used in this quarterly report on Form 10-Q (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended
March 31, 2010. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; extent and timing of actions of the Federal Reserve Board (the "Fed"); customer deposit disintermediation; changes in customers' acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

     Forward-looking statements included in this Quarterly Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

General

     Management's Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company's financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company for the three months ended March 31, 2010. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the three months ended March 31, 2010 not misleading have been made.

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

     Disclosure of the Company's significant accounting policies is included in
Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. One of these significant policies relates to the provision for loan losses. See the heading "Provision for Loan Losses" below for further details about the Bank's current provision.

Results of Operation

Overview

     For the quarter ended March 31, 2010, the Company earned net income of $243,000 and net income available to common shareholders of $178,000 or $0.21 per basic and diluted common share compared to $146,000 or $0.17 per basic and diluted share for the first quarter of 2009, an increase in net income of 67% and earnings per diluted share of 24%. Total assets were $283 million on March 31, 2010 compared to $260 million on March 31, 2009, an increase of $23 million or 9%.

     On March 31, 2010, loans outstanding were $196 million, an increase of $14 million, or 8%, over a year ago. With a loan loss provision of $225,000 during the quarter, the Company's allowance for loan losses at March 31, 2010 was 1.13% of total loans. The profile of the Company's loan portfolio remains relatively low-risk. On March 31, 2010, 71% of total loans were conventionally underwritten residential mortgages and consumer home equity lines and loans. The Company had non-accrual loans totaling $3.1 million which was equal to 1.59% of total loans, on March 31, 2010. Loans 30 days or more delinquent, excluding non-accrual loans, totaled $140,000, or 0.07% of total loans. The Company's exposure to commercial real estate loans is relatively conservative. Total exposure to builder and land development loans and non-owner occupied commercial real estate was $12.2 million on March 31, 2010, equal to 6% of total loans and 56% of total capital.

     Total deposits on March 31, 2010 were $254 million, an increase of $17 million or 7% over a year ago. Core deposits (Demand, Savings and NOW accounts) increased by $31 million or 21% while Time Deposits decreased by $14 million or 16%. At March 31, 2010, 17% of total deposits were in non-interest bearing demand accounts, 53% were in low-cost savings and NOW accounts, and 30% were in time deposits.

     The Company's taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.88% for the first quarter of 2010, compared to 3.45% for the first quarter of 2009. The primary cause of this increase was a significantly lower cost of funds. Core deposits grew rapidly during this period, replacing higher-cost time deposits.

     Total revenues, consisting of net interest and dividend income plus noninterest income, were $2,856,000 in the first quarter of 2010 compared to $2,297,000 a year ago, an increase of 24%. Net interest and dividend income increased by $483,000, or 24%. This increase was driven by a 9% growth in the balance sheet and a 43 basis point increase in the Company's taxable equivalent net interest margin. Income from fees, services, and other sources (noninterest income) increased by $76,000, or 26% primarily due to an increase in service charge and fee income.

     Total non-interest expenses for the first quarter of 2010 were $2,321,000, an increase of $282,000 or 14% over the first quarter of 2009. The majority of this increase was in FDIC insurance premiums, professional fees and data processing expenses. Premises and equipment expenses as well as forms and supplies expenses declined in the first quarter of 2010 compared to the first quarter of 2009. Salaries and employee benefit expenses during this period increased by a moderate 3.6%.

     Capital levels for the Bank remain well in excess of those required to meet the regulatory "well-capitalized" designation.


--------------------------------------------------------------------------------
                                  Capital Ratios
                                     3/31/10
--------------------------------------------------------------------------------
                                          The Simsbury             Regulatory
                                          Bank & Trust            Standard for
                                            Company             Well-Capitalized
--------------------------------------------------------------------------------
  Tier 1 Leverage Capital Ratio              7.45%                    5.00%
--------------------------------------------------------------------------------
  Tier 1 Risk-Based Capital Ratio            12.08%                   6.00%
--------------------------------------------------------------------------------
  Total Risk-Based Capital Ratio             13.33%                  10.00%
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

     Net interest and dividend income after provision for loan losses plus noninterest income was $2,631,000 for the first quarter of 2010 compared to $2,245,000 for the first quarter of 2009. The Company's net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 3.88% for the quarter ended March 31, 2010 from 3.45% for the quarter ended March 31, 2009. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, increased to 3.71% for the quarter ended March 31, 2010 from 3.15% for the quarter ended March 31, 2009. The Bank's yield on interest earning assets decreased during the first quarter of 2010 to 4.62% as compared to 4.85% for the first quarter of 2009, while the cost of deposits and borrowings decreased to 0.91% for the first quarter of 2010 from 1.69% for the first quarter of 2009.

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

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as determined by the Company's guidelines. The total allowance for loan losses at March 31, 2010 was $2,207,000 or 1.13% of outstanding loans as compared to $2,061,000 or 1.14% of outstanding loans as of March 31, 2009. The provision for loan losses was $225,000 for the quarter ended March 31, 2010. The Bank charged off two loans for $233,300 for the first quarter of 2010 and two loans for $8,700 for the first quarter of 2009. During the first quarter of 2010 the Bank had four recoveries of $4,400 compared to one recovery of $207 for the first quarter of 2009. The Bank believes the allowance for loan losses is adequate.

Non-interest Income and Non-interest Expense

     Total non-interest income for the first three months of 2010 was $363,000, an increase of $76,000 from $287,000 in the first three months of 2009. At March 31, 2010, the Bank had approximately 20,700 deposit accounts compared to approximately 20,500 accounts at quarter-end March 31, 2009. The major portion of non-interest income is derived from service and overdraft charges.

     Total non-interest expense for the first three months of 2010 was $2,321,000, an increase of $282,000 over total non-interest expense of $2,039,000 for the first three months of 2009. The ratio of annualized operating expenses to average assets was 3.34% for the first quarter of 2010 compared to 3.31% for the first quarter of 2009.

     Salaries and employee benefits comprised approximately 47% and 51% of total non-interest expense in the first three months of 2010 and 2009, respectively. Other major categories included premises and equipment at approximately 16% and 18% of non-interest expense in the first three months of 2010 and 2009 respectively; advertising and promotions at approximately 4% of total non-interest expense in each of the first three months of 2010 and 2009; and professional fees at approximately 9% and 5% of total non-interest expense in the first three months of 2010 and 2009, respectively.

Financial Condition

Investment Portfolio

     In order to maintain a reserve of readily sellable assets to meet the Bank's liquidity and loan requirements, the Bank purchases United States Treasury securities and other investments. Sales of "Federal Funds" (short-term loans to other banks) are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At March 31, 2010, the Bank had 45 securities with a carrying value totaling $18,036,000 pledged for such purposes. At March 31, 2009, the Bank had 16 securities with a carrying value totaling $5,415,000 pledged for such purposes.

     As of March 31, 2010 and 2009, the Bank's investment portfolio consisted of U.S. government and agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities, and U.S. government-sponsored agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

     The fair market value of investments in available-for-sale securities as of March 31, 2010 was $50,308,000, which are 1% above amortized cost, compared to $35,363,000, which was 1% below amortized cost as of March 31, 2009. The Bank has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

     Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, "Investments - Debt and Equity Securities." ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company's investment portfolio on an ongoing basis. As of March 31, 2010, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

Loan Portfolio

     The Bank's commercial loans are made for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and "term loans," which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

     The Bank's other real estate loans consist primarily of loans that are based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. It is the Bank's policy to restrict real estate loans to no more than 50% to 80% of the lower of the appraised value or the purchase price of the property depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on such loans typically range from five to thirty years.

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

     The Bank sold no loans in the first quarter of 2010.   The Bank sold two
loans in the three months ended March 31, 2009 with a combined principal balance of $365,000 which resulted in a gain of $2,700. The Bank is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank has an agreement with BCI Financial Corp (BCI) to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of March 31, 2010, the Bank had approximately $3,845,000 in auto loans purchased from BCI on its books compared to approximately $2,439,000 in auto loans purchased from BCI on its books as of March 31, 2009.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank's capital and reserves. Credit equaling an additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of March 31, 2010, the Bank's lending limits were $3,490,000 and $5,816,000, respectively. As of March 31, 2009, these lending limits were $3,343,000 and $5,571,000, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries. However, as of March 31, 2010, approximately 83% of the Bank's loans were secured by residential real property located in Connecticut compared with 73% as of March 31, 2009.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on a non-accrual status, unless the loan is well collateralized and in the process of collection. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had 21 non-accrual loans at March 31, 2010 with a balance of approximately $3,103,000 and 17 non-accrual loans with a balance of approximately $911,000 at March 31, 2009.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" (OREO), and will be carried on the books of the Bank as an asset at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of March 31, 2010 and 2009, no OREO was held by the Bank.

     A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure ("TDR"). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. The Bank had three TDR loans at March 31, 2010 with a balance of approximately $413,000 and no TDR loans at March 31, 2009.

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

     The Bank has an internal review process to verify credit quality and risk classifications. In addition, the Bank also maintains a program of annual review of certain new and renewed loans by an outside loan review consultant. Loans are graded from "pass" to "loss," depending on credit quality, with "pass" representing loans that are fully satisfactory as additions to the Bank's portfolio. These are loans which involve a degree of risk that is not unwarranted given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment. Classified loans identified in the review process are added to the Bank's Internal Watchlist and an allowance for credit losses is established for such loans if appropriate. Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking, at which times a further review of loans is conducted.

     There were 47 classified loans with combined outstanding balances of $9,976,000 as of March 31, 2010. There were 56 classified loans with a combined outstanding balance of $8,925,000 as of March 31, 2009. The Bank has no exposure to sub-prime loans in its loan portfolio. The increase in classified loans was due to the continued effects of a slower residential development market in a segment of the Bank's loan portfolio. The Bank's overall asset quality and loan loss reserves of 1.13% of loans compares favorably to its peer banks.

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

Deposits

     Deposits are the Bank's primary source of funds. At March 31, 2010, the Bank had a deposit mix of 31% checking, 39% savings and 30% certificates of deposit. The Bank's net interest income is enhanced by its percentage of non-interest-bearing deposits. As of March 31, 2009, the deposit mix was 29% checking, 33% savings and 38% certificates of deposit. At March 31, 2010, seventeen percent of the total deposits of $254,408,000 were non-interest-bearing compared to sixteen percent of the Bank's total deposits of $237,227,000 that were non-interest-bearing at March 31, 2009. As of March 31, 2010 and 2009, the Bank had $33,360,000 and $19,621,000 respectively, in deposits from public sources.

     The Bank's deposits are obtained from a cross-section of the communities it
serves.   No material portion of the Bank's deposits has been obtained from or is dependent upon any one person or industry. The Bank's business is not seasonal in nature. The Bank accepts deposits in excess of $100,000 from customers. Those deposits are priced to remain competitive.

     The Bank is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank is a member of Promontory Interfinancial Network LLC's Certificate of Deposit Account Registry Service (CDARS). This allows the Bank to offer its customers FDIC insurance, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of March 31, 2010, the Bank had $5,793,000 of deposits in the CDARS network compared to $3,242,000 of deposits in the CDARS network as of March 31, 2009. The Bank had no other brokered deposits as of March 31, 2010 and March 31, 2009.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities. As of March 31, 2010, the Bank's liquidity ratio was 22%, defined as the sum of $2.5 million in federal funds sold, $32.3 million in available-for-sale securities, and $21 million in cash and due from banks, interest-bearing deposits at the Federal Home Loan Bank and Federal Reserve Bank and money market mutual funds, as a percentage of total deposits. This ratio was 26% at March 31, 2009, defined as the sum of $10.1 million in federal funds sold, $30 million in available-for-sale securities, $21.3 million in cash and due from banks, interest-bearing deposits with the Federal Home Loan Bank and Federal Reserve Bank and money market mutual funds, as a percentage of total deposits.

     The careful planning of asset and liability maturities and the matching of interest rates to correspond with this matching of maturities is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In its overall attempt to match assets and liabilities, management takes into account rates and maturities offered in connection with its certificates of deposit and provides for the extension of variable rate loans to borrowers. The Bank has generally been able to control its exposure to changing interest rates by maintaining floating interest rate loans, shorter term investments, and a majority of its time certificates of deposit with relatively short maturities.

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

     At March 31, 2010 and 2009, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

Inflation

     The impact of inflation on financial institutions may differ significantly from the impact exerted on other companies. Banks, as financial intermediaries, have numerous assets and liabilities that may move in concert with inflation both as to interest rates and as to value. This is especially true for companies with a high percentage of interest-rate-sensitive assets and liabilities, such as a bank. Banks seek to reduce the impact of inflation by managing the interest-rate-sensitivity gap. The Bank attempts to manage its interest-rate-sensitivity gap and to structure its mix of financial instruments in order to minimize the potential adverse effects of inflation or other market forces on its net interest income and therefore its earnings and capital.

     Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through March 31, 2010, inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Fed. Based on the Bank's interest-rate-sensitivity position, the Bank benefits in the short term from rising interest rates and is adversely affected by falling interest rates. As such, the management of the money supply by the Fed to control the rate of inflation has an indirect impact on the earnings of the Bank. Also, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

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

Evaluation  of  Disclosure  Controls  and  Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

     There was no change in the Company's internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 1A.  Risk Factors

          Not required.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.  [Removed and Reserved]

Item 5.   Other Information

          None.

Item 6.   Exhibits

          Exhibit No.     Description
          -----------     -----------
          3(i)            Conformed Copy of the Certificate of Incorporation of
                          SBT Bancorp, Inc. (incorporated by reference to
                          Exhibit 3(i) of the Company's Form 10-K filed on
                          March 31, 2009)

          3(ii) Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K12G3 filed on March 7, 2006)

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

                                    SBT BANCORP, INC.


Date:  May 17, 2010                 By:    /s/  Martin J. Geitz
                                           -------------------------------------
                                           Martin J. Geitz
                                           Chief Executive Officer


Date:  May 17, 2010                 By:    /s/  Anthony F. Bisceglio
                                           -------------------------------------
                                           Anthony F. Bisceglio
                                           Chief Financial Officer

                                 EXHIBIT INDEX


     3(i) Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K filed on March 31, 2009)

     3(ii) Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K12G3 filed on March 7, 2006)

     31.1      Section  Rule  13a-14(a)/15d-14(a)
               Certification by Chief Executive Officer

     31.2      Section Rule 13a-14(a)/15d-14(a)
               Certification by Chief Financial Officer

     32.1      Section 1350 Certification by Chief Executive Officer

     32.2      Section 1350 Certification by Chief Financial Officer