Form 10-Q
period 2010-06-30
SBT Bancorp, Inc.
filed 2010-08-12
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2010
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from  _______  to  __________

Commission File Number: 000-51832

                               SBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Connecticut                                   20-4346972
 ------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT         06070
----------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
                                                   Yes [ ]     No [ ]

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

As of July 31, 2010, the registrant had 864,976 shares of its Common Stock, no par value per share, outstanding.

                               TABLE OF CONTENTS

                               SBT Bancorp, Inc.

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2010 and
         2009 (unaudited) and December 31, 2009                                4

         Condensed Consolidated Statements of Income for the Three and
         Six Months Ended June 30, 2010 and 2009                               5

         Condensed Consolidated Statements of Changes in Stockholders'
         Equity for the Six Months Ended June 30, 2010 and 2009
         (unaudited)                                                           6

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2010 and 2009 (unaudited)                       7

         Notes to Condensed Consolidated Financial Statements -
         (unaudited)                                                      8 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       12 - 20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           20

Item 4T. Controls and Procedures                                              20

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21

Item 1A. Risk Factors                                                         21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3.  Defaults upon Senior Securities                                      21

Item 4.  [Removed and Reserved]                                               21

Item 5.  Other Information                                                    21

Item 6.  Exhibits                                                             22

SIGNATURES                                                                    23

EXHIBIT INDEX                                                                 24

                                      PART I - FINANCIAL INFORMATION
                                             SBT BANCORP, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands, except for share amounts)

ASSETS                                                                        6/30/10  12/31/09    6/30/09
------                                                                     ----------  --------  ---------
                                                                          (unaudited)           (unaudited)
Cash and due from banks                                                   $     8,357 $   8,212 $   10,256
Interest-bearing deposits with the Federal Reserve Bank of Boston               2,448     4,945      2,755
Interest-bearing deposits with the Federal Home Loan Bank                           4       163         55
Federal funds sold                                                                 78     2,416      7,870
Money market mutual funds                                                         336     1,353      8,882
                                                                          ----------- --------- -----------
     Cash and cash equivalents                                                 11,223    17,089     29,818

Interest-bearing time deposits with other banks                                 5,581     5,488      5,398
Investments in available-for-sale securities (at fair value)                   45,739    50,011     45,507
Federal Home Loan Bank stock, at cost                                             660       631        631

Loans outstanding                                                             205,044   193,515    178,559
     Less allowance for loan losses                                             2,307     2,211      2,132
                                                                          ----------- --------- -----------
          Loans, net                                                          202,737   191,304    176,427
                                                                          ----------- --------- -----------

Premises and equipment                                                            597       684        747
Accrued interest receivable                                                       981       977        921
Bank owned life insurance                                                       3,929     3,846      3,759
Other assets                                                                    3,517     3,709      2,639
                                                                          ----------- --------- -----------
     Total other assets                                                         9,024     9,216      8,066
                                                                          ----------- --------- -----------
     TOTAL ASSETS                                                         $   274,964 $ 273,739 $  265,847
                                                                          =========== ========= ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Demand deposits                                                         $    48,986 $  43,887 $   40,513
  Savings and NOW deposits                                                    125,838   124,482    108,505
  Time deposits                                                                74,658    82,077     93,898
                                                                          ----------- --------- -----------
     Total deposits                                                           249,482   250,446    242,916

Securities sold under agreements to repurchase                                  2,609       913        757
Other liabilities                                                                 964       968      1,096
                                                                          ----------- --------- -----------
     Total liabilities                                                        253,055   252,327    244,769
                                                                          ----------- --------- -----------

Stockholders' equity:
  Preferred Stock - Series A                                                    3,828     3,805      3,781
  Preferred Stock - Series B                                                      222       225        228
  Common stock, no par value; authorized 2,000,000 shares;
    issued and outstanding 864,976 shares on 6/30/10, 12/31/09, and
     6/30/09                                                                    9,381     9,372      9,358
  Retained earnings                                                             7,961     7,782      7,766
  Accumulated other comprehensive income (loss)                                   517       228        (55)
                                                                          ----------- --------- -----------
     Total stockholders' equity                                                21,909    21,412     21,078
                                                                          ----------- --------- -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   274,964 $ 273,739 $  265,847
                                                                          =========== ========= ===========

                 See accompanying notes to the condensed consolidated financial statements

                                           SBT BANCORP, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)
                         (Dollars in thousands, except for per share amounts)

                                                       For the quarter ended   For the six months ended
                                                      -----------------------  ------------------------
                                                       6/30/10      6/30/09      6/30/10      6/30/09
                                                      ----------   ----------  -----------  -----------
Interest and dividend income:
   Interest and fees on loans                        $     2,559  $     2,399  $     5,061  $     4,807
   Investment securities                                     470          478          940          900
   Federal funds sold and overnight deposits                   5            4            9            9
                                                      ----------   ----------  -----------  -----------
      Total interest and dividend income                   3,034        2,881        6,010        5,716
                                                      ----------   ----------  -----------  -----------

Interest expense:
   Deposits                                                  427          729          900        1,544
   Repurchase agreements                                      11            1           21            4
   Federal Home Loan Bank advances                             -            -            -            7
                                                      ----------   ----------  -----------  -----------
      Total interest expense                                 438          730          921        1,555
                                                      ----------   ----------  -----------  -----------

   Net interest and dividend income                        2,596        2,151        5,089        4,161

Provision for loan losses                                    200           78          425          130
                                                      ----------   ----------  -----------  -----------

     Net interest and dividend income after
      provision for loan losses                            2,396        2,073        4,664        4,031
                                                      ----------   ----------  -----------  -----------

Noninterest income:
   Service charges on deposit accounts                       139          134          270          236
   Other service charges and fees                            164          148          318          268
   Increase in cash surrender value of life
    insurance policies                                        41           42           83           55
   Gain on loans sold                                          8           40            8           43
   Investment Services fees and commissions                   23           17           46           47
   Other income                                               10           27           22           46
                                                      ----------   ----------  -----------  -----------
      Total noninterest income                               385          408          747          695
                                                      ----------   ----------  -----------  -----------

Noninterest expense:
   Salaries and employee benefits                          1,189        1,022        2,275        2,069
   Premises and equipment                                    340          363          709          736
   Advertising and promotions                                 97           99          192          179
   Forms and supplies                                         29           48           63           88
   Professional fees                                         161          162          363          270
   Directors' fees                                            33           33           81           66
   Correspondent charges                                      73           73          138          139
   Postage                                                    21           24           45           49
   FDIC assessment                                           100          100          196          155
   Data processing                                           110           36          227           72
   Other expenses                                            278          215          462          391
                                                      ----------   ----------  -----------  -----------
      Total noninterest expense                            2,431        2,175        4,751        4,214
                                                      ----------   ----------  -----------  -----------

   Income before income taxes                                350          306          660          512
   Income tax provision                                       77           85          144          145
                                                      ----------   ----------  -----------  -----------

   Net income                                        $       273  $       221  $       516  $       367
                                                      ==========   ==========  ===========  ===========

   Net income available to common shareholders       $       209  $       157  $       387  $       300
                                                      ==========   ==========  ===========  ===========

   Average shares outstanding, basic                     864,976      864,976      864,976      864,976
   Earnings per common share, basic                  $      0.24  $      0.18  $      0.45  $      0.35
                                                      ==========   ==========  ===========  ===========

   Average shares outstanding, assuming dilution         865,376      864,976      865,283      864,976
   Earnings per common share, assuming dilution      $      0.24  $      0.18  $      0.45  $      0.35
                                                      ==========   ==========  ===========  ===========

                                                         SBT BANCORP, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)

                                                                                                        Accumulated Other
                                                Preferred Stock  Preferred Stock    Common   Retained     Comprehensive
                                                    Series A         Series B       Stock     Earnings    Income (Loss)     Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2008                      $             -  $             -  $    9,328 $   7,543  $            (25) $  16,846
Comprehensive income:
     Net income                                               -                -           -       367                 -          -
     Net change in unrealized holding loss on
     available-for-sale securities, net of tax
      effect                                                  -                -           -         -               (30)         -
               Comprehensive income                           -                -           -         -                 -        337

Preferred stock issuance                                  3,770              230           -         -                 -      4,000
Preferred stock dividends                                                                          (31)                         (31)
Preferred stock amortization (accretion)                     11               (2)                   (9)
Stock-based compensation                                      -                -          30                           -         30
Dividends declared common stock ($0.12 per
 share)                                                       -                -                  (104)                -       (104)
                                                ------------------------------------------------------------------------------------
Balance, June 30, 2009                          $         3,781  $           228  $    9,358 $   7,766  $            (55) $  21,078
                                                ====================================================================================

Balance, December 31, 2009                      $         3,805  $           225  $    9,372 $   7,782  $            228  $  21,412
Comprehensive Income:
     Net income                                               -                -           -       516                 -          -
     Net change in unrealized holding income on
     available-for-sale securities, net of tax
      effect                                                  -                -           -         -               289          -
               Comprehensive income                           -                -           -         -                 -        805

Preferred stock dividends                                     -                -           -      (109)                -       (109)
Preferred stock amortization (accretion)                     23               (3)          -       (20)                -          -
Stock-based compensation                                      -                -           9         -                            9
 Dividends declared common stock ($0.12 per
  share)                                                      -                -           -      (208)                -       (208)

                                                ------------------------------------------------------------------------------------
 Balance, June 30, 2010                         $         3,828  $           222  $    9,381 $   7,961  $            517  $  21,909
                                                ====================================================================================

                             See accompanying notes to the condensed consolidated financial statements


                                                  SBT BANCORP, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                (Dollars in thousands)
                                                                                           For the six months ended
                                                                                        ------------------------------
                                                                                           6/30/10         6/30/09
                                                                                        --------------  --------------
Cash flows from operating activities:
     Net income                                                                         $         516   $         367
     Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of securities, net                                                             93              48
       Interest capitalized on interest-bearing time deposits with other banks                    (93)              -
       Change in deferred loan costs, net                                                         (16)             31
       Provision for loan losses                                                                  425             130
       Depreciation and amortization                                                              115             138
       Accretion on impairment of operating lease                                                 (22)            (23)
       Decrease (increase) in other assets                                                         51            (177)
       Increase in interest receivable                                                             (4)            (85)
       (Increase) decrease in taxes receivable                                                    (27)             92
       Stock based compensation                                                                     9              30
       Decrease in other liabilities                                                               (4)           (350)
       Increase in cash surrender value of bank owned life insurance                              (83)            (55)
       Increase in interest payable                                                                 6              15
                                                                                        --------------  --------------
     Net cash provided by operating activities                                                    966             161
                                                                                        --------------  --------------

Cash flows from investing activities:
     Proceeds from maturities of interest-bearing time deposits with other banks                    -           1,922
     Purchases of available-for-sale securities                                                (7,032)        (19,046)
     Proceeds from maturities of available-for-sale securities                                 11,685           6,438
     Loan originations and principal collections, net                                          (9,750)          1,485
     Purchases of FHLB stock                                                                      (29)              -
     Loans purchased                                                                           (2,097)              -
     Purchase of life insurance policies                                                            -          (2,500)
     Capital expenditures                                                                         (29)            (60)
     Recoveries of loans previously charged-off                                                     4               1
                                                                                        --------------  --------------
     Net cash used in investing activities                                                     (7,248)        (11,760)
                                                                                        --------------  --------------

Cash flows from financing activities:
     Net increase in demand, NOW, and savings accounts                                          6,455          12,466
     Net (decrease) increase in time deposits                                                  (7,418)          9,571
     Net change in short-term advances from the Federal Home Loan Bank                              -          (1,000)
     Net increase in securities sold under agreements to repurchase                             1,696             180
     Proceeds from issuance of preferred stock                                                      -           4,000
     Dividends paid - preferred stock                                                            (109)            (31)
     Dividends paid - common stock                                                               (208)           (104)
                                                                                        --------------  --------------
     Net cash provided by financing activities                                                    416          25,082
                                                                                        --------------  --------------

Net (decrease) increase in cash and cash equivalents                                           (5,866)         13,483
Cash and cash equivalents at beginning of period                                               17,089          16,335
                                                                                        --------------  --------------
Cash and cash equivalents at end of period                                              $      11,223   $      29,818
                                                                                        ==============  ==============
Supplemental disclosures:
     Interest paid                                                                                915           1,540
     Income taxes paid                                                                             95              53

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


NOTE 2 - STOCK-BASED COMPENSATION

     At June 30, 2010, the Company maintains a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the three and six months ended June 30, 2010, the Company recognized $2,000 and $9,000, respectively in stock-based employee compensation expense. During the three and six months ended June 30, 2009, the Company recognized $16,000 and $30,000, respectively in stock-based employee compensation expense.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This ASU is created to provide financial statement users with greater transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to assist financial statement users in assessing the entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU are effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

     In April 2010, the FASB issued ASU 2010-18, "Effect of a Loan Modification When the Loan is Part of a Pool that Is Accounted for as a Single Asset." As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.

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

     A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and liabilities carried at fair value effective January 1, 2008. The Company did not have any significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2010.

Assets Measured at Fair Value on a Recurring Basis

Securities Available for Sale. The fair value of the Company's available-for-sale securities portfolio was estimated using Level 2 inputs. The Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and bonds' terms and conditions, among other factors. At June 30, 2010 and December 31, 2009, the carrying value and estimated fair value, using Level 2 inputs, of securities available-for-sale was $45.7 million and $50.0 million, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. The Company's impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. At June 30, 2010 and December 31, 2009, the estimated fair value, using Level 2 inputs, of impaired loans was $16,000 and $194,000, respectively.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, were as follows as of June 30, 2010 and December 31, 2009:

                                                       (Dollars in thousands)
                                          ------------------------------------------------
                                               June 30, 2010          December 31, 2009
                                          -----------------------  -----------------------
                                           Carrying    Fair value   Carrying    Fair value
                                            amount                   amount
                                          -----------  ----------  -----------  ----------
Financial assets

   Cash and cash equivalents              $    11,223  $   11,223  $    17,089    $ 17,089
   Interest-bearing time deposits with          5,581       5,855        5,488       5,691
         other banks
   Available-for-sale securities               45,739      45,739       50,011      50,011
   Federal Home Loan Bank stock                   660         660          631         631
   Loans, net                                 202,737     211,413      191,304     193,185
   Accrued interest receivable                    981         981          977         977

Financial liabilities
   Deposits                               $   249,482  $  250,076      250,446     251,268
   Securities sold under agreements to
        repurchase                              2,609       2,609          913         913

The following table below presents the changes in Level 3 assets and liabilities that are measured at fair value for the six months ended June 30, 2010:


                                                                   (Dollars in thousands)
                                                                  Fair Value Measurements
                                                                     Using Significant
                                                                     Unobservable Inputs
                                                                          Level 3
                                                                 --------------------------
                                                                 Impaired Loans    Total
                                                                 --------------  ----------

Beginning balance, December 31, 2009                             $            -  $        -
Transfers in and/or out of Level 3                                      332,142     332,142
                                                                 --------------  ----------
Ending balance, June 30, 2010                                    $      332,142  $  332,142
                                                                 ==============  ==========

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

     The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2010 and June 30, 2009:

                               (Dollars in thousands, except per share amounts)
                                                                                For the three months ended
                                                                           ------------------------------------
                                                                                6/30/10            6/30/09
                                                                           -----------------  -----------------
Basic EPS computation:
     Net income                                                            $            273   $            221
     Preferred stock net accretion                                                      (10)               (10)
     Preferred stock dividend paid                                                      (54)               (29)
     Cumulative preferred stock dividend earned                                           -                (25)
                                                                           -----------------  -----------------
     Net income available to common shareholders                           $            209   $            157

     Weighted average shares outstanding, basic                                     864,976            864,976
     Basic EPS                                                             $           0.24   $           0.18
                                                                           =================  =================
Diluted EPS computation:
     Net income                                                            $            273   $            221
     Preferred stock net accretion                                                      (10)               (10)
     Preferred stock dividend paid                                                      (54)               (29)
     Cumulative preferred stock dividend earned                                           -                (25)
                                                                           -----------------  -----------------
     Net income available to common shareholders                           $            209   $            157

     Weighted average shares outstanding, assuming dilution                         864,976            864,976
     Dilutive potential shares                                                          400                  -
                                                                           -----------------  -----------------
                                                                                    865,376            864,976
     Diluted EPS                                                           $           0.24   $           0.18
                                                                           =================  =================


                               (Dollars in thousands, except per share amounts)
                                                                                 For the six months ended
                                                                           ------------------------------------
                                                                                6/30/10            6/30/09
                                                                           -----------------  -----------------
Basic EPS computation:
     Net income                                                            $            516   $            367
     Preferred stock net accretion                                                      (20)               (10)
     Preferred stock dividend paid                                                     (109)               (29)
     Cumulative preferred stock dividend earned                                           -                (28)
                                                                           -----------------  -----------------
     Net income available to common shareholders                           $            387   $            300

     Weighted average shares outstanding, basic                                     864,976            864,976
     Basic EPS                                                             $           0.45   $           0.35
                                                                           =================  =================

Diluted EPS computation:
     Net income                                                            $            516   $            367
     Preferred stock net accretion                                                      (20)               (10)
     Preferred stock dividend paid                                                     (109)               (29)
     Cumulative preferred stock dividend earned                                           -                (28)
                                                                           -----------------  -----------------
     Net income available to common shareholders                           $            387   $            300

     Weighted average shares outstanding, assuming dilution                         864,976            864,976
     Dilutive potential shares                                                          307                  -
                                                                           -----------------  -----------------
                                                                                    865,283            864,976
     Diluted EPS                                                           $           0.45   $           0.35
                                                                           =================  =================

NOTE 6 - IMPAIRED INVESTMENT SECURITIES

     The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

                                       As of June 30, 2010 (Dollars in thousands)
                      ----------------------------------------------------------------------------
                        Less than 12 months       12 Months or longer              Total
                      ------------------------  -----------------------  -------------------------
                        Fair      Unrealized      Fair     Unrealized      Fair       Unrealized
                        value       losses       value       losses        value        losses
                      ---------  -------------  --------  -------------  ---------  --------------
Debt securities
 issued by the U.S.
 Treasury and other
 U.S. government
 corporations and
 agencies             $   3,377  $        (32)  $      -  $          -   $   3,377  $         (32)
Mortgage-backed
 securities                 814           (11)     1,083          (184)      1,897           (195)
                      ---------  -------------  --------  -------------  ---------  --------------
   Total temporarily
    impaired
    securities        $   4,191  $        (43)  $  1,083  $       (184)  $   5,274  $        (227)
                      =========  =============  ========  =============  =========  ==============

     The investments in the Company's investment portfolio that were temporarily impaired as of June 30, 2010 consisted of debt issued by U.S. government
corporations and agencies.   The Company's management considers investments with
an unrealized loss as of June 30, 2010 to be only temporarily impaired because the impairment is attributable to changes in market interest rates and current
market inefficiencies.   The Company's management anticipates that the fair
value of securities that are currently impaired will recover to cost basis. As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 7 - LOAN INFORMATION

     The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of June 30, 2010 and December 31, 2009:

                                                               Dollars in thousands
                                                      ---------------------------------------
                                                        June 30, 2010      December 31, 2009
                                                      ------------------   ------------------

Total nonaccrual loans                                $            2,916   $            3,153
                                                      ==================   ==================

Accruing loans which are 90 days or more overdue      $                -   $              202
                                                      ==================   ==================

Information about loans that meet the definition of an impaired loan under ASC 310-10-35 is as follows as of June 30, 2010 and December 31, 2009:

                                                        (Dollars in thousands)
                                       --------------------------------------------------------
                                              June 30, 2010              December 31, 2009
                                       --------------------------- ----------------------------
                                         Recorded       Related      Recorded        Related
                                        investment     allowance    investment      allowance
                                        in impaired    for credit   in impaired     for credit
                                           loans         losses        loans          losses
                                       -------------  ------------ ------------   -------------
Loans for which there is a related
  allowance for credit losses          $         509  $        160 $        354   $         160
Loans for which there is no related
  allowance for credit losses                  1,457             -        1,912               -
                                       -------------  ------------ ------------   -------------
              Totals                   $       1,966  $        160 $      2,266   $         160
                                       =============  ============ ============   =============

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At June 30, 2010, the Company had $412,000 in loans that were modified in troubled debt restructuring and impaired.


Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

Forward-Looking Statements

     When used in this quarterly report on Form 10-Q (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended June 30, 2010. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; extent and timing of actions of the Federal Reserve Board (the "Fed"); customer deposit disintermediation; changes in customers' acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

     Forward-looking statements included in this Quarterly Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

General

     Management's Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company's financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company for the six months ended June 30, 2010. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the six months ended June 30, 2010 not misleading have been made.

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

Overview

     For the three months ended June 30, 2010, net income was $273,000, or $0.24 per diluted share. This was an increase over the net income of $221,000, or $0.18 per diluted share, recorded in the three months ended June 30, 2009. For the six months ended June 30, 2010, net income amounted to $516,000, or $0.45 per diluted share. This compares to net income of $367,000, or $0.35 per diluted share, for the six months ended June 30, 2009. Total assets were $275 million on June 30, 2010, which was a slight increase of $1 million from the $274 million in total assets as of December 31, 2009 and an increase of $9 million, or 3%, from the $266 million in total assets as of June 30, 2009.

     Total revenues, consisting of net interest and dividend income plus noninterest income, were $2,981,000 in the second quarter compared to $2,559,000 a year ago, an increase of 16%. Net interest and dividend income increased by $445,000, or 21%, for the three months ended June 30, 2010 compared to the same period in the prior fiscal year. This increase was driven by a 3% growth in the balance sheet and a 47 basis point increase in the Company's taxable equivalent net interest margin. For the six months ended June 30, 2010 total revenues were $5,836,000 compared to $4,856,000 for the six months ended June 30, 2009, an increase of 20%.

     The Company's taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 4.01% for the second quarter of 2010, compared to 3.54% for the second quarter of 2009. The primary cause of this increase was a much lower cost of funds. Core deposits grew rapidly during this period, replacing higher-cost time deposits. For the six months ended June 30, 2010, the Company's taxable-equivalent net interest margin was 3.93% compared to 3.49% for the comparable period in the prior fiscal year.

     Total non-interest expenses for the second quarter were $2,431,000, an increase of $256,000, or 12%, over the second quarter of 2009. Salaries and employee benefit expenses and data processing expenses increased during the second quarter of 2010 compared to the second quarter of 2009. Premises and equipment expenses as well as forms and supplies expenses declined in the second quarter of 2010 compared to the second quarter of 2009. For the six months ended June 30, 2010, total non-interest expenses were $4,751,000 compared to $4,214,000 for the six months ended June 30, 2009, an increase of $537,000 or 13%. This resulted from increases in salaries and employee benefit expenses, data processing fees, professional fees, FDIC assessments and other expenses, which were partially offset by decreases in premises and equipment expenses and forms and supplies expenses.

     On June 30, 2010, outstanding loans were $205 million, an increase of $11 million, or 6%, over outstanding loans at December 31, 2009 and $26 million, or 15%, over outstanding loans at June 30, 2009. With a loan loss provision of $200,000 and $425,000, respectively, for the three and six months ended June 30, 2010, the Company's allowance for loan losses at June 30, 2010 was 1.13% of total loans compared to 1.14% at December 31, 2009 and 1.19% at June 30, 2009.
The profile of the Company's loan portfolio remains relatively low-risk.   The
Company had non-accrual loans totaling $2.9 million equal to 1.41% of total loans, on June 30, 2010. At December 31, 2009, non-accrual loans totaled $3.1 million, or 1.61% of total loans, and at June 30, 2009, non-accrual loans totaled $1.4 million, or 0.79% of total loans. Loans 30 days or more delinquent, excluding non-accrual loans, totaled $278,000, or 0.14% of total loans, at June 30, 2010. At December 31, 2009, loans 30 days or more delinquent, excluding non-accrual loans, totaled $0.3 million, or 0.17% of total loans, and at June 30, 2009, loans 30 days or more delinquent, excluding non-accrual loans, totaled $1.3 million, or 0.67% of total loans.

     Total deposits on June 30, 2010 were $249 million, which was off slightly from $250 million at December 31, 2009 but an increase of $7 million, or 3%, from $243 million at June 30, 2009. Core deposits (demand, savings and NOW accounts) as of June 30, 2010 increased by $6 million, or 4%, when compared to December 31, 2009 and increased by $26 million, or 17%, when compared to June 30, 2009. Time deposits decreased $7 million and $19 million, respectively, when compared to December 31, 2009 and June 30, 2009. At quarter-end, 20% of total deposits were in non-interest bearing demand accounts, 50% were in low-cost savings and NOW accounts, and 30% were in time deposits. At December 31, 2009, 18% of total deposits were in non-interest bearing demand accounts, 50% were in low-cost savings and NOW accounts, and 32% were in time deposits, and at June 30, 2009, 17% of total deposits were in non-interest bearing demand accounts, 45% were in low-cost savings and NOW accounts, and 38% were in time deposits.

     Capital levels for The Simsbury Bank & Trust Company remain well in excess of those required to meet the regulatory "well-capitalized" designation.

--------------------------------------------------------------------------------
                                 Capital Ratios
                                    6/30/10
--------------------------------------------------------------------------------
                                  The Simsbury Bank &    Regulatory Standard For
                                     Trust Company           Well-Capitalized
--------------------------------------------------------------------------------
Tier 1 Leverage Capital Ratio           7.48%                     5.00%
--------------------------------------------------------------------------------
Tier 1 Risk-Based Capital Ratio        12.20%                     6.00%
--------------------------------------------------------------------------------
Total Risk-Based Capital Ratio         13.45%                    10.00%
--------------------------------------------------------------------------------


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

     Net interest and dividend income after provision for loan losses plus non-interest income was $2,781,000 for the second quarter of 2010 compared to $2,481,000 for the second quarter of 2009. The Company's net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 4.01% for the quarter ended June 30, 2010 from 3.54% for the quarter ended June 30, 2009. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, increased to 3.85% for the quarter ended June 30, 2010 from 3.28% for the quarter ended June 30, 2009. The Bank's yield on interest earning assets decreased during the second quarter of 2010 to 4.67% as compared to 4.72% for the second quarter of 2009, while the cost of deposits and borrowings decreased to 0.82% for the second quarter of 2010 from 1.44% for the second quarter of 2009.

     Net interest and dividend income after provision for loan losses plus non-interest income was $5,411,000 for the first six months of 2010 compared to $4,726,000 for the comparable period in 2009. The Company's net interest margin, as defined in the immediately preceding paragraph, increased to 3.93% for the six months ended June 30, 2010 from 3.49% for the six months ended June 30, 2009. The Bank's net interest spread, as defined in the immediately preceding paragraph, increased to 3.76% for the six months ended June 30, 2010 from 3.22% for the six months ended June 30, 2009. The Bank's yield on interest earning assets decreased during the first six months of 2010 to 4.63% as compared to 4.78% for the comparable period in 2009, while the cost of deposits and borrowings decreased to 0.87% for the six months ended June 30, 2010 from 1.56% for the same period in 2009.

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

     Each month the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as determined by the Company's guidelines. The total allowance for loan losses at June 30, 2010 was $2,307,000 or 1.13% of outstanding loans as compared to $2,211,000 or 1.14% of outstanding loans as of December 31, 2009 and $2,132,000 or 1.19% of outstanding loans as of June 30, 2009. The provision for loan losses was $200,000 and $425,000, respectively, for the three and six months ended June 30, 2010. The Bank charged off three loans for $100,800 in the second quarter of 2010 and two loans for $7,225 for the second quarter of 2009. For the six months ended June 30, 2010, the Bank charged off 4 loans for $334,124 compared to 4 loans for $15,867 in the six months ended June 30, 2009. During the second quarter of 2010 the Bank had no recoveries compared to one recovery of $920 for the second quarter of 2009. For the six months ended June 30, 2010, the Bank had 4 recoveries of $4,494 compared to 2 recoveries of $1,127 for the six months ended June 30, 2009. The Bank believes the allowance for loan losses is adequate.

Non-interest Income and Non-interest Expense

     Total non-interest income for the three months ended June 30, 2010 was $385,000 compared to $408,000 for the same period in the prior year. Total non-interest income for the first six months of 2010 was $747,000, an increase of $52,000 from $695,000 in the first six months of 2009. At June 30, 2010, the Bank had approximately 20,900 deposit accounts compared to approximately 20,500 accounts at December 31, 2009 and at June 30, 2009. The major portion of non-interest income is derived from service and overdraft charges.

     Total non-interest expense for the three months ended June 30, 2010 was $2,431,000 compared to $2,175,000 for the same period in the prior year. Total non-interest expense for the first six months of 2010 was $4,751,000, an increase of $537,000 over total non-interest expense of $4,214,000 for the first six months of 2009. The ratio of annualized operating expenses to average assets was 3.47% for the second quarter of 2010 compared to 3.34% for the second quarter of 2009. For the six months ended June 30, 2010, the ratio of annualized operating expenses to average assets was 3.41% compared to 3.32% for the same period in the prior year.

     Salaries and employee benefits comprised approximately 49% and 47%, respectively, of total non-interest expense for the three months ended June 30, 2010 and 2009. Other major categories included premises and equipment at approximately 14% and 17%, respectively, of non-interest expense for the three months ended June 30, 2010 and 2009; advertising and promotions at approximately 4% and 5%, respectively, of total non-interest expense for the three months ended June 30, 2010 and 2009; and professional fees at approximately 7%, of total non-interest expense in each of the three months ended June 30, 2010 and 2009.

     Salaries and employee benefits comprised approximately 48% and 49%, respectively, of total non-interest expense in the first six months of 2010 and 2009. Other major categories included premises and equipment at approximately 15% and 17%, respectively, of non-interest expense in the first six months of 2010 and 2009; advertising and promotions at approximately 4% of total non-interest expense in each of the first six months of 2010 and 2009; and professional fees at approximately 8% and 6%, respectively, of total non-interest expense in the first six months of 2010 and 2009.


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

     Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At June 30, 2010, the Bank had 46 securities with a carrying value totaling $18,302,000 pledged for such purposes. At December 31, 2009, the Bank had 29 securities with a carrying value totaling $11,038,000 pledged for such purposes, and at June 30, 2009, the Bank had 16 securities with a carrying value totaling $5,382,000 pledged for such purposes.

     As of June 30, 2010, December 31, 2009 and June 30, 2009, the Bank's investment portfolio consisted of U.S. government and agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities, and U.S. government-sponsored agency equity securities. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

     The fair market value of investments in available-for-sale securities as of June 30, 2010 was $45,739,000, which is 2% above amortized cost, compared to $50,011,000, which was 1% below amortized cost as of December 31, 2009 and $45,507,000, which was .01% below amortized cost as of June 30, 2009. The Bank has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

     Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, "Investments - Debt and Equity Securities." ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company's investment portfolio on an ongoing basis. As of June 30, 2010, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

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

     The Bank sold one loan in the three and six months ended June 30, 2010 with
a principal balance of $185,000 which resulted in a gain of $7,700.   The Bank
sold thirteen loans in the three months ended June 30, 2009 with a combined principal balance of $2,808,800 which resulted in a gain of $40,000. For the six months ended June 30, 2009 the Bank sold fifteen loans with a combined principal balance of $3,173,800 for a gain of $43,478. The Bank is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased. The Bank has an agreement with BCI Financial Corp (BCI) to purchase auto loans from BCI. As part of the agreement, BCI services the loans for the Bank. As of June 30, 2010, the Bank had approximately $4,395,000 in auto loans purchased from BCI on its books compared to approximately $3,226,000 in auto loans purchased from BCI on its books as of December 31, 2009 and approximately $1,944,000 in auto loans purchased from BCI on its books as of June 30, 2009.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank's capital and reserves. Credit equaling an additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of June 30, 2010, the Bank's lending limits were $3,570,000 and $5,950,000, respectively. As of December 31, 2009, these lending limits were $3,440,000 and $5,733,000, respectively, and as of June 30, 2009, these lending limits were $3,378,000 and $5,631,000, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

     The Bank does not have any concentrations in its loan portfolio by industry or group of industries. However, as of June 30, 2010, approximately 83% of the Bank's loans were secured by residential real property located in Connecticut compared with 78% as of December 31, 2009 and 71% as of June 30, 2009.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on a non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had 24 non-accrual loans at June 30, 2010 with a balance of approximately $2,916,000, 21 non-accrual loans with a balance of approximately $3,200,000 at December 31, 2009 and 19 non-accrual loans with a balance of approximately $1,403,000 at June 30, 2009.

     When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" (OREO), and will be carried on the books of the Bank as an asset at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of June 30, 2010, December 31, 2009 and June 30, 2009, no OREO was held by the Bank.

     A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure ("TDR"). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. The Bank had three TDR loans at June 30, 2010 with a balance of approximately $412,000. The Bank had no TDR loans at December 31, 2009 and June 30, 2009.

     Non-payment of loans is an inherent risk in the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment and, ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank requires that most loans be approved by at least two officers, one of whom must be an executive officer. Commercial loans greater than $500,000, as well as other loans in certain circumstances, must be approved by the Loan Committee of the Bank's Board of Directors.

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

     There were 62 classified loans with combined outstanding balances of $10,554,000 as of June 30, 2010 compared to 63 classified loans with combined outstanding balances of $9,382,000 as of December 31, 2009. There were 52 classified loans with a combined outstanding balance of $8,805,000 as of June 30, 2009. The Bank has no exposure to sub-prime loans in its loan portfolio. The increase in classified loans was due to the continued effects of a slower residential development market in a segment of the Bank's loan portfolio. The Bank's overall asset quality and loan loss reserves of 1.13% of loans compare favorably to its peer banks.

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

Deposits

     Deposits are the Bank's primary source of funds. At June 30, 2010, the Bank had a deposit mix of 35% checking, 35% savings, and 30% certificates of deposit. The Bank's net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2009, the deposit mix was 32% checking, 35% savings, and 33% certificates of deposit, and as of June 30, 2009, the deposit mix was 31% checking, 30% savings, and 39% certificates of deposit. At June 30, 2010, twenty percent of the total deposits of $249.5 million were non-interest-bearing compared to seventeen percent of the Bank's total deposits of $250.4 million that were non-interest-bearing at December 31, 2009 and seventeen percent of the Bank's total deposits of $242.9 million that were non-interest-bearing at June 30, 2009. As of June 30, 2010, December 31, 2009 and June 30, 2009, the Bank had $21,604,000, $28,700,000 and $18,098,000,
respectively, in deposits from public sources.

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

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank is a member of Promontory Interfinancial Network LLC's Certificate of Deposit Account Registry Service (CDARS). This allows the Bank to offer its customers FDIC insurance, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of June 30, 2010, the Bank had $6,395,000 of deposits in the CDARS network compared to $5,345,000 of deposits in the CDARS network as of December 31, 2009 and $6,415,000 of deposits in the CDARS network as of June 30, 2009. The Bank had no other brokered deposits as of June 30, 2010, December 31, 2009 and June 30, 2009.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities. As of June 30, 2010, the Bank's liquidity ratio was 16%, defined as the sum of $0.1 million in federal funds sold, $27.4 million in available-for-sale securities, and $11.2 million in cash and due from banks, interest-bearing deposits at the Federal Home Loan Bank and Federal Reserve Bank and money market mutual funds, as a percentage of total deposits. This ratio was 22% at December 31, 2009, defined as the sum of $2.4 million in federal funds sold, $39 million in available-for-sale securities, and $14.7 million in cash and due from banks, interest-bearing deposits with the Federal Home Loan Bank and Federal Reserve Bank and money market mutual funds, as a percentage of total deposits. At June 30, 2009, this ratio was 29%, defined as the sum of $7.9 million in federal funds sold, $40.1 million in available-for-sale securities, $21.9 million in cash and due from banks, interest-bearing deposits with the Federal Home Loan Bank and Federal Reserve Bank and money market mutual funds, as a percentage of total deposits.

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

     At June 30, 2010, December 31, 2009 and June 30, 2009, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

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

     Financial institutions are also affected by inflation's impact on non-interest expenses, such as salaries and occupancy expenses. From 1992 through June 30, 2010, inflation has remained relatively stable, due primarily to continuous management of the money supplied by the Fed. Based on the Bank's interest-rate-sensitivity position, in the short term the Bank may be adversely affected by changes in interest rates. As such, the management of the money supply by the Fed to control the rate of inflation has an indirect impact on the earnings of the Bank. Also, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.


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


Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

     There was no change in the Company's internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

                 10.1 Supplemental Executive Retirement Agreement, dated May 7, 2010, by and between The Simsbury Bank & Trust Company and Anthony Bisceglio (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 13, 2010)

                 31.1 Section Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

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

                                       SBT BANCORP, INC.


Date:  August 12, 2010                 By:  /s/  Martin J. Geitz
                                           -------------------------------------
                                           Martin J. Geitz
                                           Chief Executive Officer


Date:  August 12, 2010                 By:  /s/  Anthony F. Bisceglio
                                           -------------------------------------
                                           Anthony F. Bisceglio
                                           Chief Financial Officer

                                 EXHIBIT INDEX


                 3(i) Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K filed on March 31, 2009)

                 3(ii) Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K12G3 filed on March 7,
                              2006)

                 10.1 Supplemental Executive Retirement Agreement, dated May 7, 2010, by and between The Simsbury Bank & Trust Company and Anthony Bisceglio (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 13, 2010)

                 31.1 Section Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

                 31.2 Section Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

                 32.1         Section 1350 Certification by Chief Executive
                              Officer

                 32.2         Section 1350 Certification by Chief Financial
                              Officer