Form 10-Q
period 2010-09-30
SBT Bancorp, Inc.
filed 2010-11-12
CIK 1354174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2010
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For  the  transition  period  from  _______  to  __________

Commission File Number:  000-51832

                               SBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Connecticut                                   20-4346972
          -----------                                   ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT          06070
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2010, the registrant had 864,976 shares of its Common Stock, no par value per share, outstanding.

                               TABLE OF CONTENTS

                               SBT Bancorp, Inc.

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 2010
        and 2009 (unaudited) and December 31, 2009                             4

        Condensed Consolidated Statements of Income for the Three and
        Nine Months Ended September 30, 2010 and 2009                          5

        Condensed Consolidated Statements of Changes in Stockholders'
        Equity for the Nine Months Ended September 30, 2010 and 2009
        (unaudited)                                                            6

        Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 2010 and 2009 (unaudited)                   7

        Notes to Condensed Consolidated Financial Statements -
        (unaudited)                                                       8 - 12

Item 2. Management's Discussion and Analysis of  Financial Condition
        and Results of Operations                                        13 - 20

Item 3. Quantitative and Qualitative Disclosures about Market Risk            20

Item 4. Controls and Procedures                                               20

                          PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                     21

Item 1A. Risk Factors                                                         21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3.  Defaults upon Senior Securities                                      21

Item 4.  [Removed and Reserved]                                               21

Item 5.  Other Information                                                    21

Item 6.  Exhibits                                                             21

SIGNATURES                                                                    22

EXHIBIT INDEX                                                                 23


                                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                               SBT BANCORP, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands, except for share amounts)


ASSETS                                                                      9/30/10     12/31/09     9/30/09
------                                                                    ------------  ---------  ------------
                                                                          (unaudited)              (unaudited)
Cash and due from banks                                                   $      7,276  $   8,212  $     10,272
Interest-bearing deposits with the Federal Reserve Bank of Boston               14,817      4,945         2,864
Interest-bearing deposits with the Federal Home Loan Bank                            7        163            89
Federal funds sold                                                               1,509      2,416         7,349
Money market mutual funds                                                        8,842      1,353         3,329
                                                                          ------------  ---------  ------------
       Cash and cash equivalents                                                32,451     17,089        23,903

Interest-bearing time deposits with other banks                                  5,629      5,488         5,443
Investments in available-for-sale securities (at fair value)                    42,896     50,011        54,656
Federal Home Loan Bank stock, at cost                                              660        631           631

Loans outstanding                                                              209,069    193,515       195,349
       Less allowance for loan losses                                            2,309      2,211         2,138
                                                                          ------------  ---------  ------------
             Loans, net                                                        206,760    191,304       193,211
                                                                          ------------  ---------  ------------

Premises and equipment                                                             580        684           705
Accrued interest receivable                                                        925        977         1,032
Bank owned life insurance                                                        3,971      3,846         3,803
Due from broker                                                                      -          -         1,195
Other assets                                                                     3,157      3,709         2,230
                                                                          ------------  ---------  ------------
       Total other assets                                                        8,633      9,216         8,965
                                                                          ------------  ---------  ------------

       TOTAL ASSETS                                                       $    297,029  $ 273,739  $    286,809
                                                                          ============  =========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
   Demand deposits                                                        $     49,136  $  43,887  $     40,011
   Savings and NOW deposits                                                    145,300    124,482       131,049
   Time deposits                                                                75,883     82,077        92,454
                                                                          ------------  ---------  ------------
       Total deposits                                                          270,319    250,446       263,514

Securities sold under agreements to repurchase                                   3,435        913           741
Other liabilities                                                                  930        968         1,025
                                                                          ------------  ---------  ------------
       Total liabilities                                                       274,684    252,327       265,280
                                                                          ------------  ---------  ------------

Stockholders' equity:
   Preferred Stock - Series A                                                    3,839      3,805         3,793
   Preferred Stock - Series B                                                      221        225           227
   Common stock, no par value; authorized 2,000,000 shares;
      issued and outstanding 864,976 shares on 9/30/10,
      12/31/09, and 9/30/09                                                      9,381      9,372         9,365
   Retained earnings                                                             8,107      7,782         7,759
   Accumulated other comprehensive income                                          797        228           385
                                                                          ------------  ---------  ------------
       Total stockholders' equity                                               22,345     21,412        21,529
                                                                          ------------  ---------  ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    297,029  $ 273,739  $    286,809
                                                                          ============  =========  ============

                  See accompanying notes to the condensed consolidated financial statements

                                                           SBT BANCORP, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                         (Dollars in thousands, except for per share amounts)

                                                                        For the quarter ended      For the nine months ended
                                                                       -----------------------     --------------------------
                                                                       9/30/2010     9/30/2009     9/30/2010        9/30/2009
                                                                       ---------     ---------     ---------        ---------
Interest and dividend income:
    Interest and fees on loans                                         $   2,619     $   2,447     $   7,679        $   7,254
    Investment securities                                                    438           528         1,379            1,428
    Federal funds sold and overnight deposits                                 11            12            21               21
                                                                       ---------     ---------     ---------        ---------
       Total interest and dividend income                                  3,068         2,987         9,079            8,703
                                                                       ---------     ---------     ---------        ---------
Interest expense:
    Deposits                                                                 446           680         1,346            2,224
    Repurchase agreements                                                     10             3            31                7
    Federal Home Loan Bank advances                                            -             -             -                7
                                                                       ---------     ---------     ---------        ---------
       Total interest expense                                                456           683         1,377            2,238
                                                                       ---------     ---------     ---------        ---------

    Net interest and dividend income                                       2,612         2,304         7,702            6,465

Provision for loan losses                                                    180           192           605              322
                                                                       ---------     ---------     ---------        ---------

    Net interest and dividend income after provision for loan losses       2,432         2,112         7,097            6,143
                                                                       ---------     ---------     ---------        ---------

Noninterest income:
    Service charges on deposit accounts                                      116           159           386              395
    Gain on sales of available-for-sale securities                             -            40             -               40
    Other service charges and fees                                           166           145           484              413
    Increase in cash surrender value of life insurance policies               42            44           125               99
    Gain on loans sold                                                        93            17           101               60
    Investment Services fees and commissions                                  35            27            81               74
    Other income                                                              52            16            75               62
                                                                       ---------     ---------     ---------        ---------
       Total noninterest income                                              504           448         1,252            1,143
                                                                       ---------     ---------     ---------        ---------

Noninterest expense:
    Salaries and employee benefits                                         1,232           964         3,507            3,033
    Premises and equipment                                                   359           373         1,068            1,109
    Advertising and promotions                                                97           128           289              307
    Forms and supplies                                                        36            50            99              138
    Professional fees                                                        178           125           541              395
    Directors' fees                                                           33            33           114               99
    Correspondent charges                                                     78            67           216              206
    Postage                                                                   26            28            71               77
    FDIC assessment                                                          100           160           297              315
    Data processing                                                          126           178           353              250
    Other expenses                                                           250           261           713              652
                                                                       ---------     ---------     ---------        ---------
       Total noninterest expense                                           2,515         2,367         7,268            6,581
                                                                       ---------     ---------     ---------        ---------

    Income before income taxes                                               421           193         1,081              705
    Income tax provision                                                     107            33           251              178
                                                                       ---------     ---------     ---------        ---------
    Net income                                                         $     314     $     160     $     830        $     527
                                                                       =========     =========     =========        =========
    Net income available to common shareholders                        $     249     $      95     $     636        $     395
                                                                       =========     =========     =========        =========
    Average shares outstanding, basic                                    864,976       864,976       864,976          864,976
    Earnings per common share, basic                                   $    0.29     $    0.11     $    0.74        $    0.46
                                                                       =========     =========     =========        =========
    Average shares outstanding, assuming dilution                        865,363       864,976       865,311          864,976
    Earnings per common share, assuming dilution                       $    0.29     $    0.11     $    0.74        $    0.46
                                                                       =========     =========     =========        =========

                                                       SBT BANCORP, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (Unaudited)


                                                    Preferred    Preferred                         Accumulated Other
                                                      Stock        Stock     Common    Retained      Comprehensive
                                                     Series A    Series B     Stock    Earnings      Income (Loss)      Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2008                          $        -  $        -   $ 9,328  $   7,543   $              (25)  $16,846
Comprehensive income:
  Net income                                                 -           -         -        527                    -         -
  Net change in unrealized holding loss on
  available-for-sale securities, net of tax effect           -           -         -          -                  410         -
    Comprehensive income                                     -           -         -          -                    -       937

Preferred stock issuance                                 3,770         230         -          -                    -     4,000
Preferred stock dividends                                    -           -         -        (84)                   -       (84)
Preferred stock amortization (accretion)                    23          (3)        -        (20)                   -         -
Stock-based compensation                                     -           -        37          -                    -        37
Dividends declared common stock ($0.12 per share)            -           -         -       (207)                   -      (207)
                                                    ---------------------------------------------------------------------------
Balance, September 30, 2009                         $    3,793  $      227   $ 9,365  $   7,759   $              385   $21,529
                                                    ===========================================================================
Balance, December 31, 2009                          $    3,805  $      225   $ 9,372  $   7,782   $              228   $21,412
Comprehensive Income:
  Net income                                                 -           -         -        830                    -         -
  Net change in unrealized holding income on
  available-for-sale securities, net of tax effect           -           -         -          -                  569         -
    Comprehensive income                                     -           -         -          -                    -     1,399

Preferred stock dividends                                    -           -         -       (164)                   -      (164)
Preferred stock amortization (accretion)                    34          (4)        -        (30)                   -         -
Stock-based compensation                                     -           -         9          -                    -         9
Dividends declared common stock ($0.12 per share)            -           -         -       (311)                   -      (311)
                                                    ---------------------------------------------------------------------------
Balance, September 30, 2010                         $    3,839  $      221   $ 9,381  $   8,107   $              797   $22,345
                                                    ===========================================================================

                         See accompanying notes to the condensed consolidated financial statements

                                            SBT BANCORP, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                         (Dollars in thousands)

                                                                                 For the nine months ended
                                                                                 -------------------------
                                                                                    9/30/10      9/30/09
                                                                                   ---------    ---------
Cash flows from operating activities:
  Net income                                                                       $    830     $    527
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of securities, net                                                     138           92
    Interest capitalized on interest-bearing time deposits with other banks            (141)           -
    Change in deferred loan costs, net                                                  (35)          21
    Provision for loan losses                                                           605          322
    Depreciation and amortization                                                       171          205
    Accretion on impairment of operating lease                                          (33)         (33)
    Net gain on sales of available-for-sale securities                                    -          (40)
    Decrease (increase) in other assets                                                  79          (80)
    Decrease (increase) in interest receivable                                           52         (196)
    Decrease in taxes receivable                                                        108          118
    Stock based compensation                                                              9           37
    Decrease in other liabilities                                                       (15)        (413)
    Increase in cash surrender value of bank owned life insurance                      (125)         (99)
    Increase in interest payable                                                         10           17
                                                                                   ---------    ---------
  Net cash provided by operating activities                                           1,653          478
                                                                                   ---------    ---------

Cash flows from investing activities:
  Proceeds from maturities of interest-bearing time deposits with other banks             -        1,877
  Purchases of available-for-sale securities                                        (10,066)     (31,867)
  Proceeds from maturities of available-for-sale securities                          17,975        9,634
  Loan originations and principal collections, net                                  (13,520)      (4,462)
  Purchases of FHLB stock                                                               (29)           -
  Loans purchased                                                                    (2,512)     (11,021)
  Purchase of life insurance policies                                                     -       (2,500)
  Capital expenditures                                                                  (65)         (82)
  Recoveries of loans previously charged-off                                              6            3
                                                                                   ---------    ---------
  Net cash used in investing activities                                              (8,211)     (38,418)
                                                                                   ---------    ---------
Cash flows from financing activities:
  Net increase in demand, NOW, and savings accounts                                  26,067       34,508
  Net (decrease) increase in time deposits                                           (6,194)       8,127
  Net change in short-term advances from the Federal Home Loan Bank                       -       (1,000)
  Net increase in securities sold under agreements to repurchase                      2,522          164
  Proceeds from issuance of preferred stock                                               -        4,000
  Dividends paid - preferred stock                                                     (164)         (84)
  Dividends paid - common stock                                                        (311)        (207)
                                                                                   ---------    ---------
  Net cash provided by financing activities                                          21,920       45,508
                                                                                   ---------    ---------

Net increase in cash and cash equivalents                                            15,362        7,568
Cash and cash equivalents at beginning of period                                     17,089       16,335
                                                                                   ---------    ---------
Cash and cash equivalents at end of period                                         $ 32,451     $ 23,903
                                                                                   =========    =========
Supplemental disclosures:
  Interest paid                                                                       1,367        2,221
  Income taxes paid                                                                     142           60

               See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)
------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders' equity of SBT Bancorp, Inc. (the "Company") for the periods presented. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

     While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2009.

NOTE 2 - STOCK-BASED COMPENSATION

     At September 30, 2010, the Company maintained a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the three and nine months ended September 30, 2010, the Company recognized $0 and $9,000, respectively, in stock-based employee compensation expense. During the three and nine months ended September 30, 2009, the Company recognized $7,000 and $37,000, respectively, in stock-based employee compensation expense.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." This ASU was created to provide financial statement users with greater transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. This ASU is intended to provide additional information to financial statement users to assist them in assessing the entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this ASU will become effective as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will become effective for interim and annual reporting periods beginning on or after December 15, 2010.

     In April 2010, the FASB issued ASU 2010-18, "Effect of a Loan Modification When the Loan is Part of a Pool that Is Accounted for as a Single Asset." As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU were effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.

     In March 2010, the FASB issued ASU 2010-11, "Scope Exception Related to Embedded Credit Derivatives." The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition. At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading. The new rules were effective July 1, 2010. The adaptation of this ASU did not have a significant impact on the Company's financial statements.

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

          Level 2 Inputs - Inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

          Level 3 Inputs - Unobservable inputs for determining the fair value of the assets or liabilities and are based on the entity's own assumption about the assumptions that market participants would use to price the assets or liabilities.

     A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and liabilities carried at fair value effective January 1, 2008. The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2010.

Assets Measured at Fair Value on a Recurring Basis

Securities Available for Sale. The fair value of the Company's available-for-sale securities portfolio was estimated using Level 2 inputs. The Company obtains fair value measurements from an independent pricing service.
The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and bonds' terms and conditions, among other factors. At September 30, 2010 and December 31, 2009, the carrying value and estimated fair value, using Level 2 inputs, of securities available-for-sale was $42.9 million and $50.0 million, respectively.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. The Company's impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. For Level 3 input, collateral values are based on management's estimates or adjustments to third party appraisals by management. At September 30, 2010 and December 31, 2009, the estimated fair value, using Level 2 inputs, of impaired loans was $0 and $194,000, respectively. At September 30, 2010 and December 31, 2009, the estimated fair value, using Level 3 inputs, of impaired loans was $330,000 and $0, respectively.

The estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, were as follows as of September 30, 2010 and December 31, 2009:

                                                           (Dollars in thousands)
                                           ------------------------------------------------------
                                              September 30, 2010             December 31, 2009
                                           --------------------------    ------------------------
                                            Carrying                      Carrying
                                             amount       Fair value       amount      Fair value
                                           -----------    -----------    ---------    -----------
Financial assets
  Cash and cash equivalents                 $  32,451     $    32,451    $  17,089    $    17,089
  Interest-bearing time deposits with
    other banks                                 5,629           5,989        5,488          5,691
  Available-for-sale securities                42,896          42,896       50,011         50,011
  Federal Home Loan Bank stock                    660             660          631            631
  Loans, net                                  206,760         212,811      191,304        193,185
  Accrued interest receivable                     925             925          977            977

Financial liabilities
  Deposits                                    270,319         271,006      250,446        251,268
  Securities sold under agreements to
    repurchase                                  3,435           3,435          913            913

The following table below presents the changes in Level 3 assets and liabilities that are measured at fair value for the nine months ended September 30, 2010:


                                                      (Dollars in thousands)
                                                  Fair Value Measurements Using
                                                 Significant Unobservable Inputs
                                                             Level 3
                                                 -------------------------------
                                                  Impaired Loans         Total
                                                  --------------       ---------

Beginning balance, December 31, 2009                   $       -       $       -
Transfers in and/or out of Level 3                           330             330
                                                  --------------       ---------
Ending balance, September 30, 2010                     $     330       $     330
                                                  ==============       =========

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

     The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2010 and September 30, 2009:

                (Dollars in thousands, except per share amounts)

                                                      For the three months ended
                                                      --------------------------
                                                          9/30/10      9/30/09
                                                         ---------    ---------
Basic EPS computation:
  Net income                                             $    314     $    160
  Preferred stock net accretion                               (10)         (10)
  Preferred stock dividend paid                               (55)         (55)
  Cumulative preferred stock dividend earned                    -            -
                                                         ---------    ---------
  Net income available to common shareholders            $    249     $     95
  Weighted average shares outstanding, basic              864,976      864,976
  Basic EPS                                              $   0.29     $   0.11
                                                         =========    =========

Diluted EPS computation:
  Net income                                             $    314     $    160
  Preferred stock net accretion                               (10)         (10)
  Preferred stock dividend paid                               (55)         (55)
  Cumulative preferred stock dividend earned                    -            -
                                                         ---------    ---------
  Net income available to common shareholders            $    249     $     95
  Weighted average shares outstanding, assuming dilution  864,976      864,976
  Dilutive potential shares                                   387            -
                                                         ---------    ---------
                                                          865,363      864,976
  Diluted EPS                                            $   0.29     $   0.11
                                                         =========    =========

                (Dollars in thousands, except per share amounts)

                                                       For the nine months ended
                                                       -------------------------
                                                          9/30/10      9/30/09
                                                         ---------    ---------
Basic EPS computation:
  Net income                                             $    830     $    527
  Preferred stock net accretion                               (30)         (20)
  Preferred stock dividend paid                              (164)         (84)
  Cumulative preferred stock dividend earned                    -          (28)
                                                         ---------    ---------
  Net income available to common shareholders            $    636     $    395

  Weighted average shares outstanding, basic              864,976      864,976
  Basic EPS                                              $   0.74     $   0.46
                                                         =========    =========

Diluted EPS computation:
  Net income                                             $    830     $    527
  Preferred stock net accretion                               (30)         (20)
  Preferred stock dividend paid                              (164)         (84)
  Cumulative preferred stock dividend earned                    -          (28)
                                                         ---------    ---------
  Net income available to common shareholders            $    636     $    395

  Weighted average shares outstanding, assuming dilution  864,976      864,976
  Dilutive potential shares                                   335            -
                                                         ---------    ---------
                                                          865,311      864,976
  Diluted EPS                                            $   0.74     $   0.46
                                                         =========    =========

NOTE 6 - IMPAIRED INVESTMENT SECURITIES

     The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

                                                       As of September 30, 2010 (dollars in thousands)
                                         -------------------------------------------------------------------------
                                          Less than 12 months      12 Months or longer              Total
                                          -------------------     ---------------------     ----------------------
                                          Fair     Unrealized      Fair      Unrealized      Fair      Unrealized
                                         value       losses       value        losses       value        losses
                                         ------    -----------    ------    ------------    ------    ------------
Mortgage-backed securities               $    -    $         -    $  985    $      (125)    $  985    $      (125)
                                         ------    -----------    ------    ------------    ------    ------------
  Total temporarily impaired securities  $    -    $         -    $  985    $      (125)    $  985    $      (125)
                                         ======    ===========    ======    ============    ======    ============

     The investments in the Company's investment portfolio that were temporarily impaired as of September 30, 2010 consisted of debt issued by U.S. government corporations and agencies. The Company's management considers investments with an unrealized loss as of September 30, 2010 to be only temporarily impaired because the impairment is attributable to changes in market interest rates and
current market inefficiencies.   The Company's management anticipates that the
fair value of securities that are currently impaired will recover to cost basis. As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 7 - LOAN INFORMATION

     The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of September 30, 2010 and December 31, 2009:
                                                Dollars in thousands
                                   ---------------------------------------------
                                   September 30, 2010          December 31, 2009
                                   ------------------          -----------------

Total nonaccrual loans                  $       2,482             $        3,153
                                   ==================          =================
Accruing loans which are 90 days
 or more overdue                        $           -             $          202
                                   ==================          =================


Information about loans that meet the definition of an impaired loan under ASC 310-10-35 is as follows as of September 30, 2010 and December 31, 2009:

                                                            (Dollars in thousands)
                                        --------------------------------------------------------------
                                              September 30, 2010               December 31, 2009
                                        -----------------------------    -----------------------------
                                           Recorded         Related         Recorded         Related
                                        investment in      allowance     investment in      allowance
                                           impaired       for credit        impaired       for credit
                                            loans           losses           loans           losses
                                        --------------    -----------    --------------    -----------
Loans for which there is a related
  allowance for credit losses           $          410    $        80    $          354    $       160
Loans for which there is no related
  allowance for credit losses                    1,351              -             1,912              -
                                        --------------    -----------    --------------    -----------
         Totals                         $        1,761    $        80    $        2,266    $       160
                                        ==============    ===========    ==============    ===========

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At September 30, 2010, the Company had $410,000 in loans that were modified in troubled debt restructuring and impaired.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

     When used in this quarterly report on Form 10-Q (the "Quarterly Report"), the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended September 30, 2010. The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; extent and timing of actions of the Federal Reserve Board (the "Fed"); customer deposit disintermediation; changes in customers' acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

     Forward-looking statements included in this Quarterly Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

General

     Management's Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company's financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company for the nine months ended September 30, 2010. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the nine months ended September 30, 2010 not misleading have been made.

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

     The Bank offers investment products and services to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and its affiliation with the securities broker/dealer, LPL Financial.

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

Overview

     For the nine months ended September 30, 2010, net income available to common stockholders amounted to $636,000, or $0.74 per diluted share. This compares to net income available to common stockholders of $395,000, or $0.46 per diluted share, for the nine months ended September 30, 2009, an increase in diluted earnings per share of 61%. Total assets were $297 million at September 30, 2010 compared to $274 million at December 31, 2009, an increase of $23 million or 9%, and $287 million at September 30, 2009, an increase of $10 million or 3%.

     Total revenues, consisting of net interest and dividend income plus noninterest income, were $3,116,000 in the third quarter compared to $2,752,000 during the same period a year ago, an increase of 13%. Net interest and dividend income increased by $308,000, or 13%. This increase was driven by a 3% growth in the balance sheet and a 36 basis point increase in the Company's taxable equivalent net interest margin. For the nine months ended September 30, 2010, total revenues were $8,954,000 compared to $7,608,000 for the nine months ended September 30, 2009, an increase of 18%.

     The Company's taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.75% for the third quarter of 2010, compared to 3.39% for the third quarter of 2009. The primary cause of this increase was a much lower cost of funds. Core deposits grew rapidly during this period, replacing higher-cost time deposits.

     Total non-interest expenses for the third quarter of 2010 were $2,515,000, an increase of $148,000 or 6% over the third quarter of 2009. Salaries and employee benefit expenses and professional fees increased during the third quarter of 2010 compared to the third quarter of 2009. Advertising and promotion expenses as well as data processing fees declined in the third quarter of 2010 compared to the third quarter of 2009. For the nine months ended September 30, 2010, total non-interest expenses were $7,268,000 compared to $6,581,000 for the nine months ended September 30, 2009, an increase of 10%.

     At September 30, 2010, total loans outstanding were $209 million, an increase of $15 million or 8% over December 31, 2009 and an increase of $14 million or 7% over a year ago. With a loan loss provision of $180,000 during the quarter, the Company's allowance for loan losses at September 30, 2010 was 1.10% of total loans. The profile of the Company's loan portfolio remains
relatively low-risk.   The Company had non-accrual loans totaling $2.5 million
equal to 1.20% of total loans at September 30, 2010 compared to non-accrual loans of 1.70% of total loans at December 31, 2009 and non-accrual loans of 1.27% of total loans a year ago. Loans 30 days or more delinquent, excluding non-accrual loans, totaled $184,000, or 0.09% of total loans at September 30, 2010 compared to .06% at December 31, 2009 and 1.00% a year ago. Total non-accrual loans and loans 30 or more days past due decreased to 1.28% of loans outstanding at September 30, 2010 from 1.80% of loans outstanding at December 31, 2009 and 2.27% of loans outstanding at September 30, 2009.

     Total deposits at September 30, 2010 were $270 million, an increase of $20 million or 8% over December 31. 2009 and an increase of $7 million or 3% over a year ago. Core deposits (Demand, Savings and NOW accounts) increased by $26 million or 15% over December 31, 2009 and increased by $23 million or 14% over a year ago. However, time deposits decreased by $6 million from December 31, 2009 and $17 million from a year ago. At quarter-end, 18% of total deposits were in non-interest bearing demand accounts, 54% were in low-cost savings and NOW accounts, and 28% were in time deposits.

     Capital levels for The Simsbury Bank & Trust Company remain well in excess of those required to meet the regulatory "well-capitalized" designation.

--------------------------------------------------------------------------------
                                 Capital Ratios
                                    9/30/10
--------------------------------------------------------------------------------
                                  The Simsbury Bank &    Regulatory Standard for
                                     Trust Company          Well-Capitalized
--------------------------------------------------------------------------------
Tier 1 Leverage Capital Ratio          7.07%                     5.00%
--------------------------------------------------------------------------------
Tier 1 Risk-Based Capital Ratio       11.61%                     6.00%
--------------------------------------------------------------------------------
Total Risk-Based Capital Ratio        12.86%                    10.00%
--------------------------------------------------------------------------------

Results of Operation

Net Interest Income and Net Interest Margin

     The Company's earnings depend largely upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, including interest paid on deposits and borrowings. This difference is "net interest income." The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets. The Company's net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company's net yield on interest-earning assets is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Bank's loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the Bank's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Bank.

     Net interest and dividend income after provision for loan losses plus non-interest income was $2,936,000 for the third quarter of 2010 compared to $2,560,000 for the third quarter of 2009. The Company's net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 3.75% for the quarter ended September 30, 2010 from 3.39% for the quarter ended September 30, 2009. The Bank's net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, increased to 3.59% for the quarter ended September 30, 2010 from 3.19% for the quarter ended September 30, 2009. The Bank's yield on interest earning assets increased during the third quarter of 2010 to 4.39% as compared to 4.38% for the third quarter of 2009, while the cost of deposits and borrowings decreased to 0.80% for the third quarter of 2010 from 1.20% for the third quarter of 2009.

     Net interest and dividend income after provision for loan losses plus non-interest income was $8,349,000 for the first nine months of 2010 compared to $7,286,000 for the comparable period in 2009. The Company's net interest margin, as defined in the immediately preceding paragraph, increased to 3.88% for the nine months ended September 30, 2010 from 3.46% for the nine months ended September 30, 2009. The Bank's net interest spread, as defined in the immediately preceding paragraph, increased to 3.71% for the nine months ended September 30, 2010 from 3.21% for the nine months ended September 30, 2009. The Bank's yield on interest-earning assets decreased during the first nine months of 2010 to 4.56% as compared to 4.63% for the comparable period in 2009, while the cost of deposits and borrowings decreased to 0.85% for the nine months ended September 30, 2010 from 1.43% for the same period in 2009.

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

     Each month, the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as determined by the Company's guidelines. The total allowance for loan losses at September 30, 2010 was $2,309,000 or 1.10% of outstanding loans as compared to $2,211,000 or 1.14% of outstanding loans as of December 31, 2009 and $2,138,000 or 1.10% of outstanding loans as of September 30, 2009. The provision for loan losses was $180,000 and $605,000, respectively, for the three and nine months ended September 30, 2010. The Bank charged off four loans totalling $178,942 in the third quarter of 2010 and nine loans totalling $188,417 in the third quarter of 2009. For the nine months ended September 30, 2010, the Bank charged off eight loans totalling $513,066 compared to thirteen loans totalling $204,283 in the nine months ended September 30, 2009. During the third quarter of 2010, the Bank had one recovery of $1,150 compared to three recoveries totalling $1,874 for the third quarter of 2009. For the nine months ended September 30, 2010, the Bank had five recoveries totalling $5,644 compared to four recoveries totalling $3,001 for the nine months ended September 30, 2009. The Bank believes the allowance for loan losses is adequate.

Non-interest Income and Non-interest Expense

     Total non-interest income for the three months ended September 30, 2010 was $504,000 compared to $448,000 for the same period in the prior year. Total non-interest income for the first nine months of 2010 was $1,252,000, an increase of $109,000 from $1,143,000 for the first nine months of 2009. At September 30, 2010, the Bank had approximately 21,000 deposit accounts compared to approximately 20,500 accounts at December 31, 2009 and at September 30, 2009. The major portion of non-interest income is derived from service and overdraft charges.

     Total non-interest expense for the three months ended September 30, 2010 was $2,515,000 compared to $2,367,000 for the same period in the prior year. Total non-interest expense for the first nine months of 2010 was $7,268,000, an increase of $687,000 over total non-interest expense of $6,581,000 for the first nine months of 2009. The ratio of annualized operating expenses to average assets was 3.34% for the third quarter of 2010 compared to 3.24% for the third quarter of 2009. For the nine months ended September 30, 2010, the ratio of annualized operating expenses to average assets was 3.38% compared to 3.29% for the same period in the prior year.

     Salaries and employee benefits comprised approximately 49% and 41%, respectively, of total non-interest expense for the three months ended September 30, 2010 and 2009. Other major categories included premises and equipment, which comprised approximately 14% and 16%, respectively, of non-interest expense for the three months ended September 30, 2010 and 2009; advertising and promotions, which comprised approximately 4% and 5%, respectively, of total non-interest expense for the three months ended September 30, 2010 and 2009; and professional fees, which comprised approximately 7% and 5% of total non-interest expense for the three months ended September 30, 2010 and 2009.

     Salaries and employee benefits comprised approximately 48% and 46%, respectively, of total non-interest expense for the first nine months of 2010 and 2009. Other major categories included premises and equipment, which made up approximately 15% and 17%, respectively, of non-interest expense in the first nine months of 2010 and 2009; advertising and promotions, which made up approximately 4% and 5%, respectively, of total non-interest expense for the first nine months of 2010 and 2009; and professional fees, which made up approximately 7% and 6%, respectively, of total non-interest expense in the first nine months of 2010 and 2009.

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

     Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At September 30, 2010, the Bank had 46 securities with a carrying value totaling $18,282,000 pledged for such purposes. At December 31, 2009, the Bank had 29 securities with a carrying value totaling $11,038,000 pledged for such purposes, and at September 30, 2009, the Bank had 29 securities with a carrying value totaling $11,217,000 pledged for such purposes.

     As of September 30, 2010, December 31, 2009 and September 30, 2009, the Bank's investment portfolio consisted of U.S. government and agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities, and U.S. government-sponsored agency equity securities. The Bank's policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Bank.

     The fair market value of investments in available-for-sale securities as of September 30, 2010 was $42,896,000, which is 3% above amortized cost, compared to $50,011,000, which was 1% above amortized cost as of December 31, 2009 and $54,656,000, which was 1% above amortized cost as of September 30, 2009. The Bank has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

     Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, "Investments - Debt and Equity Securities." ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company's investment portfolio on an ongoing basis. As of September 30, 2010, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

Loan Portfolio

     The Bank's loan portfolio as of the end of the third quarter of 2010 was comprised of approximately 75% Mortgage and Consumer loans and 25% Commercial loans. The Bank does not have any concentrations in its loan portfolio by industry or group of industries. However, as of September 20, 2010, approximately 84% of the Bank's loans were secured by residential real property located in Connecticut compared with 78% as of December 31, 2009 and 72% as of September 30, 2009.

     There were approximately $106,000,000 of mortgage loans as of September 30, 2010, which represented a 3.9% decrease from December 31, 2009 and a 3.3% decrease from September 30, 2009. The Bank sold twenty-three loans in the three months ended September 30, 2010 with an aggregate principal balance of $5,095,500 which resulted in a gain of $93,400. For the nine months ended September 30, 2010, the Bank sold twenty-four loans with an aggregate principal balance of $5,280,500 which resulted in a gain of $101,100. The Bank sold six loans in the three months ended September 30, 2009, with an aggregate principal balance of $1,337,000 for a gain of $17,000 and twenty-one loans for the nine months ended September 30, 2009 with an aggregate principal balance of $4,719,000 for a gain of $60,000. The Bank is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

     At September 30, 2010, the Bank had total consumer loan balances of approximately $51,456,000 representing an increase of 50% from the consumer loan balances at December 31, 2009 and at September 30, 2009. Most of the Bank's consumer loans are secured by the equity in residential real property or other personal property. Consumer home equity loans and lines of credit enable borrowers to leverage the equity in their homes to achieve personal financial goals, while providing for the ability to make monthly payments. The September 30, 2010 loan balance for these products represented just under 90% of the total consumer loan portfolio.

     As of September 30, 2010, the Bank had approximately $4,284,000 in consumer auto loans purchased from BCI Financial Corp. (BCI) on its books compared to approximately $3,226,000 in auto loans purchased from BCI on its books as of December 31, 2009 and approximately $2,613,000 in auto loans purchased from BCI on its books as of September 20, 2009. The Bank has an agreement with BCI pursuant to which the Bank purchases auto loans from BCI. As part of the agreement, BCI services the loans for the Bank.

     The September 30, 2010 balance for commercial loans was slightly under $51,700,000, a 4.2% increase from the commercial loan balance at December 31,2009 and relatively unchanged from the balance at September 30,2009. The Bank's commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and "term loans," which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

     The Bank's other commercial real estate loans consist primarily of loans that are based on the borrower's cash flow and are secured by deeds of trust on commercial property to provide another source of repayment in the event of default. The Bank offers both fixed and floating rate loans. Maturities on such loans typically range from five to thirty years.

     Loans guaranteed by the Small Business Administration (SBA) and certain other real estate loans easily sold in the secondary market may be made for longer maturities. The Bank has been designated a Certified Lender by the SBA. The Bank's SBA loans are categorized as commercial or real estate-commercial depending on the underlying collateral.

     The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank's capital and reserves. Credit equaling an additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types. As of September 30, 2010, the Bank's lending limits were $3,660,000 and $6,100,000, respectively. As of December 31, 2009, these lending limits were $3,440,000 and $5,733,000, respectively, and as of September 30, 2009, these lending limits were $3,447,000 and $5,745,000, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

     Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on a non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had 20 non-accrual loans at September 30, 2010 with a balance of approximately $2,482,000, 21 non-accrual loans with a balance of approximately $3,200,000 at December 31, 2009 and 18 non-accrual loans with a balance of approximately $2,486,000 at September 30, 2009.

     When appropriate or necessary to protect the Bank's interests, real estate that serves as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank will be known as "other real estate owned" (OREO) and will be carried on the books of the Bank as an asset at the lesser of the Bank's recorded investment or the fair value less estimated costs to sell. As of September 30, 2010, December 31, 2009 and September 30, 2009, no OREO was held by the Bank.

     A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure ("TDR"). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. The Bank had two TDR loans at September 30, 2010 with a balance of approximately $410,000. The Bank had no TDR loans at December 31, 2009 and September 30, 2009.

     Non-payment of loans is an inherent risk in the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment and, ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank requires that all loans be approved by at least two officers, one of whom must be an executive officer. Commercial loans greater than $500,000, as well as other loans in certain circumstances, must be approved by the Loan Committee of the Bank's Board of Directors.

     The Bank has an internal review process to verify credit quality and risk classifications. In addition, the Bank also maintains a program of annual review of certain new and renewed loans by an outside loan review consultant. Loans are graded from "pass" to "loss" depending on credit quality, with "pass" representing loans that are fully satisfactory as additions to the Bank's portfolio. These are loans which involve a degree of risk that is not unwarranted given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment. Classified loans identified in the review process are added to the Bank's Internal Watchlist and an allowance for credit losses is established for such loans if appropriate. Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking, at which times a further review of loans is conducted.

     There were 55 classified loans with combined outstanding balances of $9,497,700 as of September 30, 2010 compared to 63 classified loans with combined outstanding balances of $9,382,000 as of December 31, 2009. There were 56 classified loans with a combined outstanding balance of $9,498,000 as of September 30, 2009. The Bank has no exposure to sub-prime loans in its loan portfolio. The Bank's overall asset quality and loan loss reserves of 1.10% of loans compare favorably to its peer banks.

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

Deposits

     Deposits are the Bank's primary source of funds. At September 30, 2010, the Bank had a deposit mix of 32% checking, 40% savings, and 28% certificates of deposit. The Bank's net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2009, the deposit mix was 32% checking, 35% savings, and 33% certificates of deposit, and as of September 30, 2009, the deposit mix was 27% checking, 37% savings, and 36% certificates of deposit. At September 30, 2010, eighteen percent of the total deposits of $270.3 million were non-interest-bearing compared to eighteen percent of the Bank's total deposits of $250.4 million that were non-interest-bearing at December 31, 2009 and fifteen percent of the Bank's total deposits of $263.5 million that were non-interest-bearing at September 30, 2009. As of September 30, 2010, December 31, 2009 and September 30, 2009, the Bank had $45,433,000,
$28,700,000 and $41,023,000, respectively, in deposits from public sources.

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

Liquidity and Asset-Liability Management

     Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of "brokered deposits" (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Bank is a member of Promontory Interfinancial Network LLC's Certificate of Deposit Account Registry Service (CDARS). This allows the Bank to offer its customers FDIC insurance, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of September 30, 2010, the Bank had $7,825,000 of deposits in the CDARS network compared to $5,345,000 of deposits in the CDARS network as of December 31, 2009 and $7,117,000 of deposits in the CDARS network as of September 30, 2009. The Bank had no other brokered deposits as of September 30, 2010, December 31, 2009 and September 30, 2009.

     To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities. As of September 30, 2010, the Bank's liquidity ratio was 21%, defined as the sum of $1.5 million in federal funds sold, $24.6 million in available-for-sale securities, and $30.9 million in cash and due from banks, interest-bearing deposits at the Federal Home Loan Bank and Federal Reserve Bank, and money market mutual funds, as a percentage of total deposits. This ratio was 22% at December 31, 2009, defined as the sum of $2.4 million in federal funds sold, $39 million in available-for-sale securities, and $14.7 million in cash and due from banks, interest-bearing deposits with the Federal Home Loan Bank and Federal Reserve Bank, and money market mutual funds, as a percentage of total deposits. At September 30, 2009, this ratio was 26%, defined as the sum of $10.2 million in federal funds sold, $43.4 million in available-for-sale securities, $10.4 million in cash and due from banks, interest-bearing deposits with the Federal Home Loan Bank and Federal Reserve Bank, and money market mutual funds, as a percentage of total deposits.

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

     At September 30, 2010, December 31, 2009 and September 30, 2009, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC.

Inflation

     The impact of inflation on financial institutions may differ significantly from the impact exerted on other companies. Banks, as financial intermediaries, have numerous assets and liabilities that may move in concert with inflation both as to interest rates and as to value. This is especially true for companies with a high percentage of interest-rate-sensitive assets and liabilities, such as a bank. Banks seek to reduce the impact of inflation by managing the interest-rate-sensitivity gap. The Bank attempts to manage its interest-rate-sensitivity gap and to structure its mix of financial instruments in order to minimize the potential adverse effects of inflation or other market forces on its net interest income and, therefore, its earnings and capital.

     Financial institutions are also affected by inflation's impact on non-interest expenses such as salaries and occupancy expenses. From 1992 through September 30, 2010, inflation has remained relatively stable due primarily to continuous management of the money supply by the Federal Reserve. Based on the Bank's interest-rate-sensitivity position, the Bank may be adversely affected by changes in interest rates in the short term. As such, the management of the money supply by the Federal Reserve to control the rate of inflation has an indirect impact on the earnings of the Bank. Also, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Not required.

Item 4.  Controls and Procedures

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

Evaluation  of  Disclosure  Controls  and  Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

     There was no change in the Company's internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                3(ii) Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K12G3 filed on March 7,
                              2006)

                10.1 Supplemental Executive Retirement Agreement, dated October 20, 2010, by and between The Simsbury Bank & Trust Company and Martin J. Geitz (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 22, 2010)

                10.2 Endorsement Split Dollar Insurance Agreement, dated October 20, 2010, by and between The Simsbury Bank & Trust Company and Martin J. Geitz (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on October 22, 2010)

                10.3 Change in Control Severance Agreement, dated November 2, 2010, by and between The Simsbury Bank & Trust Company and Michael T. Sheahan

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

                                   SBT BANCORP, INC.


Date:  November 12, 2010           By:  /s/  Martin J. Geitz
                                        ----------------------
                                        Martin J. Geitz
                                        Chief Executive Officer


Date:  November 12, 2010           By:  /s/  Anthony F. Bisceglio
                                        ---------------------------
                                        Anthony F. Bisceglio
                                        Chief Financial Officer

                                 EXHIBIT INDEX

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

                3(ii) Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K12G3 filed on March 7,
                              2006)

                10.1 Supplemental Executive Retirement Agreement, dated October 20, 2010, by and between The Simsbury Bank & Trust Company and Martin J. Geitz (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on October 22, 2010)

                10.2 Endorsement Split Dollar Insurance Agreement, dated October 20, 2010, by and between The Simsbury Bank & Trust Company and Martin J. Geitz (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on October 22, 2010)

                10.3 Change in Control Severance Agreement, dated November 2, 2010, by and between The Simsbury Bank & Trust Company and Michael T. Sheahan

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