Form 10-K
period 2010-12-31
SBT Bancorp, Inc.
filed 2011-03-28
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number:  000-51832

SBT BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Connecticut	20-4346972
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT	06070
(Address of Principal Executive Offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter, is $13,454,430.

As of March 21, 2011, 864,976 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SBT Bancorp, Inc.’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (the “Annual Report”) are incorporated by reference into Part II of this Form 10-K, and portions of SBT Bancorp, Inc.’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be held May 10, 2011 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

The Bank was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995.  The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof.  The Bank is not a member of the Federal Reserve System.  The Bank's main office and its corporate offices are located in the town of Simsbury, Connecticut.  The Bank has branch offices in the towns of Granby, Avon, and Bloomfield, Connecticut. The Bank also maintains a business office in Canton, Connecticut.  Services to the Bank’s customers are also provided through SBT Online Internet banking.  The Bank's customer base consists primarily of individual consumers and small businesses in north central Connecticut.  The Bank has in excess of 21,150 deposit accounts.

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

In May of 2010, the Bank formed NERE Holdings, Inc., a subsidiary to hold real estate primarily acquired through foreclosures.  In January of 2011, the Bank formed Simsbury Bank Passive Investment Company, a subsidiary Passive Investment Company (PIC).  Under current State of Connecticut statutes, Simsbury Bank Passive Investment Company is not subject to Connecticut corporation business taxes.

As of December 31, 2010, approximately 71% of the Bank's loans were secured by residential property located in Connecticut.

The Bank’s deposits increased by $19 million or 8% in 2010.  The Bank’s total assets at year-end 2010 were $296 million, an increase of $22 million or 8% from $274 million at year-end 2009.  The Bank’s loan portfolio increased by $12 million or 6% in 2010 and ended the year at $205 million.  The Bank’s loan-to-deposit ratio, an important determinant of net interest income, decreased slightly to 76% at year-end 2010 compared to 78% at year-end 2009.

The Bank had net income of $1.1 million ($1.03 per common share) for the year ended December 31, 2010, an increase of $428 thousand from the net income of $718 thousand ($.60 per common share) reported for the year ended December 31, 2009.

Banking is a business that depends on rate differentials.  In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings.  These rates are highly sensitive to many factors that are beyond the control of the Bank.  Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including, without limitation, inflation, recession and unemployment.

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

The Bank’s Investment Policy permits the Bank to invest in mortgage-backed securities.  It is the policy of the Bank to invest in mortgage-backed securities that have no more risk than the underlying mortgages.  While the Investment Policy also permits the Bank to invest in preferred stock issued by the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), no such investments have been made by the Bank since 2001 and no investments of this type are anticipated.

Market Area

The towns of Simsbury, Avon, Bloomfield, Canton and Granby, which comprise the Bank's primary market, are located in north central Connecticut, west of the Connecticut River near the northern corner of Hartford.  All five towns are situated near Interstate Routes 91 and 84.  Bradley International Airport is located nearby and provides a convenient alternative to road and rail systems for passengers and cargo.

The road network from each of the towns included in the Bank's secondary market of Barkhamsted, East Granby and New Hartford leads through its primary market towns.  Residents of these communities, therefore, may travel near the Bank's offices and find it convenient to bank there.

Based on the most current information available, the Bank's primary and secondary markets have a median household income of $91,963.  This household income level places the Bank’s overall market approximately 35% above the median income of all Connecticut's households.  Compared to the nation as a whole, the median income in the Bank's primary and secondary market is approximately 77% greater than the median income for all U.S. households.  By themselves, the towns of Simsbury and Avon had median household incomes of over $110,303, placing them 112% above the median income for the U.S. and almost 62% above the median income of all households in Connecticut.

Educational attainment in the Bank's primary and secondary markets is similarly high.  Fifty percent of the residents aged twenty-five and over in the eight towns are college graduates.  In Avon, Bloomfield, Canton, Granby and Simsbury, the percentage of residents aged twenty-five and over who are college graduates averages 53%.

Employees

At December 31, 2010, the Company employed 2 people, both of whom were full-time employees, and the Bank employed a total of 66 people, 61 full-time employees and 5 part-time employees.  Neither the Company’s employees nor the Bank's employees are represented by any union or other collective bargaining agreement, and the Company and the Bank believe their employee relations are satisfactory.

Competition

The banking and financial services business in Connecticut generally, and in the Bank's market areas specifically, is highly competitive.  The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.  The Bank competes for loans, deposits and financial services customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers.  Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader array of financial services than the Bank.  In order to compete with these other financial services providers, the Bank relies principally upon its strong reputation for service excellence, personal relationships established by its officers, directors and employees with its customers, and advertising and public relations.

The Bank's primary and secondary markets have a number of banking institutions which offer a variety of financial products.  The types of institutions range from large nationwide banks to various institutions of smaller size.  Simsbury is served by seven depository institutions with a total of seven offices.  Of these institutions, there are four commercial banks, one savings bank and two credit unions.  Avon is served by eight depository institutions with nine offices.  Of these institutions, there are four commercial banks and four savings banks.  Granby is served by five depository institutions with the same number of offices.  Two of these institutions are commercial banks and three are savings banks.  Bloomfield is served by nine depository institutions with twelve offices.  Of these institutions, there are four commercial banks, two savings banks, and three credit unions.  Canton is served by four depository institutions comprised of two commercial and two savings banks with a total of five offices.  The total eight-town area of the Bank's primary and secondary markets is served by eighteen institutions.

As of June 30, 2010, the top three banks in Simsbury, by deposit account market share, are the Bank (31%), Bank of America (27%), and Webster Bank (18%).  The top three banks in Avon are Bank of America (25%), People’s Bank (21%), and Webster Bank (15%).  In Granby, the top three banks are Windsor Federal Savings And Loan Association (29%), Bank of America (28%), and the Bank (22%).  In Canton, the top three banks are Collinsville Savings Society (43%), Webster Bank (24%), and Bank of America (23%).  In Bloomfield, the top three banks are Wells Fargo Bank (31%), Webster Bank (23%) and Bank of America (22%).  In the Bank’s primary market (Simsbury, Granby, Avon, Bloomfield and Canton), the top 3 banks, as of June 30, 2010, are Bank of America with 25% of the market, Webster Bank with 17% and the Bank with 13%.  In the total eight-town area of the Bank's primary and secondary markets, the top three banks are Bank of America with 25% of the market, Webster Bank with 16% and the Bank with 12%.

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

Moreover, certain legislation and regulatory proposals that could affect the Bank and the banking industry in general are pending or may be introduced before the United States Congress, the Connecticut General Assembly and various governmental agencies.  These proposals include measures that may further alter the structure, regulation and competitive relationship of financial institutions and that may subject the Bank to increased regulation, disclosure and reporting requirements.  In addition, the various bank regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation.

Since September 2008, the United States Congress, United States Department of the Treasury, Federal Deposit Insurance Corporation, and Federal Reserve Board have, within their respective authorities, enacted legislation subsequently signed by the President of the United States, promulgated regulations, created special programs, and taken other actions to address the current financial market crisis and continuing economic recession.  Members of Congress, the President, the Treasury Secretary and Chairman of the Federal Reserve Board have indicated that significant changes must be made to the nation’s financial market regulatory system in order to address the causes of the current financial market crisis. The Bank anticipates that these changes may affect its competitive position relative to other banks and financial services companies.  However, it is uncertain at this time when the changes impacting the Bank’s competitive position will be enacted and how they may change our competitive position.

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

The Bank Holding Company Act of 1956 (the “BHC Act”), limits the types of companies which the Company may acquire or organize and the activities in which they may engage.  In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing and controlling banks as to be a proper incident thereto.  Activities determined by the FRB to be so closely related to banking within the meaning of the BHC Act include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation service; operating a collection agency; and providing certain courier services.  The FRB also has determined that certain other activities, including real estate brokerage and syndication, land development, property management, and underwriting of life insurance unrelated to credit transactions, are not closely related to banking and therefore are not proper activities for a bank holding company.

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

Under the policy of the FRB, the Company is expected to act as a source of financial strength to its banking subsidiary and to commit resources to support its banking subsidiary in circumstances where the Company might not do so absent such policy.  In addition, any subordinated loans by the Company to its banking subsidiary would also be subordinate in right of payment to depositors and obligations to general creditors of such banking subsidiary.

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for banks described below under the heading “Capital Standards.”  The Company exceeded all current regulatory capital requirements and is considered “well capitalized” as of December 31, 2010.

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

Dodd-Frank Wall Street Reform And Consumer Protection Act Of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”).  The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes that include, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

Effective one year after the date of enactment, the Dodd-Frank Act provides for the elimination of the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our net interest margin by potentially increasing our interest expense.

The Dodd-Frank Act also changes the base for FDIC deposit insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets, including the Bank.

The Dodd-Frank Act will require publicly traded companies, like the Company, to give their shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission (the “SEC”) to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials.  It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.  The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorney generals the ability to enforce federal consumer protection laws.  The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America.  Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations of the SEC, provide for and include, among other things:  (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) internal control reporting requirements by management pursuant to Section 404 of Sarbanes-Oxley; (v) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (vi) an increase in the oversight of, and enhancement of, certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors; (vii) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (viii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC); (ix) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (x) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (xi) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xii) a range of enhanced penalties for fraud and other violations. As a result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as the Company, from complying with the requirements of Section 404(b) of Sarbanes-Oxley, which requires a public company to include an attestation report from its independent registered public accounting firm on the public company’s internal control over financial reporting, this Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

The FRB has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends.  It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available from the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  The FRB’s policy further provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Accordingly, a bank holding company may not pay dividends when it is insolvent.  The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), defines specific capital categories based upon an institution’s capital ratios.  The capital categories, in declining order, are: (i) well capitalized; (ii) adequately capitalized; (iii) under-capitalized; (iv) significantly under-capitalized; and (v) critically under-capitalized.  Under FDICIA and the FDIC’s prompt corrective action rules, the FDIC may take any one or more of the following actions against an under-capitalized bank:  restrict dividends and management fees, restrict asset growth, and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval.  If a bank is significantly under-capitalized, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks, and restrict compensation to any senior executive officer.  When a bank becomes critically under-capitalized (i.e., the ratio of tangible equity to total assets is equal to or less than 2%), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law.  Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains critically under-capitalized during the calendar quarter beginning 270 days after the date on which the bank became critically under-capitalized.

To be considered “adequately capitalized,” an institution must generally have a leverage ratio of at least 4%, a Tier 1 capital to risk-weighted assets ratio of at least 4%, and total Tier 1 and Tier 2 capital to risk-weighted assets ratio of at least 8%.  As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  Management of the Bank believes there are no conditions that have changed the Bank’s category since December 31, 2010.

The following table presents the amounts of regulatory capital and capital ratios for the Bank compared to its minimum regulatory capital requirements as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Ratio	Capital Minimum Requirement	Ratio	Capital Minimum Requirement

Leverage ratio	7.00%	4.00%	7.35%	4.00%
Tier 1 risk-based ratio	11.41%	4.00%	12.71%	4.00%
Total risk-based ratio	12.66%	8.00%	13.97%	8.00%

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.  It is optional for other banks.  In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III.  Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintain a “capital conservation buffer.”  The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019.  The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.  The Basel III rules do not apply to U.S. banks or holding companies automatically and it is not known whether or to what extent the U.S. regulators will incorporate elements of Basel III into the U.S. regulatory system.  However, it is expected that U.S. regulators will reform regulations related to capital and liquidity by increasing capital requirements, narrowing what qualifies as appropriate capital, and imposing a new liquidity measurement.

Safety and Soundness Standards

Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things:  internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards.  The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings and compensation; and fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard set by the Federal Deposit Insurance Act.  The final regulations establish deadlines for submission and review of such safety and soundness compliance plans.

The federal banking agencies have also adopted final regulations for real estate lending that prescribe uniform guidelines for real estate lending.  The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate.  The policies must address loan portfolio management, underwriting standards, and loan-to-value limits that do not exceed the supervisory limits prescribed by the regulations.

Appraisals for “real estate-related financial transactions,” generally transactions with a value of $250,000 or more, must be conducted, depending on the value of the transaction, by either state-certified or state-licensed appraisers.  State-certified appraisers are required for:  all transactions with a transaction value of $1,000,000 or more; nonresidential transactions valued at $250,000 or more; and transactions of $250,000 or more involving "complex" 1-4 family residential properties.  An appraisal or real estate “evaluation” executed by a state-licensed appraiser is required for all other federally related transactions and is to be performed annually.  Federally related transactions include the sale, lease, purchase, investment in or exchange of real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

Premiums for Deposit Insurance

The FDIC has implemented a risk-based assessment system under which an institution's deposit insurance premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund.

On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules.  In particular, the definition of an institution’s deposit insurance assessment base is being changed from total deposits to total assets less tangible equity.  In addition, the FDIC is revising the deposit insurance assessment rates down.  The changes will become effective April 1, 2011.  The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively.  The Company expects that the new rates and assessment base will further reduce our current FDIC insurance assessments.  However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows.  The FDIC recently increased the designated reserve ratio from 1.25 to 2.00.  In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the Deposit Insurance Fund.

The FDIC may further increase or decrease the assessment rate schedule in order to manage the Deposit Insurance Fund to prescribed statutory target levels.  An increase in the risk category for the Bank or in the assessment rates could have an adverse effect on the Bank’s earnings.  FDIC insurance of deposits may be terminated by the FDIC, after notice and hearing, upon finding by the FDIC that the insured institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule or order of, or conditions imposed by, the FDIC.

The Bank expensed $402,837 in FDIC assessments in 2010 and $516,200 in 2009. A prepaid assessment of approximately $1.4 million was made during the fourth quarter of 2009 which runs through 2012.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”), was enacted to ease restrictions on interstate banking.  Effective September 25, 1995, Riegle-Neal allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of, the assets of a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  The FRB may not approve the acquisition of a bank that has not been in existence for a minimum time period (not exceeding five years) specified by the statutory law of the host state.  Riegle-Neal also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch.  Riegle-Neal does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in Riegle-Neal.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA does not prescribe specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the FDIC, in connection with its examination of a banking institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.  The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) amended the CRA to require public disclosure of an institution’s CRA rating and require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.  The Bank’s latest CRA rating, received from the FDIC, was “satisfactory.”

ITEM 1A.      RISK FACTORS

Not required.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

The Company does not own any properties and leases each of its offices.

The Bank's main office is located at 981 Hopmeadow Street, Simsbury, Connecticut.  The Bank leases its main office pursuant to a lease with a term that expires in 2016.  The Bank has an option to renew the lease for an additional term of five years.  The Bank also has the option to purchase the office during the fifth year of the lease (i.e., 2016).  This lease also covers the building at 987 Hopmeadow Street that is being used as additional administrative offices and is partially subleased to small local businesses.

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

The Bank made aggregate lease payments of $600,343 during 2010 and $597,445 during 2009.

ITEM 3.         LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding, nor is its property the subject of any pending legal proceeding, other than routine litigation that is incidental to its business.  The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon its business, operating results, or financial condition.  Moreover, the Company is not a party to any administrative or judicial proceeding, including, but not limited to, proceedings arising under Section 8 of the Federal Deposit Insurance Act.

To the best of the Company’s knowledge, none of its directors, officers, or their respective affiliates, or a holder of record or beneficially of 5% or more of the Company’s securities is a party adverse to the Company or has a material interest adverse to the Company in any legal proceeding.

ITEM 4.         (REMOVED AND RESERVED)

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item 5 is incorporated into this Form 10-K by reference to the Company’s Annual Report under the caption “SHAREHOLDER DATA and to Item 12 of Part III of this Form 10-K under the caption “EQUITY COMPENSATION PLAN INFORMATION.”

ITEM 6.         SELECTED FINANCIAL DATA

Not required.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item 7 is incorporated into this Form 10-K by reference to the Company’s Annual Report under the caption “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.”

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated into this Form 10-K by reference to the Company’s Annual Report under the captions “SELECTED FINANCIAL AND OTHER DATA” and “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.”

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010 and have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.  This conclusion is based on the above-referenced officers’ evaluation of such controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

(c)    Attestation Report of the Registered Public Accounting Firm

As of result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as the Company, from complying with the requirements of Section 404(b) of Sarbanes-Oxley, which requires an issuer to include an attestation report from an issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting, this Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

(d)    Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated into this Form 10-K by reference to the Proxy Statement of the Company (the “Proxy Statement”) for the annual meeting of shareholders to be held on May 10, 2011 under the captions “ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR DIRECTORS,” “NON-DIRECTOR EXECUTIVE OFFICERS,” “AUDIT AND COMPLIANCE COMMITTEE FINANCIAL EXPERT,” “BOARD COMMITTEES,” “CODE OF ETHICS AND CONFLICTS OF INTEREST POLICY,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “SHAREHOLDER PROPOSALS AND NOMINATIONS.”

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated into this Form 10-K by reference to the Company’s Proxy Statement under the captions “EXECUTIVE COMPENSATION,” “EMPLOYMENT AGREEMENTS,” “EFFECT OF PARTICIPATION IN TREASURY’S CAPITAL PURCHASE PROGRAM,” “EFFECT OF THE RESTRICTIONS ADDED BY 2009 STIMULUS ACT,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END” and “DIRECTOR COMPENSATION.”

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company previously issued options to purchase shares of its common stock under the SBT Bancorp 1998 Stock Plan.  As of March 18, 2011, there were options outstanding to purchase an aggregate of 43,311 shares of the Company’s authorized but unissued common stock at a price of between $15.65 and $31.50 per share with expirations ranging between the years 2012 and 2017.  The SBT Bancorp 1998 Stock Plan expired in March 2008.  Accordingly, there were no options available to be granted during the year ended December 31, 2010 to the Company’s named executive officers or any other employees.

The following table sets forth the total number of securities authorized for issuance under equity compensation plans as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security
holders	49,875	$30.21	0
Equity compensation plans not
approved by security
holders	0	0	0
Total	49,875	$30.21	0

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

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

The financial statements and schedules required by this Item 15 are incorporated into this Form 10-K by reference to the Company’s Annual Report Annual Report attached hereto as Exhibit 13.

Exhibits.

The following exhibits required by Item 601 are filed herewith or are incorporated by reference to the filings previously made by the Bank and the Company as noted below (the reference in parentheses at the end of an Exhibit indicates the number of the Exhibit as it was filed in the document referenced below):

Exhibit No.	Description
3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K filed on March 31, 2009)

3(i).2	Certificate of Amendment of Certificate of Incorporation of SBT Bancorp, Inc., authorizing preferred stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 30, 2009)

3(i).3
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

10.3#
Supplemental Executive Retirement Agreement, dated as of October 20, 2010, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 22, 2010)

10.4#
Endorsement Split Dollar Insurance Agreement, dated October 20, 2010 by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 22, 2010)

10.5#
Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-KSB dated March 17, 2004)

10.6#
Supplemental Executive Retirement Agreement, dated May 7, 2010, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 13, 2010)

10.7#
Change in Control Agreement, dated as of December 29, 2010, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 5, 2011)

10.8#
Change in Control Severance Agreement dated as of December 30, 2008 by and between the Bank and Terry L. Boulton (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed on March 31, 2009)

10.9#	Change in Control Agreement, dated as of December 30, 2008, by and between the Bank and Paul R. Little (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed on March 31, 2009)

10.10#	Change in Control Agreement, dated as of December 30, 2008, by and between the Bank and Howard R. Zern (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on March 31, 2009)

10.11#
Change in Control Severance Agreement, dated as of November 2, 2010, by and between the Bank and Michael T. Sheahan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 12, 2010)

10.12#	Letter Agreement, dated as of April 25, 2006, by and between the Company and Paul R. Little (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 22, 2006)

10.13
Letter Agreement, dated March 27, 2009, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Preferred Stock and the Warrant (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 30, 2009)

10.14	Side Letter, dated March 27, 2009, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 30, 2009)

10.15#	Form of Waiver, executed by each of Messrs. Martin J. Geitz, Anthony F. Bisceglio and Paul R. Little (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on March 30, 2009)

10.16#
Form of Senior Executive Officer Agreement, executed by each of Messrs. Martin J. Geitz, Anthony F. Bisceglio and Paul R. Little (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on March 30, 2009)

13*
2010 Annual Report (except for those portions expressly incorporated by reference, the 2010 Annual Report is furnished for informational purposes and is not to be deemed filed as part of this Form 10-K)

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

* Filed herewith
# Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2011.

SBT BANCORP, INC.
By:	/s/ Martin J. Geitz
Martin J. Geitz
President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Martin J. Geitz	President and	March 28, 2011
Martin J. Geitz	Chief Executive Officer

/s/ Anthony F. Bisceglio	Executive Vice President,	March 28, 2011
Anthony F. Bisceglio	Chief Financial Officer and Chief Accounting Officer

/s/ Robert J. Bogino	Director	March 28, 2011
Robert J. Bogino

/s/ James T. Fleming	Director	March 28, 2011
James T. Fleming

/s/ Edward J. Guarco	Director	March 28, 2011
Edward J. Guarco

/s/ Gary R. Kevorkian	Director	March 28, 2011
Gary R. Kevorkian

/s/ Jerry W. Long	Director	March 28, 2011
Jerry W. Long

/s/ Nicholas B. Mason	Director	March 28, 2011
Nicholas B. Mason

/s/ George B. Odlum	Director	March 28, 2011
George B. Odlum, Jr., DMD

/s/ David W. Sessions	Director	March 28, 2011
David W. Sessions

/s/ Rodney R. Reynolds	Director	March 28, 2011
Rodney R. Reynolds

/s/ Penny R. Woodford	Director	March 28, 2011
Penny R. Woodford