Form 10-Q
period 2011-03-31
SBT Bancorp, Inc.
filed 2011-05-13
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

(860) 408-5493

(Registrant's telephone number, including area code)

Not Applicable

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
Yes [X]        No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2011, the registrant had 864,976 shares of its Common Stock, no par value per share, outstanding.

TABLE OF CONTENTS

SBT Bancorp, Inc.

PART I – FINANCIAL INFORMATION

SBT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)
ASSETS	3/31/11	12/31/10
	(unaudited)
Cash and due from banks	$6,456	$7,164
Interest-bearing deposits with the Federal Reserve Bank of Boston	37,682	12,574
Interest-bearing deposits with the Federal Home Loan Bank	-	3
Federal funds sold	1,794	2,787
Money market mutual funds	8,344	8,343
Cash and cash equivalents	54,276	30,871

Interest-bearing time deposits with other banks	4,885	5,963
Investments in available-for-sale securities (at fair value)	53,812	46,289
Federal Home Loan Bank stock, at cost	660	660

Loans outstanding	204,750	205,118
Less allowance for loan losses	2,322	2,326
Loans, net	202,428	202,792

Premises and equipment	535	562
Accrued interest receivable	929	905
Bank owned life insurance	4,053	4,013
Other real estate owned	350	350
Other assets	3,195	3,162
Total other assets	9,062	8,992

TOTAL ASSETS	$325,123	$295,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$58,277	$55,339
Savings and NOW deposits	164,223	136,208
Time deposits	76,749	77,732
Total deposits	299,249	269,279

Securities sold under agreements to repurchase	2,935	3,235
Other liabilities	1,012	1,086
Total liabilities	303,196	273,600

Stockholders' equity:
Preferred Stock – Series A	3,862	3,851
Preferred Stock – Series B	218	219
Common stock, no par value; authorized 2,000,000 shares;
issued and outstanding 864,976 shares on 3/31/11 and 12/31/10
	9,381	9,381
Retained earnings	8,174	8,255
Accumulated other comprehensive income	292	261
Total stockholders' equity	21,927	21,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$325,123	$295,567

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except for per share amounts)
	For the quarter ended
	3/31/11	3/31/10
Interest and dividend income:
Interest and fees on loans	$2,475	$2,501
Investment securities	398	470
Federal funds sold and overnight deposits	17	5
Total interest and dividend income	2,890	2,976
Interest expense:
Deposits	418	473
Repurchase agreements	8	10
Total interest expense	426	483

Net interest and dividend income	2,464	2,493

Provision for loan losses	-	225

Net interest and divided income after provision for loan losses	2,464	2,268
Noninterest income:
Service charges on deposit accounts	113	131
Gain on sales of available-for-sale securities	107	-
Other service charges and fees	131	154
Increase in cash surrender value of life insurance policies	40	42
Gain on loans sold	47	-
Investment Services fees and commissions	66	24
Other income	-	12
Total noninterest income	504	363

Noninterest expense:
Salaries and employee benefits	1,413	1,085
Premises and equipment	362	369
Advertising and promotions	100	95
Forms and supplies	52	34
Professional fees	158	203
Directors’ fees	39	48
Correspondent charges	76	64
Postage	21	24
FDIC assessment	129	97
Data processing	109	118
Other expenses	193	184
Total noninterest expense	2,652	2,321

Income before income taxes	316	310
Income tax provision	229	67
Net income	$87	$243
Net income available to common stockholders	$23	$178
Average shares outstanding, basic	864,976	864,976
Earnings per common share, basic	$0.03	$0.21
Average shares outstanding, assuming dilution	865,256	865,181
Earnings per common share, assuming dilution	$0.03	$0.21

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2009	$3,805	$225	$9,372	$7,782	$228	$21,412
Comprehensive income:
Net income	-	-	-	243	-	-
Net change in unrealized holding gain on
available-for-sale securities, net of tax effect	-	-	-	-	141	-
Comprehensive income	-	-	-	-	-	384

Preferred stock dividends	-	-	-	(55)	-	(55)
Preferred stock amortization (accretion)	11	(1)	-	(10)	-	-
Stock-based compensation	-	-	7	-	-	7
Dividends declared common stock ($0.12 per share)	-	-	-	(104)	-	(104)
Balance, March 31, 2010	$3,816	$224	$9,379	$7,856	$369	$21,644

Balance, December 31, 2010	$3,851	$219	$9,381	$8,255	$261	$21,967
Comprehensive income:
Net income	-	-	-	87	-	-
Net change in unrealized holding gain on
available-for-sale securities, net of tax effect	-	-	-	-	31	-
Comprehensive income	-	-	-	-	-	118
Preferred stock dividends	-	-	-	(54)	-	(54)
Preferred stock amortization (accretion)	11	(1)	-	(10)	-	-
Dividends declared common stock ($0.12 per share)	-	-	-	(104)	-	(104)

Balance, March 31, 2011	$3,862	$218	$9,381	$8,174	$292	$21,927

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the three months ended
	3/31/11	3/31/10
Cash flows from operating activities:
Net income	$87	$243
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	60	51
Interest capitalized on interest-bearing time deposits with other banks	(44)	(45)
Change in deferred loan costs, net	(18)	5
Provision for loan losses	-	225
Depreciation and amortization	48	58
Accretion on impairment of operating lease	(11)	(11)
Net gain on sales of available-for-sale securities	(107)	-
Increase in other assets	(117)	(79)
(Increase) decrease in interest receivable	(24)	19
Decrease in taxes receivable	97	44
Stock based compensation	-	7
(Decrease) increase in other liabilities	(66)	78
Increase in cash surrender value of bank owned life insurance	(40)	(42)
Increase in interest payable	4	3
Net cash (used in) provided by operating activities	(131)	556

Cash flows from investing activities:
Proceeds from maturities of interest-bearing time deposits with other banks	1,122	-
Purchases of available-for-sale securities	(9,980)	(4,521)
Proceeds from maturities of available-for-sale securities	2,519	5,418
Loan originations and principal collections, net	1,364	(1,214)
Loans purchased	(984)	(1,062)
Capital expenditures	(19)	(12)
Recoveries of loans previously charged-off	2	4
Net cash used in investing activities	(5,976)	(1,387)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	30,953	10,213
Net decrease in time deposits	(983)	(6,251)
Net (decrease) increase in securities sold under agreements to repurchase	(300)	3,581
Dividends paid – preferred stock	(54)	(55)
Dividends paid – common stock	(104)	(104)
Net cash provided by financing activities	29,512	7,384

Net increase in cash and cash equivalents	23,405	6,553
Cash and cash equivalents at beginning of period	30,871	17,089
Cash and cash equivalents at end of period	$54,276	$23,642
Supplemental disclosures:
Interest paid	422	480
Income taxes paid	127	23
Increase in due to broker	-	1,013

See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity of SBT Bancorp, Inc. (the “Company”) for the periods presented.  In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  The interim results of operations are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2010.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2011, the Company maintained a stock-based employee compensation plan.  The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements.  During the three months ended March 31, 2011, the Company did not recognize any stock-based employee compensation expense.  During the three months ended March 31, 2010, the Company recognized $7,000 in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.”  The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting.  The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition.  At transition, the Company may elect to reclassify various debt securities (on an instrument-by-instrument basis) from held-to-maturity (HTM) or available-for-sale (AFS) to trading.  The new rules are effective July 1, 2010.  This ASU did not have a significant impact on the Company’s financial condition or results of operation.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 of the fair value hierarchy and describing the reasons for the transfers.  The disclosures are effective for reporting periods beginning after December 15, 2009.  The Company adopted ASU 2010-06 as of January 1, 2010.  The required disclosures are included in Note 4.  Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 of the fair value measurement hierarchy are required for fiscal years beginning after December 15, 2010.

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset.”  As a result of this ASU, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of such loans from the pool even if the modification of such loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments in this ASU are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early application is permitted.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU was created to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This ASU is intended to provide additional information to assist financial statement users in assessing the entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this ASU are effective for public entities as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011.  The required disclosures are included in Note 7.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other.”  This ASU addresses when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For public entities, the amendments in this ASU are effective for fiscal years and interim periods beginning after December 15, 2010.  For nonpublic entities, the amendments are effective for fiscal years and interim periods beginning after December 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring.  For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired, and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011.  Additional disclosures are also required under this ASU.  The Company is currently evaluating the impact of this ASU.  The ASU is expected to cause more loan modifications to be classified as TDRs and the Company is evaluating its modification programs and practices in light of the new ASU.

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginnng on or after December 15, 2011.  Early adoption is not permitted.

NOTE 4 – FAIR VALUE MEASUREMENT DISCLOSURES

In accordance with ASC 820, the Company groups its financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that are available at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included within Level 1 that are observable for the assets or liabilities, either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair value of the assets or liabilities that are based on the entity’s own assumption about the assumptions that market participants would use to price the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value for March 31, 2011 and December 31, 2010.  The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2011.

The Company’s cash instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investment in obligations of states and municipalities, mortgage-backed securities and other debt securities available-for-sale are generally classified within Level 2 of the fair value hierarchy.  For these securities, we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information, and the instrument’s terms and conditions.

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party.  For Level 3 inputs, fair values are based on management estimates.

Other real estate owned values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party.  For Level 3 inputs, fair values are based on management estimates.

The following summarizes assets measured at fair value for the period ending March 31, 2011 and December 31, 2010.

Assets Measured at Fair Value on a Recurring Basis

	(Dollars in thousands)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
March 31, 2011:
Securities available-for-sale	$53,812	$118	$53,694	$-
Totals	$53,812	$118	$53,694	$-

December 31, 2010:
Securities available-for-sale	$46,289	$34	$46,255	$-
Totals	$46,289	$34	$46,255	$-

Assets Measured at Fair Value on a Nonrecurring Basis

	(Dollars in thousands)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
March 31, 2011:
Impaired loans	$311	$-	$-	$311
Totals	$311	$-	$-	$311

December 31, 2010:
Impaired loans	$312	$-	$-	$312
Totals	$312	$-	$-	$312

Fair Value Measurements
Using Significant Unobservable Inputs
Level 3
Impaired Loans
Beginning balance, December 31, 2010	$312
Transfers in and/or out of Level 3	-
Principal payments	(1)
Ending balance, March 31, 2011	$311

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of March 31, 2011 and December 31, 2010:

	(Dollars in thousands)
	March 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$54,276	$54,276	$30,871	$30,871
Interest-bearing time deposits with other banks	4,885	5,102	5,963	6,257
Available-for-sale securities	53,812	53,812	46,289	46,289
Federal Home Loan Bank stock	660	660	660	660
Loans, net	202,428	205,204	202,792	204,841
Accrued interest receivable	929	929	905	905

Financial liabilities:
Deposits	299,249	300,044	269,279	270,082
Securities sold under agreements to repurchase	2,935	2,935	3,235	3,235

NOTE 5 – EARNINGS PER  COMMON SHARE

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2011 and  March 31, 2010:

(Dollars in thousands, except per share amounts)
	For the three months ended
	3/31/11	3/31/10
Basic EPS computation:
Net income	$87	$243
Preferred stock net accretion	(10)	(10)
Preferred stock dividend paid	(54)	(55)
Net income available to common stockholders	$23	$178

Weighted average shares outstanding, basic	864,976	864,976
Basic EPS	$0.03	$0.21

Diluted EPS computation:
Net income	$87	$243
Preferred stock net accretion	(10)	(10)
Preferred stock dividend paid	(54)	(55)
Net income available to common stockholders	$23	$178

Weighted average shares outstanding, before dilution	864,976	864,976
Dilutive potential shares	280	205
Weighted average shares outstanding, assuming dilution	865,256	865,181
Diluted EPS	$0.03	$0.21

NOTE 6 – IMPAIRED INVESTMENT SECURITIES

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	As of March 31, 2011 (dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Mortgage-backed securities	$-	$-	$985	$125	$985	$125
Total temporarily impaired securities	$-	$-	$985	$125	$985	$125

The investments in the Company’s investment portfolio that were temporarily impaired as of March 31, 2011 consisted of debt issued by U.S. government-sponsored corporations and agencies.  The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis.  As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of March 31, 2011 and December 31, 2010:

	(Dollars in thousands)
	March 2011	December 2010
Commercial, financial and agricultural	$13,682	$13,568
Real estate - construction and land development	3,151	4,986
Real estate - residential	147,065	148,396
Real estate - commercial	33,234	31,294
Municipal	2,289	2,035
Consumer	4,985	4,512
	204,406	204,791
Allowance for loan losses	(2,322)	(2,326)
Deferred costs, net	344	327
Net loans	$202,428	$202,792

The following table presents the allowance for loan loss activity by portfolio segment as of March 31, 2011:

	(Dollars in thousands)
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$838	$465	$68	$360	$410	$94	$91	$2,326
Charge-offs	-	-	-	-	-	(5)	-	(5)
Recoveries	-	-	-	-	-	1	-	1
Provision	(31)	29	(9)	7	10	12	(18)	-
Ending balance	$807	$494	$59	$367	$420	$102	$73	$2,322

Changes in the allowance for loan losses were as follows for the periods ended March 31, 2011 and December 31,2010:

	(Dollars in thousands)
	March 31, 2011	December 31, 2010
Balance at beginning of year	$2,326	$2,211
Provision for loan losses	-	755
Charge-offs	(5)	(646)
Recoveries of loans previously charged off	1	6
Balance at end of period	$2,322	$2,326

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of March 31, 2011 and December 31, 2010:

	(Dollars in thousands)
	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total

March 31, 2011:
Allowance:
Ending balance:
Individually
evaluated for
impairment	$79	$-	$-	$1	$-	$-	$-	$80

Ending balance:
Collectively
evaluated for
impairment	728	494	59	366	420	102	73	2,242

Total allowance
for loan lease loss
ending balance	$807	$494	$59	$367	$420	$102	$73	$2,322

Loans:
Ending balance:
Individually
evaluated for
impairment	$755	$324	$1,001	$8	$-	$-	$-	$2,088

Ending balance:
Collectively
evaluated
for impairment	97,732	32,939	2,154	48,816	16,030	4,991	-	202,662

Total loans
ending balance	$98,487	$33,263	$3,155	$48,824	$16,030	$4,991	$-	$204,750

December 31, 2010:
Allowance:
Ending balance:
Individually
evaluated for
impairment	$79	$-	$-	$1	$-	$-	$-	$80

Ending balance:
Collectively
evaluated for
impairment	759	465	68	359	410	94	91	2,246

Total allowance
for loan lease loss
ending balance	$838	$465	$68	$360	$410	$94	$91	$2,326

Loans:
Ending balance:
Individually
evaluated for
impairment	$384	$326	$1,001	$8	$-	$-	$-	$1,719

Ending balance:
Collectively
evaluated
for impairment	100,303	30,998	3,990	47,927	15,662	4,519	-	203,399

Total loans
ending balance	$100,687	$31,324	$4,991	$47,935	$15,662	$4,519	$-	$205,118

The following table presents the Company’s loans by risk rating as of March 31, 2011 and December 31, 2010:

	(Dollars in thousands)
Credit quality indicators
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
March 31, 2011:
Grade:
Pass	$97,247	$30,764	$2,154	$48,414	$14,257	$4,982	$197,818
Special Mention	259	1,780	-	-	1,092	-	3,131
Substandard	981	719	1,001	410	681	9	3,801
Total	$98,487	$33,263	$3,155	$48,824	$16,030	$4,991	$204,750

December 31, 2010:
Grade:
Pass	$99,658	$28,802	$3,650	$47,515	$14,394	$4,510	$198,529
Special Mention	260	1,798	340	-	162	-	2,560
Substandard	769	724	1,001	420	1,106	9	4,029
Total	$100,687	$31,324	$4,991	$47,935	$15,662	$4,519	$205,118

Credit Quality Indicators:  As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators, including trends related to (i) weighted average risk rating of commercial loans; (ii) the level of classified and criticized commercial loans; (iii) non performing loans; (iv) net charge-offs; and (v) the general economic conditions within the State of Connecticut.

The Company utilizes a risk rating grading matrix to assign a risk grade to each of its commercial loans.  Loans are graded on a scale of 1 to 7.  A description of each rating class is as follows:

Risk Rating 1 (Superior) – This risk rating is assigned to loans secured by cash.

Risk Rating 2 (Good) – This risk rating is assigned to borrowers of high credit quality who have primary and secondary sources of repayment which are well defined and fully confirmed.

Risk Rating 3 (Satisfactory) – This risk rating is assigned to borrowers who are fully responsible for the loan or credit commitment, which has primary and secondary sources of repayment that are well defined and adequately confirmed.  Most credit factors are favorable, and the credit exposure is managed through normal monitoring.

Risk Rating 3.5 (Bankable with Care) – This risk rating is assigned to borrowers who are fully responsible for the loan or credit commitment and the secondary sources of repayment are weak.  These loans may require more than the average amount of attention from the relationship manager.

Risk Rating 4 (Special Mention) – This risk rating is assigned to borrowers with loan obligations which may be adequately protected by the present debt service capacity and tangible net worth of the borrower, but which have potential problems that could, if not checked or corrected, eventually weaken these assets or otherwise jeopardize the repayment of principal and interest as originally intended.  Most credit factors are unfavorable, and the credit exposure requires immediate corrective action.

Risk Rating 5 (Substandard) – This risk rating is assigned to borrowers who have inadequate cash flow or collateral to satisfy their loan obligations as originally defined in the loan agreement.  Substandard loans may be placed on nonaccrual status if the conditions described above are generally met.

Risk Rating 6 (Doubtful) – This risk rating is assigned to a borrower or portion of a borrower’s loan with which the Company is no longer certain of the loan’s collectability.  A specific reserve allocation is assigned to this portion of the loan.

Risk Rating 7 (Loss) – This risk rating is assigned to loans which have been charged off or the portion of the loan that has been charged off.  “Loss” does not imply that the loan, or portion of, will never be repaid, nor does it imply that there has been a forgiveness of debt.

An age analysis of past-due loans, segregated by class of loans, as of March  31, 2011 and December 31, 2010 was as follows:

	(Dollars in thousands)
					Recorded
March 31, 2011:			Greater	Total	Investment
	30-59 Days	60-89 Days	than 90 Days	Past Due	90 Days and Accruing
Real estate:
Residential	$82	$152	$171	$405	$-
Commercial	-	70	254	324	-
Construction and
land development	-	-	1,001	1,001	-
Commercial and industrial	-	-	203	203	-
Consumer	36	3	28	67	-
Total	$118	$225	$1,657	$2,000	$-

December 31, 2010:

Real estate:
Residential	$529	$-	$324	$853	$-
Commercial	-	254	72	326	-
Construction and
land development	-	-	1,001	1,001	-
Commercial and industrial	-	-	203	203	-
Consumer	73	1	9	83	-
Total	$602	$255	$1,609	$2,466	$-

The following table sets forth information regarding nonaccrual loans as of March 31, 2011 and December 31, 2010:

	(Dollars in thousands)
Real Estate:	March 31, 2011	December 31, 2010
Residential	$755	$542
Commercial	324	326
Construction and land development	1,001	1,001
Home equity	410	420
Consumer	28	18
Total nonaccrual loans	$2,518	$2,307

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the quarter ended, March 31, 2011 and year ended December 31, 2010.

	(Dollars in thousands)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2011:
With no related allowance recorded:
Real Estate:
Residential	$372	$385	$-	$386	$-
Commercial	324	323	-	323	4
Construction and land development	1,001	1,001	-	1,001	-
Total impaired
with no related allowance	1,697	$1,709	-	$1,710	4

With an allowance recorded:
Real Estate:
Residential	383	399	79	400	5
Home equity	8	8	1	8	-
Total impaired
with an allowance recorded	391	407	80	408	5

Total:
Real Estate:
Residential	755	784	79	786	5
Commercial	324	323	-	323	4
Construction and land development	1,001	1,001	-	1,001	-
Home equity	8	8	1	8	-
	$2,088	$2,116	$80	$2,118	$9

	(Dollars in thousands)

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2010:
With no related allowance recorded:
Real Estate:
Commercial	$326	$325	$-
Construction and land development	1,001	1,001	-
Total impaired with no related allowance	1,327	1,326	-

With an allowance recorded:
Real Estate:
Residential	384	401	79
Home equity	8	8	1
Total impaired with an allowance recorded	392	409	80

Total:
Real Estate:
Residential	384	401	79
Commercial	326	325	-
Construction and land development	1,001	1,001	-
Home equity	8	8	1
	$1,719	$1,735	$80

Recorded
Investment
Average recorded investment in impaired loans
during the year ended December 31, 2010	$2,027

Related amount of interest income recognized during the
time, in the year ended December 31, 2010 that the loans
were impaired:

Total recognized	$35

Amount recognized using a cash-basis method of accounting	$34

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

When used in this quarterly report on Form 10-Q (the “Quarterly Report”), the words “intends,” “expects,” “plans,” “estimates,” “projects,” “believes,” “anticipates” and similar expressions are intended to identify forward-looking statements.  The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended March 31, 2011.  The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions.  Actual results could differ materially from forward-looking statements.  The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; extent and timing of actions of the Federal Reserve Board (the “Fed”); customer deposit disintermediation; changes in customers’ acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

Forward-looking statements included in this Quarterly Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

General

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources.  The discussion should be read in conjunction with the consolidated financial statements of the Company for the three months ended March 31, 2011.  All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the three months ended March 31, 2011 not misleading have been made.

The Company’s only business is its investment in The Simsbury Bank & Trust Company (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services.  The Bank offers a full range of banking services including commercial loans, real estate term loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and safe deposit and other customary non-deposit banking services to consumers and businesses in north central Connecticut.

The Bank offers investment products and services to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and its affiliation with the securities broker/dealer, LPL Financial.

Disclosure of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management.  One of these significant policies relates to the provision for loan losses.  See the heading “Provision for Loan Losses” below for further details about the Bank’s current provision.

Overview

For the three months ended March 31, 2011, net income was $87,000; net income available to common stockholders amounted to $23,000 or $0.03 per common diluted share.  Net income for the quarter was impacted by a one-time charge related to the Bank’s formation of a Passive Investment Company (PIC).  Excluding this one-time charge, net of a favorable income tax adjustment, net income would have been $259,000 or $0.23 per common diluted share.  This compares to $243,000 or $0.21 per common diluted share for the first quarter of 2010.   Total assets were $325 million on March 31, 2011 compared to $283 million on March 31, 2010, an increase of $42 million or 15%.

Total deposits on March 31, 2011 were $299 million, an increase of $45 million or 18% over a year ago. Core deposits (Demand, Savings and NOW accounts) increased by $44 million or 25% while Time Deposits decreased by $1 million or 1%.  An increase in deposits from municipalities was a significant contributor to the growth in total deposits.  At quarter-end, 19% of total deposits were in non-interest bearing demand accounts, 55% were in low-cost savings and NOW accounts, and 26% were in time deposits.

On March 31, 2011, loans outstanding were $205 million, an increase of $9 million, or 5% over a year ago.  The profile of the Company’s loan portfolio remains relatively low-risk.  The Company’s allowance for loan losses as a percent of total loans was 1.13% at March 31, 2011 and March 31, 2010.  The Company had non-accrual loans totaling $2.5 million equal to 1.24% of total loans on March 31, 2011 compared to non-accrual loans of $3.1 million or 1.59% of total loans a year ago.  Total non-accrual loans and loans 30 or more days past due decreased to 1.66% of loans outstanding on March 31, 2011 from 1.3% of loans outstanding on March  31, 2010.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $2,968,000 in the first quarter compared to $2,856,000 a year ago, an increase of 4%.  Noninterest income increased by $141,000 or 39%.  This was driven by an increase of $107,000 in gains on sales of securities, a $47,000 increase in gains on loans sold, and a $42,000 increase in investment services income.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.32% for the first quarter of 2011, compared to 3.88% for the first quarter of 2010.  While funding costs declined by 18 basis points, yield on earning assets also declined due to lower yields on loans and investments.

Total non-interest expenses for the first quarter were $2,652,000, an increase of $331,000 or 14% over the first quarter of 2010.  The majority of this increase was in salaries and employee benefits due to the Company’s strategic investment in mortgage lending staffing.  Professional fees, data processing fees, and premises and equipment expenses all declined in the first quarter of 2011 compared to the first quarter of 2010.

Capital levels for the Simsbury Bank & Trust Company on March 31, 2011 were above those required to meet the regulatory “well-capitalized” designation.

Capital Ratios 3/31/11
	The Simsbury Bank & Trust Company	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	6.61%	5.00%
Tier 1 Risk-Based Capital Ratio	11.30%	6.00%
Total Risk-Based Capital Ratio	12.55%	10.00%

Results of Operation

Net Interest Income and Net Interest Margin

The Company’s earnings depend largely upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, including interest paid on deposits and borrowings.  This difference is “net interest income.”  The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets.  The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes.  The Company’s net yield on interest-earning assets is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes.  Interest rates charged on the Bank’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors.  These factors are in turn affected by general economic conditions and other factors beyond the Bank’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Bank.

Net interest and dividend income after provision for loan losses plus non-interest income was $2,968,000 for the first quarter of 2011 compared to $2,631,000 for the first quarter of 2010.  The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.32% for the quarter ended March 31, 2011 from 3.88% for the quarter ended March 31, 2010.

The Bank’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 3.17% for the quarter ended March 31, 2011 from 3.71% for the quarter ended March 31, 2010.  The Bank’s yield on interest earning assets decreased during the first quarter of 2011 to 3.89% as compared to 4.62% for the first quarter of 2010, while the cost of deposits and borrowings decreased to 0.72% for the first quarter of 2011 from 0.91% for the first quarter of 2010.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical experience, the volume and type of lending conducted by the Bank, the amount of non-performing loans, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Bank’s portfolio.

Each month, the Bank reviews the allowance for loan losses and makes additional transfers to the allowance, as determined by the Company’s guidelines.  The total allowance for loan losses at  March 31, 2011 was $2,322,000 or 1.13% of outstanding loans as compared to $2,326,000 or 1.13% of outstanding loans as of December 31, 2010.   The Bank charged off one loan totalling $5,375 in the first quarter of 2011 and two loans totalling $233,300 in the  first quarter of 2010.  During the first quarter of 2011, the Bank had two recoveries totalling $1,690 compared to four recoveries totalling $4,400 for the first quarter of  2010.  The Bank believes the allowance for loan losses is adequate.

Non-interest Income and Non-interest Expense

Total non-interest income for the three months ended March 31, 2011 was $504,000 compared to $363,000 for the same period in the prior year, an increase of $141,000. At March 31, 2011, the Bank had approximately 21,200 deposit accounts compared to approximately 20,700 accounts at March 31, 2010.  The major portion of non-interest income is derived from service and overdraft charges.

Total non-interest expense for the three months ended March 31, 2011 was $2,652,000 compared to $2,321,000 for the same period in the prior year, an increase of $331,000.  The ratio of annualized operating expenses to average assets was 3.35% for the first quarter of 2011 compared to 3.34% for the first quarter of 2010.

Salaries and employee benefits comprised approximately 53% of total non-interest expense for the three months ended March 31, 2011 and 47% for the same period last year.  Other major categories included premises and equipment, which comprised approximately 14% of non-interest expense for the three months ended March 31, 2011 and 16% for three months ended March 31,2010; advertising and promotions, which comprised approximately 4% of total non-interest expense for the three months ended March 31, 2011 and 2010; and professional fees, which comprised approximately 6% and 9% of total non-interest expense for the three months ended March 31, 2011 and 2010.

Income Taxes

The effective income tax rate for first quarter 2011 and first quarter 2010 were 72.47% and 21.61%, respectively.  Due to the creation of a special purpose entity under State of Connecticut statues, the Company will no longer incur state income tax liability except for the minimum tax.  Therefore, the Company incurred a one-time charge to expense for the reversal of state deferred tax assets, net of federal benefit, which will not be utilized.  Excluding this one-time charge, the effective income tax rate for the first quarter 2011 would have been 18.04%.

On January 1, 2011, the company formed a Passive Investment Company (PIC) under Connecticut tax legislation for the purpose of holding certain mortgage loans.  The earnings, net of certain allocated expenses, will be exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

In order to maintain a reserve of readily sellable assets to meet the Bank’s liquidity and loan requirements, the Bank purchases United States Treasury securities and other investments.  Sales of “Federal Funds” (short-term loans to other banks) are regularly utilized.  Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements.  At March 31, 2011, the Bank had 38 securities with a carrying value totaling $13,818,000 pledged for such purposes.  At December 31, 2010, the Bank had 45 securities with a carrying value totaling $16,587,000 pledged for such purposes.

As of  March 31, 2011 and December 31, 2010, the Bank’s investment portfolio consisted of U.S. government and agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities, and U.S. government-sponsored agency equity securities.  The Bank’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Bank.

The fair market value of investments in available-for-sale securities as of March 31, 2011 was $53,812,000, which is 1% above amortized cost, compared to $46,289,000, which was 1% above amortized cost as of December 31, 2010.  The Bank has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.”  ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  Management evaluates the Company’s investment portfolio on an ongoing basis.  As of March 31, 2011, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

Loan Portfolio

The Bank’s loan portfolio as of the end of the first quarter of 2011 was comprised of approximately 74% mortgage and consumer loans and 26% commercial loans.  The Bank does not have any concentrations in its loan portfolio by industry or group of industries.  However, as of March 31, 2011, approximately 86% of the Bank’s loans were secured by residential real property located in Connecticut compared with 71% as of December 31, 2010.

There were approximately $98,000,000 of mortgage loans as of March 31, 2011, which represented a 3.6% decrease from December 31, 2010. The Bank sold thirteen loans in the three months ended March 31, 2011 with an aggregate principal balance of $1,737,000 which resulted in a gain of $47,100.  The Bank sold no loans in the three months ended March 31, 2010.  The Bank is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

At March 31, 2011, the Bank had total consumer loan balances of approximately $53,342,000 representing an increase of 2.5% from the consumer loan balances at December 31, 2010. Most of the Bank’s consumer loans are secured by the equity in residential real property or other personal property.  Consumer home equity loans and lines of credit enable borrowers to leverage the equity in their homes to achieve personal financial goals, while providing for the ability to make monthly payments.  The March 31, 2011 loan balance for these products represented just under 90% of the total consumer loan portfolio.

As of March 31, 2011, the Bank had approximately $4,274,000 in consumer auto loans purchased from BCI Financial Corp. (BCI) on its books compared to approximately $3,791,000 in auto loans purchased from BCI on its books as of December 31, 2010. The Bank has an agreement with BCI pursuant to which the Bank purchases auto loans from BCI.  As part of the agreement, BCI services the loans for the Bank.

The March 31, 2011 balance for commercial  loans was $52,348,000, a 3.9% increase from the commercial loan balance at December 31, 2010. The Bank’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes.  Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years.  Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

The Bank’s construction loans are primarily interim loans made by the Bank to finance the construction of commercial and single-family residential property.  These loans are typically short-term.  The Bank generally pre-qualifies construction loan borrowers for permanent “take-out” financing as a condition to making the construction loan.  The Bank will make loans for speculative housing construction or for acquisition and development of raw land.

The Bank’s other real estate loans consist primarily of loans made based on the borrower’s cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default.  It is the Bank’s policy to restrict real estate loans without credit enhancement to no more than 80% of the lower of the appraised value or the purchase price of the property, depending on the type of property and its utilization.

The Bank offers both fixed and floating rate loans.  Maturities on such loans typically range from five to thirty years.  However, Small Business Administration (SBA) and certain other real estate loans easily sold in the secondary market are made for longer maturities.  The Bank has been designated an approved SBA lender.  The Bank’s SBA loans are categorized as commercial or real estate depending on the underlying collateral.  Also, the Bank has been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

The Bank is subject to certain lending limits.  With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank’s capital and reserves.  Credit equaling an additional 10% of the Bank’s capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types.  As of March 31, 2011, the Bank’s lending limits were $3,599,000 and $5,998,000, respectively.  As of December 31, 2010, these lending limits were $3,607,000 and $6,011,000, respectively.The Bank sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily.  Loans over 90 days past due are deemed non-performing and are placed on a non-accrual status.  Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  The Bank had 18 non-accrual loans at March 31, 2011 with a balance of approximately $2,529,000; 19 non-accrual loans with a balance of approximately $2,300,000 at December 31, 2010.

When appropriate or necessary to protect the Bank’s interests, real estate pledged as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner by the Bank is known as “other real estate owned” (OREO) and is carried on the books of the Bank as an asset at the lesser of the Bank’s recorded investment or the fair value less estimated costs to sell.  As of March 31, 2011 and December 31, 2010, there was $350,121 in OREO property held by the Bank.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure (“TDR”).  All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status.  Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months.  The Bank had four TDR loans at March 31, 2011 with a balance of approximately $792,000.  The Bank had three TDR loans at December 31, 2010 with a balance of approximately $408,000.

Non-payment of loans is an inherent risk in the banking business.  That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment and, ultimately, the creditworthiness of the borrower.  In order to minimize this credit risk, the Bank requires that all loans be approved by at least two officers, one of whom must be an executive officer.  Commercial loans greater than $500,000, as well as other loans in certain circumstances, must be approved by the Loan Committee of the Bank’s Board of Directors.

The Bank has an internal review process to verify credit quality and risk classifications.  In addition, the Bank also maintains a program of annual review of certain new and renewed loans by an outside loan review consultant.   Loans are graded from “pass” to “loss” depending on credit quality, with “pass” representing loans that are fully satisfactory as additions to the Bank’s portfolio.  These are loans which involve a degree of risk that is not unwarranted given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment.  Classified loans identified in the review process are added to the Bank’s Internal Watchlist and an allowance for credit losses is established for such loans if appropriate.  Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking, at which times a further review of loans is conducted.

There were 51 classified loans with combined outstanding balances of $1,264,000 as of March 31, 2011 compared to 52 classified loans with combined outstanding balances of $7,820,966 as of December 31, 2010. The Bank has no exposure to sub-prime loans in its loan portfolio as of March 31, 2011 and December 31, 2010. The Bank’s overall asset quality and loan loss reserves of 1.13% of loans compare favorably to its peer banks.

The Bank maintains an allowance for loan losses to provide for potential losses in the loan portfolio.  Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses.  All loans that are judged to be uncollectible are charged against the allowance, while any recoveries are credited to the allowance.  Management conducts a critical evaluation of the loan portfolio monthly.  This evaluation includes an assessment of the following factors:  the results of the Bank’s internal loan review, any external loan review, any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay, qualitative risk factors, and present and prospective economic conditions.

Deposits

Deposits are the Bank’s primary source of funds.  At March 31, 2011, the Bank had a deposit mix of 33% checking, 41% savings, and 26% certificates of deposit.  The Bank’s net interest income is enhanced by its percentage of non-interest-bearing deposits.  As of December 31, 2010, the deposit mix was 34% checking, 37% savings, and 29% certificates of deposit.  At March 31, 2011, nineteen percent of the total deposits of $299,249,000 were non-interest-bearing compared to seventeen percent of the Bank’s total deposits of $254,408,000 that were non-interest-bearing at December 31, 2010.  As of March 30, 2011 and December 31, 2010, the Bank had $58,028,000 and $35,600,000, respectively, in deposits from public sources.

The Bank’s deposits are obtained from a cross-section of the communities it serves.   No material portion of the Bank’s deposits has been obtained from or is dependent upon any one person or industry.  The Bank’s business is not seasonal in nature.  The Bank accepts deposits in excess of $100,000 from customers.  Those deposits are priced to remain competitive.

The Bank is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities.  One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  The Bank is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (CDARS).  This allows the Bank to offer its customers FDIC insurance on deposits in excess of $250,000, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network.  Accounts placed in this manner are considered brokered deposits.  As of March 31, 2011, the Bank had $7,599,000 of deposits in the CDARS network compared to $7,701,000 of deposits in the CDARS network as of December 31, 2010. The Bank had no other brokered deposits as of March 31, 2011 and December 31, 2010.

To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities.  As of March 31, 2011, the Bank’s liquidity ratio was 31%, defined as the sum of $1.8 million in federal funds sold, $40.0 million in available-for-sale securities, and $51.8 million in cash and due from banks, interest-bearing deposits at the Federal Reserve Bank, and money market mutual funds, as a percentage of total deposits.  This ratio was 22% at December 31, 2010, defined as the sum of $2.8 million in federal funds sold, $29.7 million in available-for-sale securities, and $28.1 million in cash and due from banks, interest-bearing deposits with the Federal Home Loan Bank and Federal Reserve Bank, and money market mutual funds, as a percentage of total deposits.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this  matching of maturities is an integral part of the active management of an institution’s net yield.  To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected.  Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.  In its overall attempt to match assets and liabilities, management takes into account rates and maturities offered in connection with its certificates of deposit and provides for the extension of variable rate loans to borrowers.  The Bank has generally been able to control its exposure to changing interest rates by maintaining floating interest rate loans, shorter term investments, and a majority of its time certificates of deposit with relatively short maturities.

The Executive Committee of the Company’s Board of Directors meets at least quarterly to monitor the Bank’s investments and liquidity needs and oversee its asset-liability management.  In between meetings of the Executive Committee, the Bank’s management oversees the Bank’s liquidity.

Capital Requirements

The banking industry is subject to capital adequacy requirements based on risk-adjusted assets.  The risk-based guidelines are used to evaluate capital adequacy and are based on the institution’s asset risk profile, including investments and loans, and off-balance sheet exposures, such as unused loan commitments and standby letters of credit.  The guidelines require that a portion of total capital be core, or Tier 1.  Tier 1 capital is the aggregate of common stockholders’ equity and perpetual preferred stock, less goodwill and certain other deductions.  Total capital consists of Tier 1 capital plus the allowance for loan losses subject to certain limitations.  Leverage ratio is defined as Tier 1 capital divided by average assets.

At March 31, 2011 and December 31, 2010, the Bank’s capital exceeded all minimum regulatory requirements and the Bank was considered to be “well capitalized” as defined in the regulations issued by the FDIC.

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

Financial institutions are also affected by inflation’s impact on non-interest expenses such as salaries and occupancy expenses.  From 1992 through March 31, 2011, inflation has remained relatively stable due primarily to continuous management of the money supply by the Federal Reserve.  Based on the Bank’s interest-rate-sensitivity position, the Bank may be adversely affected by changes in interest rates in the short term.  As such, the management of the money supply by the Federal Reserve to control the rate of inflation has an indirect impact on the earnings of the Bank.  Also, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Bank.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

The Company has initiatives in place to ensure compliance with the Sarbanes-Oxley Act of 2002.  The Company has an Internal Compliance Committee that is responsible for the monitoring of and compliance with all federal regulations.  This committee makes reports on compliance matters to the Audit and Compliance Committee of the Company’s Board of Directors.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

10.2	Change in Control Agreement, dated as of February 7, 2011, by and between the Bank and Michael L. Alberts

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBT BANCORP, INC.

	By:	/s/ Martin J. Geitz
Date: May 13, 2011		Martin J. Geitz
Chief Executive Officer

Date: May 13, 2011	By:	/s/ Anthony F. Bisceglio
Anthony F. Bisceglio
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K filed on March 31, 2009)

3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K12G3 filed on March 7, 2006)

10.1
Change in Control Agreement, dated as of December 29, 2010, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 5, 2011)

10.2	Change in Control Agreement, dated as of February 7, 2011, by and between the Bank and Michael L. Alberts

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer