Form 10-Q
period 2011-06-30
SBT Bancorp, Inc.
filed 2011-08-15
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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
Yes [X]	No [ ]

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

As of July 31, 2011, the registrant had 864,976 shares of its Common Stock, no par value per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SBT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

ASSETS	6/30/11	12/31/10
	(unaudited)
Cash and due from banks	$7,381	$7,164
Interest-bearing deposits with the Federal Reserve Bank of Boston	38,939	12,574
Interest-bearing deposits with the Federal Home Loan Bank	2	3
Federal funds sold	4,138	2,787
Money market mutual funds	9,344	8,343
Cash and cash equivalents	59,804	30,871
Interest-bearing time deposits with other banks	4,641	5,963
Investments in available-for-sale securities (at fair value)	53,857	46,289
Federal Home Loan Bank stock, at cost	660	660
Loans outstanding	209,607	205,118
Less allowance for loan losses	2,314	2,326
Loans, net	207,293	202,792

Premises and equipment	520	562
Accrued interest receivable	967	905
Bank owned life insurance	4,093	4,013
Other real estate owned	-	350
Other assets	3,141	3,162
Total other assets	8,721	8,992
TOTAL ASSETS	$334,976	$295,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$87,266	$55,339
Savings and NOW deposits	145,627	136,208
Time deposits	76,256	77,732
Total deposits	309,149	269,279
Securities sold under agreements to repurchase	2,581	3,235
Other liabilities	897	1,086
Total liabilities	312,627	273,600

Stockholders' equity:
Preferred Stock – Series A	3,874	3,851
Preferred Stock – Series B	216	219
Common stock, no par value; authorized 2,000,000 shares;
issued and outstanding 864,976 shares on 6/30/11 and 12/31/10	9,381	9,381
Retained earnings	8,203	8,255
Accumulated other comprehensive income	675	261
Total stockholders' equity	22,349	21,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,976	$295,567

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except for per share amounts)

	For the quarter ended		For the six months ended
	6/30/11	6/30/10	6/30/11	6/30/10
Interest and dividend income:
Interest and fees on loans	$2,480	$2,559	$4,955	$5,061
Investment securities	437	470	835	940
Federal funds sold and overnight deposits	22	5	39	9
Total interest and dividend income	2,939	3,034	5,829	6,010

Interest expense:
Deposits	379	427	797	900
Repurchase agreements	6	11	14	21
Total interest expense	385	438	811	921

Net interest and dividend income	2,554	2,596	5,018	5,089

Provision for loan losses	165	200	165	425

Net interest and divided income after provision for loan losses	2,389	2,396	4,853	4,664

Non-interest income:
Service charges on deposit accounts	134	139	247	270
Gain on sales of available-for-sale securities	162	-	269	-
Other service charges and fees	145	164	276	318
Increase in cash surrender value of life insurance policies	39	41	79	83
Gain on loans sold and commission fee income	54	8	101	8
Investment Services fees and commissions	37	23	103	46
Other income	4	10	4	22
Total noninterest income	575	385	1,079	747

Non-interest expense:
Salaries and employee benefits	1,402	1,189	2,815	2,275
Premises and equipment	330	340	692	709
Advertising and promotions	117	97	217	192
Forms and supplies	41	29	93	63
Professional fees	226	161	384	363
Directors’ fees	39	33	78	81
Correspondent charges	80	73	156	138
Postage	20	21	41	45
FDIC assessment	112	100	241	196
Data processing	112	110	221	227
Other expenses	262	278	455	462
Total noninterest expense	2,741	2,431	5,393	4,751

Income before income taxes	223	350	539	660
Income tax provision	25	77	254	144
Net income	$198	$273	$285	$516
Net income available to common stockholders	$133	$209	$156	$387
Average shares outstanding, basic	864,976	864,976	864,976	864,976
Earnings per common share, basic	$0.15	$0.24	$0.18	$0.45
Average shares outstanding, assuming dilution	865,264	865,376	865,282	865,283
Earnings per common share, assuming dilution	$0.15	$0.24	$0.18	$0.45

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock Series A	Preferred Stock Series B	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2009	$3,805	$225	$9,372	$7,782	$228	$21,412
Comprehensive income:
Net income	-	-	-	516	-	-
Net change in unrealized holding gain on
available-for-sale securities, net of tax effect	-	-	-	-	289	-
Comprehensive income	-	-	-	-	-	805

Preferred stock dividends	-	-	-	(109)	-	(109)
Preferred stock amortization (accretion)	23	(3)	-	(20)	-	-
Stock-based compensation	-	-	9	-	-	9
Dividends declared common stock ($0.24 per share)	-	-	-	(208)	-	(208)
Balance, June 30, 2010	$3,828	$222	$9,381	$7,961	$517	$21,909

Balance, December 31, 2010	$3,851	$219	$9,381	$8,255	$261	$21,967
Comprehensive income:
Net income	-	-	-	285	-	-
Net change in unrealized holding gain on
available-for-sale securities, net of tax effect	-	-	-	-	414	-
Comprehensive income	-	-	-	-	-	699
Preferred stock dividends	-	-	-	(109)	-	(109)
Preferred stock amortization (accretion)	23	(3)	-	(20)	-	-
Dividends declared common stock ($0.24 per share)	-	-	-	(208)	-	(208)

Balance June 30, 2011	$3,874	$216	$9,381	$8,203	$675	$22,349

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/11	6/30/10
Cash flows from operating activities:
Net income	$285	$516
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	111	93
Interest capitalized on interest-bearing time deposits with other banks	(43)	(93)
Change in deferred loan costs, net	(51)	(16)
Provision for loan losses	165	425
Loss on sale of other real estate owned	28	-
Depreciation and amortization	108	115
Accretion on impairment of operating lease	(11)	(22)
Net gain on sales of available-for-sale securities	(269)	-
Decrease in other assets	39	51
Increase in interest receivable	(62)	(4)
Increase in taxes receivable	(151)	(27)
Stock based compensation	-	9
Decrease in other liabilities	(188)	(4)
Increase in cash surrender value of bank owned life insurance	(79)	(83)
Increase in interest payable	9	6
Net cash (used in) provided by operating activities	(109)	966

Cash flows from investing activities:
Proceeds from maturities of interest-bearing time deposits with other banks	1,365	-
Purchases of available-for-sale securities	(15,118)	(7,032)
Proceeds from maturities of available-for-sale securities	8,304	11,685
Loan originations and principal collections, net	(1,862)	(9,750)
Purchases of FHLB stock	-	(29)
Loans purchased	(2,758)	(2,097)
Capital expenditures	(115)	(29)
Recoveries of loans previously charged-off	5	4
Proceeds from sale of other real estate owned	322	-
Net cash used in investing activities	(9,857)	(7,248)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	41,346	6,455
Net decrease in time deposits	(1,476)	(7,418)
Net (decrease) increase in securities sold under agreements to repurchase	(654)	1,696
Dividends paid – preferred stock	(109)	(109)
Dividends paid – common stock	(208)	(208)
Net cash provided by financing activities	38,899	416

Net increase (decrease) in cash and cash equivalents	28,933	(5,866)
Cash and cash equivalents at beginning of period	30,871	17,089
Cash and cash equivalents at end of period	$59,804	$11,223
Supplemental disclosures:
Interest paid	802	915
Income taxes paid	200	95

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

NOTE 2 – STOCK-BASED COMPENSATION

At June 30, 2011, the Company maintained a stock-based employee compensation plan.  The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements.  During the six months ended June 30, 2011, the Company did not recognize any stock-based employee compensation expense.  During the six months ended June 30, 2010, the Company recognized $9,000 in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value for June 30, 2011 and December 31, 2010.  The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2011.

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

The following summarizes assets measured at fair value for the periods ended June 30, 2011 and December 31, 2010.

Assets Measured at Fair Value on a Recurring Basis

	(Dollars in thousands)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3

June 30, 2011:
Securities available-for-sale	$53,857	$-	$53,857	$-
Totals	$53,857	$-	$53,857	$-

December 31, 2010:
Securities available-for-sale	$46,289	$34	$46,255	$-
Totals	$46,289	$34	$46,255	$-

Assets Measured at Fair Value on a Nonrecurring Basis

	(Dollars in thousands)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3

June 30, 2011:
Impaired loans	$502	$-	$-	$502
Totals	$502	$-	$-	$502

December 31, 2010:
Impaired loans	$312	$-	$-	$312
Totals	$312	$-	$-	$312

Fair Value Measurements
Using Significant Unobservable Inputs
Level 3
Impaired Loans

Beginning balance, December 31, 2010	$312
Transfers in and/or out of Level 3	171
Specific allocation decrease	23
Principal payments	(4)
Ending balance, June 30, 2011	$502

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of June 30, 2011 and December 31, 2010:

	(Dollars in thousands)
	June 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$59,804	$59,804	$30,871	$30,871
Interest-bearing time deposits with other banks	4,641	4,837	5,963	6,257
Available-for-sale securities	53,857	53,857	46,289	46,289
Federal Home Loan Bank stock	660	660	660	660
Loans, net	207,293	211,162	202,792	204,841
Accrued interest receivable	967	967	905	905

Financial liabilities:
Deposits	309,149	309,875	269,279	270,082
Securities sold under agreements to
repurchase	2,581	2,581	3,235	3,235

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2011 and June 30, 2010:
(Dollars in thousands, except per share amounts)
	For the three months ended
	6/30/11	6/30/10
Basic EPS computation:
Net income	$198	$273
Preferred stock net accretion	(10)	(10)
Preferred stock dividend paid	(55)	(54)
Cumulative preferred stock dividend earned	-	-
Net income available to common shareholders	$133	$209
Weighted average shares outstanding, basic	864,976	864,976
Basic EPS	$0.15	$0.24

Diluted EPS computation:
Net income	$198	$273
Preferred stock net accretion	(10)	(10)
Preferred stock dividend paid	(55)	(54)
Cumulative preferred stock dividend earned	-	-
Net income available to common shareholders	$133	$209
Weighted average shares outstanding, assuming dilution	864,976	864,976
Dilutive potential shares	288	400
Diluted EPS	$0.15	$0.24

(Dollars in thousands, except per share amounts)

	For the six months ended
	6/30/11	6/30/10
Basic EPS computation:
Net income	$285	$516
Preferred stock net accretion	(20)	(20)
Preferred stock dividend paid	(109)	(109)
Net income available to common stockholders	$156	$387
Weighted average shares outstanding, basic	864,976	864,976
Basic EPS	$0.18	$0.45

Diluted EPS computation:
Net income	$285	$516
Preferred stock net accretion	(20)	(20)
Preferred stock dividend paid	(109)	(109)
Net income available to common stockholders	$156	$387
Weighted average shares outstanding, before dilution	864,976	864,976
Dilutive potential shares	306	307
Weighted average shares outstanding, assuming dilution	865,282	865,283
Diluted EPS	$0.18	$0.45

NOTE 6 – IMPAIRED INVESTMENT SECURITIES

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	As of June 30, 2011 (dollars in thousands)
	Less than 12 months		12 months or longer			Total
	Fair value	Unrealized losses	Fair value		Unrealized losses	Fair value	Unrealized losses
Obligations of states and municipalities	$2,431	$(18)	$	- -	$-	$2,431	$(18)
Corporate debt securities	498	(1)		-	-	498	(1)
Mortgage-backed securities	525	(1)		634	(88)	1,159	(89)
Total temporarily impaired securities	$3,454	$(20)		$634	$(88)	$4,088	$(108)

The investments in the Company’s investment portfolio that were temporarily impaired as of June 30, 2011 consisted of debt issued by states and municipalities, corporations and U.S. government agencies and sponsored enterprises.  The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis.  As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of June 30, 2011 and December 31, 2010:

	(Dollars in thousands)
	June 30, 2011	December 31, 2010
Commercial, financial and agricultural	$14,906	$13,568
Real estate - construction and land development	2,645	4,986
Real estate - residential	147,236	148,396
Real estate - commercial	34,860	31,294
Municipal	2,289	2,035
Consumer	7,293	4,512
	209,229	204,791
Allowance for loan losses	(2,314)	(2,326)
Deferred costs, net	378	327
Net loans	$207,293	$202,792

The following table presents the allowance for loan loss activity by portfolio segment for the six months ended  June 30, 2011:

	(Dollars in thousands)
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$838	$465	$68	$360	$410	$94	$91	$2,326
Charge-offs	-	-	(160)	-	-	(22)	-	(182)
Recoveries	-	-	-	-	-	5	-	5
Provision	(105)	36	151	(3)	33	73	(20)	165
Ending balance	$733	$501	$59	$357	$443	$150$	71	$2,314

Changes in the allowance for loan losses were as follows for the six months ended  June 30, 2010:

(Dollars in thousands)

June 30, 2010
Balance at beginning of year	$2,211
Provision for loan losses	425
Charge-offs	(334)
Recoveries of loans previously charged off	5
Balance at end of period	$2,307

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of June 30, 2011 and December 31, 2010:

	(Dollars in thousands)
	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total

June 30, 2011:
Allowance:
Ending balance:
Individually
evaluated for
impairment	$67	$-	$-	$-	$-	$-	$-	$67

Ending balance:
Collectively
evaluated for
impairment	666	501	59	357	443	150	71	2,247

Total allowance
for loan lease loss
ending balance	$733	$501	$59	$357	$443	$150	$71	$2,314

Loans:
Ending balance:
Individually
evaluated for
impairment	$934	$319	$462	$7	$-	$-	$-	$1,722

Ending balance:
Collectively
evaluated
for impairment	95,642	34,565	2,186	50,934	17,259	7,299	-	207,885

Total loans
ending balance	$96,576	$34,884	$2,648	$50,941	$17,259	$7,299	$-	$209,607

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

The following table presents the Company’s loans by risk rating as of June 30, 2011 and December 31, 2010:

	(Dollars in thousands)
Credit quality indicators
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
June 30, 2011:
Grade:
Pass	$95,589	$32,409	$2,186	$50,543	$15,474	$7,299	$203,500
Special Mention	-	1,762	-	-	1,098	-	2,860
Substandard	987	713	462	398	687	-	3,247
Total	$96,576	$34,884	$2,648	$50,941	$17,259	$7,299	$209,607

December 31, 2010:
Grade:
Pass	$99,658	$28,802	$3,650	$47,515	$14,394	$4,510	$198,529
Special Mention	260	1,798	340	-	162	-	2,560
Substandard	769	724	1,001	420	1,106	9	4,029
Total	$100,687	$31,324	$4,991	$47,935	$15,662	$4,519	$205,118

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

An age analysis of past-due loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010 was as follows:

	(Dollars in thousands)
					Recorded
June 30, 2011:			Greater	Total	Investment
	30-59 Days	60-89 Days	than 90 Days	Past Due	90 Days and Accruing
Real estate:
Residential	$-	$114	$81	$195	$-
Commercial	-	-	253	253	-
Construction and
land development	-	-	462	462	-
Home equity	29	140	-	169	-
Commercial and industrial	-	-	46	46	-
Consumer	68	21	21	110	-
Total	$97	$275	$863	$1,235	$-

December 31, 2010:

Real estate:
Residential	$529	$-	$324	$853	$-
Commercial	-	254	72	326	-
Construction and
land development	-	-	1,001	1,001	-
Commercial and industrial	-	-	203	203	-
Consumer	73	1	9	83	-
Total	$602	$255	$1,609	$2,466	$-

The following table sets forth information regarding nonaccrual loans as of June 30, 2011 and December 31, 2010:

	(Dollars in thousands)
Real Estate:	June 30, 2011	December 31, 2010
Residential	$842	$542
Commercial	319	326
Construction and land development	462	1,001
Home equity	398	420
Commercial and industrial	46	-
Consumer	21	18
Total nonaccrual loans	$2,088	$2,307

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the quarter ended June 30, 2011 and the year ended December 31, 2010.

	(Dollars in thousands)

						Income
		Unpaid		Average	Interest	Recognized
	Recorded	Principal	Related	Recorded	Income	Cash
	Investment	Balance	Allowance	Investment	Recognized	Basis
June 30, 2011:
With no related allowance recorded:
Real Estate:
Residential	$372	$386	$-	$248	$-	$-
Commercial	319	318	-	323	9	9
Construction and
land development	462	462	-	821	-	-
Home equity	7	7	-	7	-	-
Total impaired with no
related allowance	1,160	1,173	-	1,399	9	9

With an allowance recorded:
Real Estate:
Residential	562	585	67	444	10	9
Total impaired with an
allowance recorded	562	585	67	444	10	9

Total:
Real Estate:
Residential	934	971	67	692	10	9
Commercial	319	318	-	323	9	9
Construction and
land development	462	462	-	821	-	-
Home equity	7	7	-	7	-	-
	$1,722	$1,758	$67	$1,843	$19	$18

	(Dollars in thousands)

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2010:
With no related allowance recorded:
Real Estate:
Commercial	$326	$325	$-
Construction and land development	1,001	1,001	-
Total impaired with no related allowance	1,327	1,326	-

With an allowance recorded:
Real Estate:
Residential	384	401	79
Home equity	8	8	1
Total impaired with an allowance recorded	392	409	80

Total:
Real Estate:
Residential	384	401	79
Commercial	326	325	-
Construction and land development	1,001	1,001	-
Home equity	8	8	1
	$1,719	$1,735	$80

Recorded
Investment
Average recorded investment in impaired loans
during the year ended December 31, 2010	$2,027

Related amount of interest income recognized during the
time, in the year ended December 31, 2010 that the loans
were impaired:

Total recognized	$35

Amount recognized using a cash-basis method of accounting	$34

NOTE 8:  SUBSEQUENT EVENTS

On August 11, 2011, as part of the United States Department of the Treasury (the “Treasury”) Small Business Lending Fund program (the “SBLF”), SBT Bancorp, Inc. (the “Company”), which is the parent company of The Simsbury Bank and Trust Company, Inc. (the “Bank”), entered into a Small Business Lending Fund – Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury (the “Secretary”), pursuant to which the Company agreed to issue and sell, and the Secretary agreed to purchase 9,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, having a liquidation preference of $1,000 per share (the “SBLF Preferred Stock”), for a purchase price of $9,000,000.  The SBLF Preferred Stock was issued pursuant to the SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks with assets of less than $10 billion.

The transaction described above closed on August 11, 2011.  The SBLF Preferred Stock was issued in accordance with the designations, preferences, limitations and relative rights of the SBLF Preferred Stock established in the Certificate of Amendment to the Certificate of Incorporation of the Company filed on August 8, 2011 with the Secretary of State of Connecticut.  The SBLF Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

The SBLF Preferred Stock qualifies as Tier 1 capital and will pay non-cumulative dividends quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank.  Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period has been set at 3.0671111%.  For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent (1%) and five percent (5%) per annum to reflect the amount of change in the Bank’s level of QSBL.  If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the SBLF Preferred Stock would increase.  For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline.  After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The terms of the SBLF Preferred Stock impose limits on the ability of the Company to pay dividends and repurchase shares of common stock.  Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current calendar quarter and for the next three calendar quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Certificate of Amendment to the Certificate of Incorporation of the Company fixing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”).  The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in QSBL over the baseline level.

The SBLF Preferred Stock is non-voting, except in limited circumstances.  In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors.

The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of the FDIC.

The issuance and sale of the SBLF Preferred Stock was a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

Pursuant to the Purchase Agreement, approximately $4,252,078 of the proceeds from the sale of the SBLF Preferred Stock was used to redeem the 4,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and 200 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (collectively, the “CPP Preferred Stock”), issued in March 2009 to the Treasury under the Capital Purchase Program (“CPP”), plus the accrued and unpaid dividends owed on the CPP Preferred Stock through the date of closing of the sale of the SBLF Preferred Stock to the Secretary.  The Company entered into a repurchase letter agreement with Treasury providing for the redemption of the CPP Preferred Stock (the “Repurchase Agreement”).

The Board of Directors of the Company has approved a dividend reinvestment plan for its shareholders which it expects to put into place in the near future.  The Company estimates that approximately one-half of its shareholders will participate in the dividend reinvestment program which would result in approximately $220,000 annually in new capital at the current dividend rate.  The dividend reinvestment plan will also offer shareholders the opportunity to purchase up to $5,000 in stock per calendar quarter through the plan.  Shareholders will be receiving information about enrolling in the plan over the next few weeks.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

When used in this quarterly report on Form 10-Q (the “Quarterly Report”), the words “intends,” “expects,” “plans,” “estimates,” “projects,” “believes,” “anticipates” and similar expressions are intended to identify forward-looking statements.  The Company has made and may continue to make various forward-looking statements with respect to earnings, credit quality and other financial and business matters for periods subsequent to the quarter ended June 30, 2011.  The Company cautions that these forward-looking statements are not guarantees of future performance and are subject to numerous assumptions, risks and uncertainties, and that statements relating to subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions.  Actual results could differ materially from forward-looking statements.  The following factors, among others, could cause actual results to differ materially from such forward-looking statements: competitive pressures on loan and deposit product pricing; actions of competitors; changes in economic conditions; extent and timing of actions of the Federal Reserve Board (the “Fed”); customer deposit disintermediation; changes in customers’ acceptance of our products and services; and the extent and timing of legislative and regulatory actions and reforms.

Forward-looking statements included in this Quarterly Report speak only as of the date hereof and the Company undertakes no obligation to revise or update such statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events or circumstances.

General

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources.  The discussion should be read in conjunction with the consolidated financial statements of the Company for the six months ended June 30, 2011.  All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the six months ended June 30, 2011 not misleading have been made.

The Company’s only business is its investment in The Simsbury Bank and Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services.  The Bank offers a full range of banking services including commercial loans, real estate term loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and safe deposit and other customary non-deposit banking services to consumers and businesses in north central Connecticut.

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

Overview

For the six months ended June 30, 2011 net income was $285,000, or $0.18 per common diluted share.  Net income for the six months ended June 30, 2011 was impacted by a one-time charge incurred in the first quarter of 2011 related to the Bank’s formation of a Passive Investment Company (PIC).  Excluding this one-time charge, net of a favorable income tax adjustment, net income for the six months ended June 30, 2011 would have been $457,000, or $0.38 per common diluted share.  This compares to net income of $516,000, or $0.45 per diluted share, for the six months ended June 30, 2010.

Total deposits on June 30, 2011 were $309 million, an increase of $60 million or 24% over a year ago.  Core deposits (Demand, Savings and NOW accounts) increased by $58 million or 33% while Time Deposits increased by $2 million or 2%.  The Company’s deposits from municipalities grew by $8 million or 42% over a year ago.  At June 30, 2011, 28% of total deposits were in non-interest bearing demand accounts, 47% were in low-cost savings and NOW accounts, and 25% were in time deposits.

As of June 30, 2011, loans outstanding were $210 million, an increase of $5 million, or 2%, over a year ago.  With a loan loss provision of $165,000 during the second quarter of 2011, the Company’s allowance for loan losses at June 30, 2011 was 1.10% of total loans.  The profile of the Company’s loan portfolio remains relatively low-risk and contains fewer non-accrual loans.  The Company had non-accrual loans totaling $2.1 million equal to 1.0% of total loans on June 30, 2011 compared to non-accrual loans totaling $2.9 million or 1.41% of total loans a year ago.  Total non-accrual loans and loans 30 or more days delinquent decreased to 1.17% of loans outstanding on June 30, 2011 from 1.56% of loans outstanding on June 30, 2010.

Total revenues, consisting of net interest and dividend income plus non-interest income, were $3,129,000 in the second quarter compared to $2,981,000 a year ago, an increase of 5% resulting primarily from an increase in non-interest income.  Net interest and dividend income declined by approximately 2%, while non-interest income increased by $190,000, or 49%, primarily due to an increase in gain on sales of securities, gain on loans sold, and an increase in fees and commissions related to investment services.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.45% for the second quarter of 2011 versus 4.01% for the second quarter of 2010.  The Company’s cost of funds declined during the second quarter of 2011 when compared to the second quarter of 2010.  However, the Company experienced a greater decline in its yield on assets that more than offset the decline in cost of funds.

Total non-interest expenses for the second quarter were $2,741,000, an increase of $310,000, or 13%, over the second quarter of 2010.  For the six months ended June 30, 2011, total non-interest expenses were $5,393,000 compared to $4,751,000 for the six months ended June 30, 2010, an increase of 14%.  Salaries and employee benefit expenses and professional fees accounted for approximately 90% of the increase in expenses.  These expenses were primarily associated with strategic initiatives to position the Company for future growth.

In January of 2011, the Bank formed a subsidiary Passive Investment Company (PIC).  Under State of Connecticut statutes, such an entity is not subject to Connecticut corporation business tax.  Provided that statutory requirements and certain other conditions are met, the current annual benefit to net income of establishing the PIC is anticipated to exceed $100,000.  This benefit may adjust upward or downward as the Bank’s net income changes over time.  Net income for the six months ended June 30, 2011 was negatively impacted by certain non-recurring tax charges incurred in establishing the PIC, net of a favorable federal tax adjustment, resulting in a $172,000 one-time net charge reflected in the Company’s first quarter of 2011 income tax provision.

Capital levels for the Bank on June 30, 2011 were above those required to meet the regulatory “well-capitalized” designation.

Capital Ratios 6/30/11
	The Simsbury Bank and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	6.62%	5.00%
Tier 1 Risk-Based Capital Ratio	10.98%	6.00%
Total Risk-Based Capital Ratio	12.19%	10.00%

Results of Operation

Net Interest Income and Net Interest Margin

The Company’s earnings depend largely upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, including interest paid on deposits and borrowings.  This difference is “net interest income.”  The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets.  The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes.  The Company’s net yield on interest-earning assets is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes.  Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors.  These factors are in turn affected by general economic conditions and other factors beyond the Company’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Bank.

Net interest and dividend income after provision for loan losses plus non-interest income was $2,964,000 for the second quarter of 2011 compared to $2,781,000 for the second quarter of 2010.  The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.45% for the quarter ended June 30, 2011 from  4.01% for the quarter ended June 30, 2010.  The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 3.32% for the quarter ended June 30, 2011 from 3.85% for the quarter ended June 30, 2010.  The Company’s yield on interest earning assets decreased during the second quarter of 2011 to 3.96% as compared to 4.67% for the second quarter of 2010 and the cost of deposits and borrowings decreased to 0.64% for the second quarter of 2011 from 0.82% for the second quarter of 2010.

Net interest and dividend income after provision for loan losses plus non-interest income was $5,932,000 for the first six months of 2011 compared to $5,411,000 for the comparable period in 2010.  The Company’s net interest margin, as defined in the immediately preceding paragraph , decreased to 3.39% for the six months ended June 30, 2011 from 3.93% for the six months ended June 30, 2010. The Company’s net interest spread, as defined in the immediately preceding paragraph, decreased to 3.24% for the six months ended June 30, 2011from 3.76% for the six months ended June 30, 2010. The Company’s yield on interest earning assets decreased during the first six months of 2011 to 3.92% as compared to 4.63% for the comparable period in 2010, which more than offset the decrease in the cost of deposits and borrowings to 0.68% for the six months ended June 30, 2011 from 0.87% for the same period in 2010.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of non-performing loans, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Company’s portfolio.

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines.  The total allowance for loan losses at June 30, 2011 was $2,314,000 or 1.10% of outstanding loans as compared to $2,326,000 or 1.13% of outstanding loans as of December 31, 2010.   The Company charged off five loans totaling $176,919 in the second quarter of 2011 compared to three loans totaling $100,824 for the second quarter of 2010.  For the six months ended June 30, 2011, the Company charged off six loans totaling $182,294 compared to five loans totaling $334,124 in the six months ended June 30, 2010.  During the second quarter of 2011, the Company had six recoveries totaling $3,444 compared to zero recoveries for the second quarter of 2010.  For the six months ended June 30, 2011, the Company had seven recoveries totaling $5,133 compared to four recoveries totaling $4,494 for the six months ended June 30, 2010.  The Company believes the allowance for loan losses is appropriate.

Non-interest Income and Non-interest Expense

Total non-interest income (which is derived mainly from service and overdraft charges) for the three months ended June 30, 2011 was $575,000 compared to $385,000 for the same period in the prior year.  Total non-interest income for the first six months of 2011 was $1,079,000, an increase of $332,000 from $747,000 for the first six months of 2010.  The increase in total non-interest income was primarily due to an increase in gain on sales of securities, gain on loans sold, and an increase in fees and commissions related to investment services. At June 30, 2011 and December 31, 2010, the Company had approximately 21,200 deposit accounts.

Total non-interest expense for the three months ended June 30, 2011 was $2,741,000 compared to $2,431,000 for the same period in the prior year.  Total non-interest expense for the first six months of 2011 was $5,393,000, an increase of $642,000 over total non-interest expense of $4,751,000 for the first six months of 2010.  Salaries and employee benefit expenses and professional fees accounted for approximately 90% of the increase in expenses.  These expenses were primarily associated with strategic initiatives to position the Company for future growth.  The ratio of annualized operating expenses to average assets was 3.46% for the second quarter of 2011 compared to 3.47% for the second quarter of 2010.

Salaries and employee benefits comprised approximately 51% of total non-interest expense for the three months ended June 30, 2011 and 49% for the same period in the prior year.  Other major categories included premises and equipment, which comprised approximately 12% of non-interest expense for the three months ended June 30, 2011 and 14% for the three months ended June 30, 2010; advertising and promotions, which comprised approximately 4% of total non-interest expense for each of the three months ended June 30, 2011 and 2010; and professional fees, which comprised approximately 8% and 7%, respectively, of total non-interest expense for the three months ended June 30, 2011 and 2010.

Salaries and employee benefits comprised approximately 52% of total non-interest expense for the six months ended June 30, 2011 and 48% for the same period in the prior year.  Other major categories included premises and equipment, which comprised approximately 13% of non-interest expense for the six months ended June 30, 2011 and 15% for the six months ended June 30, 2010; advertising and promotions, which comprised approximately 4% of total non-interest expense for each of the six months ended June 30, 2011 and 2010; and professional fees, which comprised approximately 7% and 8%, respectively, of total non-interest expense for the six months ended June 30, 2011 and 2010.

Income Taxes

The effective income tax rate for the three months ended June 30, 2011 and June 30, 2010 was 11.21% and 22%, respectively.  The effective income tax rate for the six months ended June 30, 2011 and June 30, 2010 was 47.12% and 21.82%, respectively.  Due to the creation of a special purpose entity under State of Connecticut statues, the Company will no longer incur state income tax liability except for the minimum tax.  Therefore, the Company incurred a one-time charge to expense for the reversal of state deferred tax assets, net of federal benefit, which will not be utilized.  Excluding this one-time charge, the effective income tax rate for the three and six months ended June 30, 2011 would have been 11.21% and 15.21%, respectively.

On January 1, 2011, the company formed a Passive Investment Company (PIC) under Connecticut tax legislation for the purpose of holding certain mortgage loans.  The earnings, net of certain allocated expenses, will be exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

In order to maintain a reserve of readily sellable assets to meet the Company’s liquidity and loan requirements, the Company purchases United States Treasury securities and other investments.  Sales of “federal funds” (short-term loans to other banks) are regularly utilized.  Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements.  At June 30, 2011, the Company had 37 securities with a carrying value totaling $13,285,000 pledged for such purposes.  At December 31, 2010, the Company had 45 securities with a carrying value totaling $16,587,000 pledged for such purposes.

As of June 30, 2011 and December 31, 2010, the Company’s investment portfolio consisted of U.S. government and agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities, and U.S.-government-sponsored agency equity securities.  The U.S. government-sponsored agency equity securities were sold in May of 2011 for a gain of $162,000.  The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

The fair market value of investments in available-for-sale securities as of June 30, 2011 was $53,857,000, which is 1.9% above amortized cost, compared to $46,289,000, which was 1% above amortized cost as of December 31, 2010.  The Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.”  ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  Management evaluates the Company’s investment portfolio on an ongoing basis.  As of June 30, 2011, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

Loan Portfolio

The Company’s loan portfolio as of the end of the second quarter of 2011 was comprised of approximately 74% mortgage and consumer loans and 26% commercial loans.  The Company does not have any concentrations in its loan portfolio by industry or group of industries.  However, as of June 30, 2011, approximately 86% of the Company’s loans were secured by residential real property located in Connecticut compared with 71% as of December 31, 2010.

There were approximately $147,236,000 of residential mortgage loans as of June 30, 2011, which represented a 1% decrease from December 31, 2010. The Company sold thirteen loans in the three months ended June 30, 2011 with an aggregate principal balance of $2,300,000, which resulted in a gain of $44,000.  The Company sold twenty five loans in the six months ended June 30, 2011 with an aggregate principal balance of $4,101,000, which resulted in a gain of $90,800.  The Company had $10,000 in commission fee income for the three and six months ended June 30, 2011. In the three and six months ended June 30, 2010, the Company sold one loan with a principal balance of $185,000 which resulted in a gain of $7,700.  The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

At June 30, 2011, the Company had total consumer loan balances of approximately $7,293,000 representing a 62% increase from the consumer loan balances at December 31, 2010.  Most of the Company’s consumer loans are secured by the equity in residential real property or other personal property.  Consumer home equity loans and lines of credit enable borrowers to leverage the equity in their homes to achieve personal financial goals, while providing for the ability to make monthly payments.  The June 30, 2011 loan balance for these products represented just under 90% of the total consumer loan portfolio.

As of June 30, 2011, the Company had approximately $6,501,000 in consumer auto loans purchased from BCI Financial Corp. (BCI) on its books compared to approximately $3,791,000 in auto loans purchased from BCI on its books as of December 31, 2010.  The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI.  As part of the agreement, BCI services the loans for the Company.

The June 30, 2011 balance for commercial loans was $54,700,000, a 5.4% increase from the commercial loan balance at December 31, 2010.  The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes.  Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years.  Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

The Company’s construction loans are primarily interim loans made by the Company to finance the construction of commercial and single-family residential property.  These loans are typically short-term.  The Company generally pre-qualifies construction loan borrowers for permanent “take-out” financing as a condition to making the construction loan.  The Company will make loans for speculative housing construction or for acquisition and development of raw land.

The Company’s other real estate loans consist primarily of loans made based on the borrower’s cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default.  It is the Company’s policy to restrict real estate loans without credit enhancement to no more than 80% of the lower of the appraised value or the purchase price of the property, depending on the type of property and its utilization.

The Company offers both fixed and floating rate loans.  Maturities on such loans typically range from five to thirty years.  However, Small Business Administration (SBA) and certain other real estate loans easily sold in the secondary market are made for longer maturities.  The Company has been designated an approved SBA lender.  The Company’s SBA loans are categorized as commercial or real estate depending on the underlying collateral.  Also, the Company has been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

The Company is subject to certain lending limits.  With certain exceptions, the Company is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Company’s capital and reserves.  Credit equaling an additional 10% of the Company’s capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types.  As of June 30, 2011, the Company’s lending limits were $3,660,000 and $6,100,000, respectively.  As of December 31, 2010, these lending limits were $3,607,000 and $6,011,000, respectively.  The Company sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily.  Loans over 90 days past due are deemed non-performing and are placed on a non-accrual status.  Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  The Company had 15 non-accrual loans at June 30, 2011 with an aggregate balance of approximately $2,105,000 and 19 non-accrual loans at December 31, 2010 with an aggregate balance of approximately $2,300,000.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner by the Company is known as “other real estate owned” (OREO) and is carried on the books of the Company as an asset at the lesser of the Company’s recorded investment or the fair value less estimated costs to sell.  The Company had no OREO property at June 30, 2011 compared to one OREO property carried on the books of the Company at $350,121 at December 31, 2010.  This OREO property was sold in May 2011 for a loss of $28,000.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure (“TDR”).  All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status.  Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months.  The Company had five TDR loans at June 30, 2011 with a balance of approximately $978,000 compared to three TDR loans at December 31, 2010 with a balance of approximately $408,000.

Non-payment of loans is an inherent risk in the banking business.  That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment and, ultimately, the creditworthiness of the borrower.  In order to minimize this credit risk, the Company requires that all loans be approved by at least two officers, one of whom must be an executive officer.  Commercial loans greater than $500,000, as well as other loans in certain circumstances, must be approved by the Loan Committee of the Company’s Board of Directors.

The Company has an internal review process to verify credit quality and risk classifications.  In addition, the Company also maintains a program of annual review of certain new and renewed loans by an outside loan review consultant.  Loans are graded from “pass” to “loss” depending on credit quality, with “pass” representing loans that are fully satisfactory as additions to the Company’s portfolio.  These are loans which involve a degree of risk that is not unwarranted given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment.  Classified loans identified in the review process are added to the Company’s Internal Watchlist and an allowance for credit losses is established for such loans if appropriate.  Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking, at which times a further review of loans is conducted.

There were 52 classified loans with combined outstanding balances of $7,539,000 as of June 30, 2011 compared to 52 classified loans with combined outstanding balances of $7,820,966 as of December 31, 2010.  The Company had no exposure to sub-prime loans in its loan portfolio as of June 30, 2011 and December 31, 2010.  The Company overall asset quality and loan loss reserves of 1.10% of loans as of June 30, 2011 compare favorably to its peer banks.

The Company maintains an allowance for loan losses to provide for potential losses in the loan portfolio.  Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses.  All loans that are judged to be uncollectible are charged against the allowance, while any recoveries are credited to the allowance.  Management conducts a critical evaluation of the loan portfolio monthly.  This evaluation includes an assessment of the following factors:  the results of the Company’s internal loan review, any external loan review, any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay, qualitative risk factors, and present and prospective economic conditions.

Deposits

Deposits are the Company’s primary source of funds.  At June 30, 2011, the Company had a deposit mix of 42% checking, 33% savings, and 25% certificates of deposit.  The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits.  As of December 31, 2010, the deposit mix was 34% checking, 37% savings, and 29% certificates of deposit.  At June 30, 2011, twenty eight percent of the total deposits of $309,149,000 were non-interest-bearing compared to twenty one percent of the Company’s total deposits of $269,279,000 that were non-interest-bearing at December 31, 2010.  As of June 30, 2011 and December 31, 2010, the Company had $30,134,000 and $35,600,000, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves.   No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  Those deposits are priced to remain competitive.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities.  One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (CDARS).  This allows the Company to offer its customers FDIC insurance on deposits in excess of $250,000, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network.  Accounts placed in this manner are considered brokered deposits.  As of June 30, 2011, the Company had $7,803,000 of deposits in the CDARS network compared to $7,701,000 of deposits in the CDARS network as of December 31, 2010.  The Company had no other brokered deposits as of June 30, 2011 and December 31, 2010.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities.  As of June 30, 2011, the Company’s liquidity ratio was 32%, defined as the sum of $4.1 million in federal funds sold, $40.6 million in available-for-sale securities, and $55.7 million in cash and due from banks, interest-bearing deposits at the Federal Reserve Bank, and money market mutual funds, as a percentage of total deposits.  This ratio was 22% at December 31, 2010, defined as the sum of $2.8 million in federal funds sold, $29.7 million in available-for-sale securities, and $28.1 million in cash and due from banks, interest-bearing deposits with the Federal Home Loan Bank and Federal Reserve Bank, and money market mutual funds, as a percentage of total deposits.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this  matching of maturities is an integral part of the active management of an institution’s net yield.  To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected.  Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.  In its overall attempt to match assets and liabilities, management takes into account rates and maturities offered in connection with its certificates of deposit and provides for the extension of variable rate loans to borrowers.  The Company has generally been able to control its exposure to changing interest rates by maintaining floating interest rate loans, shorter term investments, and a majority of its time certificates of deposit with relatively short maturities.

The Executive Committee of the Company’s Board of Directors meets at least quarterly to monitor the Company’s investments and liquidity needs and oversee its asset-liability management.  In between meetings of the Executive Committee, the Company’s management oversees the Bank’s liquidity.

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

At June 30, 2011 and December 31, 2010, the Company’s capital exceeded all minimum regulatory requirements and the Company was considered to be “well capitalized” as defined in the regulations issued by the FDIC.

Inflation

The impact of inflation on financial institutions may differ significantly from the impact exerted on other companies.  Banks, as financial intermediaries, have numerous assets and liabilities that may move in concert with inflation both as to interest rates and as to value.  This is especially true for companies with a high percentage of interest-rate-sensitive assets and liabilities, such as a bank.  Banks seek to reduce the impact of inflation by managing the interest-rate-sensitivity gap.  The Company attempts to manage its interest-rate-sensitivity gap and to structure its mix of financial instruments in order to minimize the potential adverse effects of inflation or other market forces on its net interest income and, therefore, its earnings and capital.

Financial institutions are also affected by inflation’s impact on non-interest expenses such as salaries and occupancy expenses.  From 1992 through June 30, 2011, inflation has remained relatively stable due primarily to continuous management of the money supply by the Federal Reserve.  Based on the Company’s interest-rate-sensitivity position, the Company may be adversely affected by changes in interest rates in the short term.  As such, the management of the money supply by the Federal Reserve to control the rate of inflation has an indirect impact on the earnings of the Company.  Also, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Company.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
3(i)	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K filed on March 31, 2009)

3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K12G3 filed on March 7, 2006)

10.1	Change in Control Agreement, dated as of April 25, 2011, by and between the Bank and Michael L. Alberts (replaces prior Change in Control Agreement, dated as of February 7, 2011)

10.2	SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 11, 2011)

10.3	Form of Restricted Stock Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan

10.4	Form of Non-Qualified Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan

10.5	Form of Incentive Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Taxonomy Extension Definitions Linkbase Document*

*
As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBT BANCORP, INC.

Date: August 15, 2011	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Anthony F. Bisceglio
Anthony F. Bisceglio
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i)	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K filed on March 31, 2009)

3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K12G3 filed on March 7, 2006)

10.1	Change in Control Agreement, dated as of April 25, 2011, by and between the Bank and Michael L. Alberts (replaces prior Change in Control Agreement, dated as of February 7, 2011)

10.2	SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 11, 2011)

10.3	Form of Restricted Stock Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan

10.4	Form of Non-Qualified Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan

10.5	Form of Incentive Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Taxonomy Extension Definitions Linkbase Document*

*
As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.