Form 10-Q
period 2011-09-30
SBT Bancorp, Inc.
filed 2011-11-14
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or
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

As of September 30, 2011, the registrant had 876,596 shares of its Common Stock, no par value per share, outstanding.

TABLE OF CONTENTS

SBT Bancorp, Inc.

PART I – FINANCIAL INFORMATION Item 1. Financial Statements
SBT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)
ASSETS	9/30/11	12/31/10
	(unaudited)
Cash and due from banks	$7,656	$7,164
Interest-bearing deposits with the Federal Reserve Bank of Boston	64,699	12,574
Interest-bearing deposits with the Federal Home Loan Bank	2	3
Federal funds sold	2,036	2,787
Money market mutual funds	5,346	8,343
Cash and cash equivalents	79,739	30,871

Interest-bearing time deposits with other banks	4,684	5,963
Investments in available-for-sale securities (at fair value)	49,443	46,289
Federal Home Loan Bank stock, at cost	660	660

Loans outstanding	210,592	205,118
Less allowance for loan losses	2,429	2,326
Loans, net	208,163	202,792

Premises and equipment	505	562
Accrued interest receivable	922	905
Bank owned life insurance	4,133	4,013
Other Real Estate Owned	-	350
Other assets	2,908	3,162

TOTAL ASSETS	$351,157	$295,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$61,269	$55,339
Savings and NOW deposits	181,888	136,208
Time deposits	75,761	77,732
Total deposits	318,918	269,279

Securities sold under agreements to repurchase	3,908	3,235
Other liabilities	1,078	1,086
Total liabilities	323,904	273,600

Stockholders' equity:
Preferred Stock – Series A	-	3,851
Preferred Stock – Series B	-	219
Preferred Stock – SBLF	8,947	-
Common stock, no par value; authorized 2,000,000 shares;
issued and outstanding 876,596 shares at 9/30/11 and 864,976 at 12/31/10	9,616	9,381
Unearned stock awards	(225)	-
Retained earnings	8,156	8,255
Accumulated other comprehensive income	759	261
Total stockholders' equity	27,253	21,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$351,157	$295,567

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except for per share amounts)
	For the quarter ended		For the nine months ended
	9/30/11	9/30/10	9/30/11	9/30/10
Interest and dividend income:
Interest and fees on loans	$2,500	$2,619	$7,436	$7,679
Investment securities	416	438	1,250	1,379
Federal funds sold and overnight deposits	30	11	69	21
Total interest and dividend income	2,946	3,068	8,755	9,079

Interest expense:
Deposits	383	446	1,180	1,346
Repurchase agreements	7	10	21	31
Total interest expense	390	456	1,201	1,377

Net interest and dividend income	2,556	2,612	7,554	7,702

Provision for loan losses	165	180	330	605

Net interest and divided income after provision for loan losses	2,391	2,432	7,224	7,097

Non-interest income:
Service charges on deposit accounts	129	116	377	386
Gain on sales of available-for-sale securities	115	-	384	-
Other service charges and fees	148	166	424	484
Increase in cash surrender value of life insurance policies	41	42	120	125
Gain on loans sold and commission fee income	114	93	215	101
Investment services fees and commissions	36	35	139	81
Other income	26	52	49	75
Total noninterest income	609	504	1,708	1,252

Non-interest expense:
Salaries and employee benefits	1,397	1,232	4,212	3,507
Premises and equipment	331	359	1,023	1,068
Advertising and promotions	140	97	357	289
Forms and supplies	42	36	135	99
Professional fees	233	178	617	541
Directors’ fees	53	33	131	114
Correspondent charges	73	78	229	216
Postage	24	26	65	71
FDIC assessment	57	100	298	297
Data processing	107	126	328	353
Other expenses	231	250	686	713
Total noninterest expense	2,688	2,515	8,081	7,268

Income before income taxes	312	421	851	1,081
Income tax provision	54	107	308	251
Net income	$258	$314	$543	$830
Net income available to common stockholders	$83	$249	$239	$636
Average shares outstanding, basic	864,976	864,976	864,976	864,976
Earnings per common share, basic	$0.10	$0.29	$0.28	$0.74
Average shares outstanding, assuming dilution	870,803	865,363	867,149	865,311
Earnings per common share, assuming dilution	$0.10	$0.29	$0.28	$0.74

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
	Preferred Stock Series A	Preferred Stock Series B	Preferred Stock SBLF	Common Stock	Unearned Restricted Stock Award	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2009	$3,805	$225	$-	$9,372	$-	$7,782	$228	$21,412
Comprehensive income:
Net income	-	-	-	-	-	830	-	-
Net change in unrealized holding gain on
available-for-sale securities, net of tax effect	-	-	-	-	-	-	569	-
Comprehensive income	-	-	-	-	-	-	-	1,399

Preferred stock dividends – Series A and B	-	-	-	-	-	(164)	-	(164)
Preferred stock amortization (accretion) – Series A and B	34	(4)	-	-	-	(30)	-	-
Stock-based compensation expense	-	-	-	9	-	-	-	9
Dividends declared common stock ($0.36 per share)	-	-	-	-	-	(311)	-	(311)
Balance, September 30, 2010	$3,839	$221		$9,381	$-	$8,107	$797	$22,345

Balance, December 31, 2010	$3,851	$219	-	$9,381	$-	$8,255	$261	$21,967
Comprehensive income:
Net income	-	-	-	-	-	543	-	-
Net change in unrealized holding gain on	-	-	-	-	-		-	-
available-for-sale securities, net of tax effect	-	-	-	-	-	-	498	-
Comprehensive income	-	-	-	-	-	-	-	1,041

Preferred stock dividends – Series A and B	-	-	-	-	-	(161)	-	(161)
Preferred stock amortization (accretion) – Series A and B	149	(19)	-	-	-	(130)	-	-
Preferred stock dividend – SBLF	-	-	-	-	-	(38)	-	(38)
Amortization of SBLF preferred stock issuance costs	-	-	2	-	-	(2)	-	-
Dividends declared common stock ($0.36 per share)	-	-	-	-	-	(311)	-	(311)
Restricted stock award	-	-	-	235	(235)	-	-	-
Stock-based compensation expense	-	-	-	-	10	-	-	10
SBLF preferred stock, net of issuance costs of $55	-	-	8,945	-	-	-	-	8,945
Redemption of preferred stock – Series A and B	(4,000)	(200)	-	-	-	-	-	(4,200)

Balance, September 30, 2011	$-	$-	$8,947	$9,616	$(225)	$8,156	$759	$27,253
See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

For the nine months ended
9/30/11	9/30/10

Cash flows from operating activities:
Net income	$543	$830
Adjustments to reconcile net income to net cash provided by (used in) provided by operating activities:
Amortization of securities, net	161	138
Amortization of mortgage servicing rights	3	-
Interest capitalized on interest-bearing time deposits with other banks	(130)	(141)
Change in deferred loan costs, net	(95)	(35)
Provision for loan losses	330	605
Loss on sale of other real estate owned	28	-
Depreciation and amortization	160	171
Accretion on impairment of operating lease	(1)	(33)
Net gain on sales of available-for-sale securities	(384)	-
Decrease in other assets	32	79
(Increase) decrease in interest receivable	(17)	52
Decrease in taxes receivable	6	108
Stock based compensation	10	9
Decrease in other liabilities	(12)	(15)
Increase in cash surrender value of bank owned life insurance	(120)	(125)
Increase in interest payable	5	10

Net cash provided by operating activities	519	1,653

Cash flows from investing activities:
Proceeds from maturities of interest-bearing time deposits with other banks	1,409	-
Purchases of available-for-sale securities	(16,908)	(10,066)
Proceeds from maturities of available-for-sale securities	7,312	17,975
Proceeds from sales of available-for-sale securities	7,389	-
Loan originations and principal collections, net	(4)	(13,520)
Loans purchased	(5,607)	(2,512)
Purchases of FHLB stock	-	(29)
Capital expenditures	(154)	(65)
Recoveries of loans previously charged-off	5	6
Proceeds from sale of other real estate owned	322	-

Net cash used in investing activities	(6,236)	(8,211)

Cash flows from financing activities:
Net increase in demand, NOW, and savings accounts	51,610	26,067
Net decrease in time deposits	(1,971)	(6,194)
Net increase in securities sold under agreements to repurchase	673	2,522
Dividends paid – preferred stock	(161)	(164)
Dividends paid – common stock	(311)	-
Issuance of SBLF preferred stock	8,945	-
Redemption of preferred stock – Series A and B	(4,200)	(311)
Net cash provided by financing activities	54,585	21,920

Net increase in cash and cash equivalents	48,868	15,362
Cash and cash equivalents at beginning of period	30,871	17,089
Cash and cash equivalents at end of period	$79,739	$32,451

Supplemental disclosures:
Interest paid	1,196	1,367
Income taxes paid	175	142

See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and, according, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity of SBT Bancorp, Inc. (the “Company”) for the periods presented.  The Company’s only business is its investment in The Simsbury Bank and Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  The interim results of operations are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

While management believes that the disclosures presented are adequate so as not to make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2010.

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2011, the Company maintained a stock-based employee compensation plan.  The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements.  During the three and nine months ended September 30, 2011, the Company did not recognize any stock-based employee compensation expense.  During the three and nine months ended September 30, 2010, the Company recognized $0 and $9,000, respectively, in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  This ASU provides additional guidance or clarification to help creditors determine whether a restructuring constitutes a troubled debt restructuring.  For public entities, the amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired and should measure impairment on those receivables prospectively for the first interim or annual period beginning on or after June 15, 2011.  Additional disclosures are also required under this ASU.  The Company adopted this ASU as of July 1, 2011. Please see disclosure in NOTE 7.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value for September 30, 2011 and December 31, 2010.  The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2011.

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

The following summarizes assets measured at fair value for the periods ended September 30, 2011 and December 31, 2010.

Assets Measured at Fair Value on a Recurring Basis

	(Dollars in thousands)

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
September 30, 2011:
Securities available-for-sale	$49,443	$-	$49,443	$-
Totals	$49,443	$-	$49,443	$-

December 31, 2010:
Securities available-for-sale	$46,289	$34	$46,255	$-
Totals	$46,289	$34	$46,255	$-

Assets Measured at Fair Value on a Nonrecurring Basis
	(Dollars in thousands)

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
September 30, 2011:
Impaired loans	$1,149	$-	$-	$1,149
Totals	$1,149	$-	$-	$1,149

December 31, 2010:
Impaired loans	$312	$-	$-	$312
Totals	$312	$-	$-	$312

Fair Value Measurements
Using Significant Unobservable Inputs
Level 3
Impaired Loans
Beginning balance, December 31, 2010	$312
Transfers in and/or out of Level 3	819
Specific allocation decrease	24
Principal payments	(6)
Ending balance, September 30, 2011	$1,149

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of September 30, 2011 and December 31, 2010:

	(Dollars in thousands)
	September 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$79,739	$79,739	$30,871	$30,871
Interest-bearing time deposits with other banks	4,684	4,924	5,963	6,257
Available-for-sale securities	49,443	49,443	46,289	46,289
Federal Home Loan Bank stock	660	660	660	660
Loans, net	208,163	214,355	202,792	204,841
Accrued interest receivable	922	922	905	905

Financial liabilities:
Deposits	318,918	319,737	269,279	270,082
Securities sold under agreements to
Repurchase	3,908	3,908	3,235	3,235

The following table summarizes the amounts and distribution of the Bank’s investment securities held as of September 30, 2011 and December 31, 2010:

	Investment Portfolio (Dollars in thousands)

	September 30, 2011

	Amortized cost	Unrealized gains	Unrealized loss	Fair value	Yield
Available-for-sale securities
U.S. government and agency securities
Due after one to five years	$12,500	$77	-	$12,577	1.51%
Total U.S. govt. and agency securities	12,500	$77	-	12,577	1.51%

State and municipal securities
Due within one year	-			-	0.00%
Due after one to five years	499	5	-	504	5.10%
Due after five to ten years	2,140	88	-	2,228	3.65%
Due after ten to fifteen years	6,955	252	10	7,197	3.67%
Due beyond fifteen years	3,061	219	5	3,275	3.89%
Total state and municipal securities	12,655	564	15	13,204	3.78%

Corporate debt securities
Due within one year	502	8	-	510	5.00%
Due after one to five years	2,009	-	23	1,986	3.08%
Total corporate debt securities	2,511	8	23	2,496	3.47%

Mortgage-backed securities	19,337	524	107	19,754	3.07%

SBA loan pool
Due after one to five years	130	5	-	135	4.62%
Due after five to ten years	1,159	118	-	1,277	5.10%
Total SBA loan pool	1,289	123	-	1,412	5.05%

Preferred stocks	-	-	-	-	0.00%
Total available-for-sale securities	48,292	1,296	145	49,443	3.46%

During the nine months ending September 30, 2011, there were proceeds of $7,389,225 from sales of available for sale securities.  Gross realized gains on these sales amounted to $384,262.  The tax expense applicable to these gross realized gains amounted to $130,649. There were no sales of available for sale securities during the nine months ended September 30, 2010.

	Investment Portfolio
	(Dollars in thousands)

	December 31, 2010

	Amortized cost	Unrealized gains	Unrealized loss	Fair value	Yield
Available-for-sale securities
U.S. government and agency securities
Due after one to five years	$10,750	76	35	$10,791	1.77%
Total U.S. govt. and agency securities	10,750	76	35	10,791	2.44%

State and municipal securities
Due within one year	497	-	-	497	0.85%
Due after one to five years	499	8	-	507	5.10%
Due after five to ten years	3,426	63	3	3,486	3.57%
Due after ten to fifteen years	5,294	17	108	5,203	3.90%
Due beyond fifteen years	1.891	7	25	1,873	4.10%
Total state and municipal securities	11,607	95	136	11,566	3.76%

Corporate debt securities
Due after one to five years	1,003	21	2	1,022	3.65%
Total corporate debt securities	1,003	21	2	1,022	3.65%

Mortgage-backed securities	21,026	452	171	21,307	3.50%

SBA loan pool
Due after one to five years	194	9	-	203	4.63%
Due after five to ten years	1,265	100	-	1,365	5.14%
Total SBA loan pool	1,459	109	-	1,568	5.07%

Preferred stocks	17	18	-	35	0.00%
Total available-for-sale securities	45,862	771	344	46,289	3.46%

NOTE 5 – EARNINGS PER  COMMON SHARE

Basic earnings per common share (EPS) excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2011 and September 30, 2010:

(Dollars in thousands, except per share amounts)
	For the three months ended
	9/30/11	9/30/10
Basic EPS computation:
Net income	$258	$314
Preferred stock net accretion	(112)	(10)
Preferred stock dividends	(63)	(55)
Net income available to common stockholders	$83	$249

Weighted average shares outstanding, basic	864,976	864,976
Basic EPS	$0.10	$0.29

Diluted EPS computation:
Net income	$258	$314
Preferred stock net accretion	(112)	(10)
Preferred stock dividends	(63)	(55)
Net income available to common stockholders	$83	$249

Weighted average shares outstanding, assuming dilution	864,976	864,976
Dilutive potential shares	5,827	387
	870,803	865,363
Diluted EPS	$0.10	$0.29

(Dollars in thousands, except per share amounts)

	For the nine months ended
	9/30/11	9/30/10
Basic EPS computation:
Net income	$543	$830
Preferred stock net accretion	(132)	(30)
Preferred stock dividends	(172)	(164)
Net income available to common stockholders	$239	$636

Weighted average shares outstanding, basic	864,976	864,976
Basic EPS	$0.28	$0.74

Diluted EPS computation:
Net income	$543	$830
Preferred stock net accretion	(132)	(30)
Preferred stock dividends	(172)	(164)
Net income available to common stockholders	$239	$636
Weighted average shares outstanding, before dilution	864,976	864,976
Dilutive potential shares	2,173	335
Weighted average shares outstanding, assuming dilution	867,149	865,311
Diluted EPS	$0.28	$0.74

NOTE 6 – IMPAIRED INVESTMENT SECURITIES

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	As of September 30, 2011 (dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of states and municipalities	$1,169	$(16)	$-	$-	$1,169	$(16)
Corporate debt securities	1,986	(23)	-	-	1,986	(23)
Mortgage-backed securities	2,110	(15)	565	(92)	2,675	(107)
Total temporarily impaired securities	$5,265	$(54)	$565	$(92)	$5,830	$(146)

The investments in the Company’s investment portfolio that were temporarily impaired as of September 30, 2011 consisted of debt issued by states and municipalities, corporations and U.S. government agencies and sponsored enterprises.  The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis.  As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of September 30, 2011 and December 31, 2010:

	(Dollars in thousands)
	September 30, 2011	December 31, 2010
Commercial, financial and agricultural	$14,049	$13,568
Real estate - construction and land development	2,305	4,986
Real estate - residential	148,970	148,396
Real estate - commercial	33,948	31,294
Municipal	2,289	2,035
Consumer	8,609	4,512
	210,170	204,791
Allowance for loan losses	(2,429)	(2,326)
Deferred costs, net	422	327
Net loans	$208,163	$202,792

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments:  residential real estate, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors:  levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2011.

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate:  The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent without obtaining private mortgage insurance for any amounts over 80% and does not grant subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate:  Loans in this segment are primarily income-producing properties throughout the Farmington Valley in Connecticut.  The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which, in turn, will have an effect on the credit quality in this segment.  Management periodically obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction loans:  Loans in this segment primarily include speculative real estate development loans for which payment is derived from the sale of the property.  Credit risk is affected by cost overruns, time to sell at  adequate prices, and market conditions.

Commercial loans:  Loans in this segment are made to businesses and are generally secured by assets of the businesses.  Repayment is expected from the cash flows of the businesses.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans:  Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated component:

The allocated component relates to loans that are classified as impaired.  Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company may periodically agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR").  All TDRs are initially classified as impaired.

Unallocated component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Mortgage Servicing Rights:

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.  Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon dicounted cash flows using market-based assumptions.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

The following table presents the allowance for loan loss activity by portfolio segment for the nine months ended  September 30, 2011:

	(Dollars in thousands)
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$838	$465	$68	$360	$410	$94	$91	$2,326
Charge-offs	-	-	(203)	-	-	(29)	-	(232)
Recoveries	-	-	-	-	-	5	-	5
(Benefit)/Provision	(92)	(25)	196	(3)	75	99	80	330
Ending balance	$746	$440	$61	$357	$485	$169	$171	$2,429

Changes in the allowance for loan losses were as follows for the nine months ended  September 30, 2010:

(Dollars in thousands)
September 30, 2010
Balance at beginning of year	$2,211
Provision for loan losses	605
Charge-offs	(513)
Recoveries of loans previously charged off	6
Balance at end of period	$2,309

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)
	Real Estate:

	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total

September 30, 2011:
Allowance:
Ending balance:
Individually
evaluated for
impairment	$68	$-	$-	$-	$63	$-	$-	$131

Ending balance:
Collectively
evaluated for
impairment	678	440	61	357	422	169	171	2,298

Total allowance
for loan lease loss
ending balance	$746	$440	$61	$357	$485	$169	$171	$2,429

Loans:
Ending balance:
Individually
evaluated for
impairment	$932	$319	$508	$7	$691	$-	$-	$2,457

Ending balance:
Collectively
evaluated
for impairment	97,492	33,079	1,592	51,538	15,833	8,601	-	208,135

Total loans
ending balance	$98,424	$33,398	$2,100	$51,545	$16,524	$8,601	$-	$210,592

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

The following table presents the Company’s loans by risk rating as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)
Credit quality indicators
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
September 30, 2011:
Grade:
Pass	$97,333	$29,305	$1,410	$51,343	$13,066	$8,601	$201,058
Special Mention	-	3,386	-	-	2,648	-	6,034
Substandard	1,091	707	690	202	810	-	3,500
Total	$98,424	$33,398	$2,100	$51,545	$16,524	$8,601	$210,592

December 31, 2010:
Grade:
Pass	$99,658	$28,802	$3,650	$47,515	$14,394	$4,510	$198,529
Special Mention	260	1,798	340	-	162	-	2,560
Substandard	769	724	1,001	420	1,106	9	4,029
Total	$100,687	$31,324	$4,991	$47,935	$15,662	$4,519	$205,118

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

Risk Rating 7 (Loss) – This risk rating is assigned to loans which have been charged off or the portion of the loan that has been charged off.  “Loss” does not imply that the loan, or any portion thereof, will never be repaid, nor does it imply that there has been a forgiveness of debt.

An age analysis of past-due loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010 was as follows:

(Dollars in thousands)
					Recorded
September 30, 2011:			Greater	Total	Investment
	30-59 Days	60-89 Days	than 90 Days	Past Due	90 Days and Accruing
Real estate:
Residential	$-	$621	$-	$621	$-
Commercial	-	301	319	620	-
Construction and
land development	-	-	238	238	-
Home equity	-		-	-	-
Commercial and industrial	-	-	182	182	-
Consumer	64	21	-	85	-
Total	$64	$943	$739	$1,746	$-

December 31, 2010:

Real estate:
Residential	$529	$-	$324	$853	$-
Commercial	-	254	72	326	-
Construction and
land development	-	-	1,001	1,001	-
Commercial and industrial	-	-	203	203	-
Consumer	73	1	9	83	-
Total	$602	$255	$1,609	$2,466	$-

The following table sets forth information regarding nonaccrual loans as of September 30, 2011 and December 31, 2010:

	(Dollars in thousands)
Real Estate:	September 30, 2011	December 31, 2010
Residential	$949	$542
Commercial	319	326
Construction and land development	462	1,001
Home equity	241	420
Commercial and industrial	-	-
Consumer	21	18
Total nonaccrual loans	$1,992	$2,307

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the nine months ended September 30, 2011 and the year ended December 31, 2010.

				(Dollars in thousands)

						Income
		Unpaid		Average	Interest	Recognized
	Recorded	Principal	Related	Recorded	Income	Cash
	Investment	Balance	Allowance	Investment	Recognized	Basis
September 30, 2011:
With no related allowance recorded:
Real Estate:
Residential	$365	$379	$-	$272	$-	$-
Commercial	319	318	-	323	9	9
Construction and
land development	508	483	-	824	-	-
Home equity	7	7	-	7	-	-
Total impaired with no
related allowance	1,199	1,187	-	1,426	9	9

With an allowance recorded:
Real Estate:
Residential	567	590	68	460	15	14
Commercial and Industrial	691	690	63	691	14	14
Total impaired with an
allowance recorded	1,258	1,280	131	1,151	29	28

Total:
Real Estate:
Residential	932	969	68	732	15	14
Commercial	319	318	-	323	9	9
Commercial and Industrial	691	690	63	691	14	14
Construction and
land development	508	483	-	824	-	-
Home equity	7	7	-	7	-	-
	$2,457	$2,467	$131	$2,577	$38	$37

	(Dollars in thousands)

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2010:
With no related allowance recorded:
Real Estate:
Commercial	$326	$325	$-
Construction and land development	1,001	1,001	-
Total impaired with no related allowance	1,327	1,326	-

With an allowance recorded:
Real Estate:
Residential	384	401	79
Home equity	8	8	1
Total impaired with an allowance recorded	392	409	80

Total:
Real Estate:
Residential	384	401	79
Commercial	326	325	-
Construction and land development	1,001	1,001	-
Home equity	8	8	1
	$1,719	$1,735	$80

Recorded
Investment
Average recorded investment in impaired loans
during the year ended December 31, 2010	$2,027

Related amount of interest income recognized during the
time, in the year ended December 31, 2010 that the loans
were impaired:

Total recognized	$35

Amount recognized using a cash-basis method of accounting	$34

The following table sets forth the Bank’s loan commitments, standby letters of credit, and unadvanced portions of loans at September 30, 2011 and December 31, 2010.

LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In thousands)

	9/30/11	12/31/10

Commitments to originate loans	$6,136	$2,701
Standby letters of credit	270	233
Unadvanced portion of loans:
Construction	5,516	4,322
Commercial lines of credit	8,056	7,858
Consumer	677	735
Home equity lines of credit	27,600	24,120

Total	$48,255	$39,969

Troubled Debt Restructuring
September 30, 2011

	3 months ended				9 months ended
	9/30/11				9/30/11

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Residential	-	-	-	4	$926,665	$983,012
Commercial
Construction and land development
Home equity	-	-	-	1	$8,688	$8,606
Commercial and industrial
Consumer

Troubled debt restructurings that subsequently defaulted
Residential	-	-	-	-	-	-
Commercial
Construction and land development
Home equity	-	-	-	-	-	-
Commercial and industrial
Consumer

The Bank’s troubled debt restructurings are calculated by management.  TDRs include all accrued interest, late charges, title and recording fees, and attorney’s fees being added back to the post-modification balance.  Rates and terms of the loans remain the same.

The Bank is currently selling loans in the secondary  market on a loan by loan basis. The Company had a balance of $7,700,000 in loans serviced for others as of September 30, 2011 and the amortized cost of the related servicing rights was $51,000. The Company did not service any loans for others as of December 31, 2010.

Loans serviced for others are not included in the accompanying consolidated balance sheets. As of September 30, 2011, the unpaid principal balances of loans serviced for others were approximately $7,700,000. The Company did not service any loans for others as of December 31, 2010.

The balance of capitalized servicing rights included in other assets at September 30, 2011 was approximately $51,000. Approximately $54,000 of mortgage servicing rights were capitalized during the nine months ended Sepember 30, 2011 and amortization of mortgage servicing rights recognized was approximately $3,000, for the nine months ended September 30, 2011.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Securities sold under agreements to repurchase consist of funds borrowed from customers on a short-term basis secured by portions of the Company's investment portfolio.  The securities which were sold have been accounted for not as sales but as borrowings.  The securities consisted of debt securities issued by the U.S. Treasury and other U.S. government sponsored enterprises, corporations and agencies and states and municipalities.  The securities were held in safekeeping by Morgan Stanley, under the control of the Company.  The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.  The agreements mature generally within three months from date of issue.

NOTE 9 – SUBSEQUENT EVENTS

On September 30, 2011, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission to register 100,000 shares of its common stock, no par value, to be issued under the SBT Bancorp, Inc. Dividend Reinvestment Plan.  The Company estimates that approximately one-half of its shareholders will participate in the Dividend Reinvestment Plan which would result in approximately $220,000 annually in new capital at the current dividend rate.  The Dividend Reinvestment Plan will also offer shareholders the opportunity to purchase up to $5,000 in common stock per calendar quarter through the plan.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

Certain statements contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or words of similar meaning.  These forward-looking statements include statements relating to the Company’s anticipated future financial performance, projected growth and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from developments or events, the Company’s business and growth strategies.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors.  The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements:

•
economic conditions (both generally and in the Company’s markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;

•	the general decline in the real estate and lending market may continue to negatively affect the Company’s financial results;

•	inaccuracies in management’s assumptions used in calculating the appropriate amount to be placed into the Company’s allowance for loan and lease losses;

•	restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals;

•
legislative and regulatory changes (including the unexpected impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject the Company to additional regulatory oversight which may result in increased compliance costs and/or require the Company to change its business model;

•	changes in accounting standards and compliance requirements may adversely affect the businesses in which the Company is engaged;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce margins or the volumes or values of the loans the Company makes;

•	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than the Company can;

•	the Company’s ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•	adverse changes may occur in the equity markets;

•	war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and

•	economic, governmental or other factors may prevent the projected population and residential and commercial growth in the markets in which the Company operates.

Forward-looking statements speak only as of the date on which they are made.  The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources.  The discussion should be read in conjunction with the consolidated financial statements of the Company for the nine months ended September 30, 2011.  All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the nine months ended September 30, 2011 not misleading have been made.

The Company’s only business is its investment in The Simsbury Bank and Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services.  The Bank offers a full range of banking services, including commercial loans, real estate term loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and safe deposit and other customary non-deposit banking services to consumers and businesses in north central Connecticut.

The Bank offers investment products and services to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and its affiliation with the securities broker/dealer, LPL Financial LLC.

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

Overview

For the nine months ended September 30, 2011, net income amounted to $543,000, or $0.28 per diluted share.  Net income and earnings per share for the first quarter of 2011 were impacted by a one-time charge related to the Bank’s formation of a Passive Investment Company (PIC).  Earnings per share for the third quarter of 2011 were impacted by a one-time reduction in net income available to common shareholders related to the redemption of all of the outstanding shares of preferred stock issued to the United States Department of the Treasury (the “Treasury”) under the TARP Capital Purchase Program (the “CPP Preferred Stock”).  Excluding these one-time items net income for the nine months ended September 30, 2011 would have been $715,000 or $0.60 per common diluted share. This compares to net income of $830,000, or $0.74 per diluted share, for the nine months ended September 30, 2010.

The following table demonstrates the impact of these one-time items:

	Three Months Ended 9/30/11		Nine Months Ended 9/30/11
	Net Income	EPS	Net Income	EPS
GAAP Basis	$258,000	$0.10	$543,000	$0.28
PIC 2011Q1 Net Charges	-	-	$172,000	$0.20
CPP Refunding EPS Impact	-	$0.12	-	$0.12
Results Excluding One-Time Items	$258,000	$0.22	$715,000	$0.60

Total deposits on September 30, 2011 were $319 million, an increase of $49 million, or 18%, over a year ago.  This growth was mainly in core deposits (Demand, Savings and NOW accounts).  The Company’s deposits from municipalities grew by $26 million, or 66%, over a year ago.  At September 30, 2011, 19% of total deposits were in non-interest bearing demand accounts, 57% were in low-cost savings and NOW accounts and 24% were in time deposits.

At September 30, 2011, loans outstanding were $211 million, an increase of $1.5 million, or 1%, over a year ago.  With a loan loss provision of $165,000 during the quarter, the Company’s allowance for loan losses at September 30, 2011 was 1.15% of total loans.  The profile of the Company’s loan portfolio remains relatively low-risk.   The Company had non-accrual loans totaling $2 million equal to 0.95% of total loans on September 30, 2011 compared to non-accrual loans totaling $2.5 million or 1.18% of total loans a year ago.  Total non-accrual loans and loans 30 or more days delinquent increased slightly to 1.34% of loans outstanding on September 30, 2011from 1.28% of loans outstanding on September 30, 2010.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $3,165,000 in the third quarter of 2011 compared to $3,116,000 a year ago, an increase of 2.0%.  Net interest and dividend income declined by approximately 2%, while noninterest income increased by $105,000, or 21%, primarily due to an increase in gain on sales of securities and gain on loans sold.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.11% for the third quarter of 2011 compared to 3.75% for the third quarter of 2010.  The Company’s cost of funds declined during the third quarter of 2011 compared to the third quarter of 2010.  However, the Company experienced a greater decline in yield on assets as compared to the decline in cost of funds.

Total noninterest expenses for the third quarter were $2,688,000, an increase of $173,000, or 7%, over the third quarter of 2010.  Salaries and employee benefit expenses and professional fees accounted for the majority of the increase in expenses. These expenses were primarily associated with strategic initiatives to position the Company for future growth.  For the nine months ended September 30, 2011, total noninterest expenses were $8,081,000 compared to $7,268,000 for the nine months ended September 30, 2010, an increase of 11%.

During the third quarter of 2011, the Company received $9 million in capital through the Treasury’s Small Business Lending Fund (the “SBLF”).  The SBLF was created by the Treasury to encourage banks to increase lending to small businesses by providing additional capital to eligible banks at an adjustable dividend rate based on the volume of qualified lending.  More than 900 banks applied for SBLF funds and only 332 were approved by the Treasury.  The initial weighted average dividend rate for the Company is 3%.  As the Company’s small business loans increase over the next several quarters, the dividend rate on the entire $9 million in capital is expected to decline to the minimum dividend rate of 1%.  The Company used approximately $4.2 million of the proceeds to redeem all of the outstanding shares of CPP Preferred Stock issued to the Treasury.  In connection with the redemption of the shares of CPP Preferred Stock, a one-time reduction in net income available to common shareholders was incurred in the quarter ended September 30, 2011 totaling $105,000 or $0.12 per diluted share.

In January of 2011, the Bank formed a subsidiary Passive Investment Company (PIC).  Under State of Connecticut statutes, such a company is not subject to Connecticut corporation business tax.  Provided that statutory requirements and certain other conditions are met, the current annual benefit to net income of establishing the PIC should exceed $100,000.  This benefit may adjust upward or downward as the Bank’s net income changes over time.  Net income for the nine months ended September 30, 2011 was negatively impacted by certain non-recurring tax charges incurred in establishing the PIC, net of a favorable federal tax adjustment, resulting in a $172,000 one-time net charge reflected in the Company’s first quarter of 2011 income tax provision.

Capital levels for the Bank on September 30, 2011 were above those required to meet the regulatory “well-capitalized” designation.

Capital Ratios 9/30/11
	The Simsbury Bank and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.27%	5.00%
Tier 1 Risk-Based Capital Ratio	13.63%	6.00%
Total Risk-Based Capital Ratio	14.88%	10.00%

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

Net interest and dividend income after provision for loan losses plus non-interest income was $3,000,000 for the third quarter of 2011 compared to $2,936,000 for the third quarter of 2010.  The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.11% for the quarter ended September 30, 2011 from  3.75% for the quarter ended September 30, 2010.  The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.98% for the quarter ended September 30, 2011 from 3.59% for the quarter ended September 30, 2010.  The Company’s yield on interest earning assets decreased during the third quarter of 2011 to 3.58% as compared to 4.39% for the third quarter of 2010 and the cost of deposits and borrowings decreased to 0.60% for the third quarter of 2011 from 0.80% for the third quarter of 2010.

Net interest and dividend income after provision for loan losses plus non-interest income was $8,932,000 for the first nine months of 2011 compared to $8,349,000 for the comparable period in 2010.  The Company’s net interest margin, as defined in the immediately preceding paragraph , decreased to 3.23% for the nine months ended September 30, 2011 from 3.88% for the nine months ended September 30, 2010. The Company’s net interest spread, as defined in the immediately preceding paragraph, decreased to 3.08% for the nine months ended September 30, 2011 from 3.71% for the nine months ended September 30, 2010. The Company’s yield on interest earning assets decreased during the first nine months of 2011 to 3.74% as compared to 4.56% for the comparable period in 2010, which more than offset the decrease in the cost of deposits and borrowings to 0.66% for the nine months ended September 30, 2011 from 0.85% for the same period in 2010.

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines.  The total allowance for loan losses at September 30, 2011 was $2,429,000 or 1.15% of outstanding loans as compared to $2,326,000 or 1.13% of outstanding loans as of December 31, 2010.   The Company charged off three loans totaling $50,105 in the third quarter of 2011 compared to four loans totaling $178,942 for the third quarter of 2010.  For the nine months ended September 30, 2011, the Company charged off nine loans totaling $232,399 compared to six loans totaling $513,066 in the nine months ended September 30, 2010.  During the third quarter of 2011, the Company had two recoveries totaling $425 compared to one recovery for the third quarter of 2010 totaling $1,150.  For the nine months ended September 30, 2011, the Company had seven recoveries totaling $5,558 compared to six recoveries totaling $5,644 for the nine months ended September 30, 2010.  The Company believes the allowance for loan losses is appropriate.

Non-interest Income and Non-interest Expense

Total non-interest income (which is derived mainly from service and overdraft charges) for the three months ended September 30, 2011 was $609,000 compared to $504,000 for the same period in the prior year.  Total non-interest income for the first nine months of 2011 was $1,708,000, an increase of $456,000 from $1,252,000 for the first nine months of 2010.  The increase in total non-interest income was primarily due to an increase in gain on sales of securities, gain on loans sold, and an increase in fees and commissions related to investment services. At September 30, 2011 the Company had approximately 21,000 deposit accounts, compared to 21,200 at December 31, 2010.

Total non-interest expense for the three months ended September 30, 2011 was $2,688,000 compared to $2,515,000 for the same period in the prior year.  Total non-interest expense for the first nine months of 2011 was $8,081,000, an increase of $813,000 over total non-interest expense of $7,268,000 for the first nine months of 2010.  Salaries and employee benefit expenses and professional fees accounted for approximately 95% of the increase in expenses.  These expenses were primarily associated with strategic initiatives to position the Company for future growth.  The ratio of annualized operating expenses to average assets was 3.28% for the third quarter of 2011 compared to 3.38% for the third quarter of 2010.

Salaries and employee benefits comprised approximately 52% of total non-interest expense for the three months ended September 30, 2011 and 49% for the same period in the prior year.  Other major categories included premises and equipment, which comprised approximately 12% of non-interest expense for the three months ended September 30, 2011 and 14% for the three months ended September 30, 2010; advertising and promotions, which comprised approximately 5% and 4%, respectively, of total non-interest expense for each of the three months ended September 30, 2011 and 2010; and professional fees, which comprised approximately 9% and 7%, respectively, of total non-interest expense for the three months ended September 30, 2011 and 2010.

Salaries and employee benefits comprised approximately 52% of total non-interest expense for the nine months ended September 30, 2011 and 48% for the same period in the prior year.  Other major categories included premises and equipment, which comprised approximately 13% of non-interest expense for the nine months ended September 30, 2011 and 15% for the nine months ended September 30, 2010; advertising and promotions, which comprised approximately 4% of total non-interest expense for each of the nine months ended September 30, 2011 and 2010; and professional fees, which comprised approximately 8% and 7%, respectively, of total non-interest expense for the nine months ended September 30, 2011 and 2010.

Income Taxes

The effective income tax rate for the three months ended September 30, 2011 and September 30, 2010 was 17.3% and 25.4%, respectively.  The effective income tax rate for the nine months ended September 30, 2011 and September 30, 2010 was 36.2% and 23.2%, respectively.  Due to the creation of a special purpose entity under State of Connecticut statues, the Company will no longer incur state income tax liability except for the minimum tax.  Therefore, the Company incurred a one-time charge to expense for the reversal of state deferred tax assets, net of federal benefit, which will not be utilized.  Excluding this one-time charge, the effective income tax rate for the three and nine months ended September 30, 2011 would have been 17.80% and 15.98%, respectively.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements.  At September 30, 2011, the Company had 40 securities with a carrying value totaling $15,997,000 pledged for such purposes.  At December 31, 2010, the Company had 45 securities with a carrying value totaling $16,587,000 pledged for such purposes.

As of September 30, 2011 and December 31, 2010, the Company’s investment portfolio consisted of U.S. government and agency securities, municipal securities, corporate bonds, mortgage-backed securities, money market securities, and U.S.-government-sponsored agency equity securities.  The U.S. government-sponsored agency equity securities were sold in May of 2011 for a gain of $162,000.  The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

The fair market value of investments in available-for-sale securities as of September 30, 2011 was $49,443,000, which is 2.4% above amortized cost, compared to $46,289,000, which was 1% above amortized cost as of December 31, 2010.  The Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.”  ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  Management evaluates the Company’s investment portfolio on an ongoing basis.  As of September 30, 2011, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

Loan Portfolio

The Company’s loan portfolio as of the end of the third quarter of 2011 was comprised of approximately 75% mortgage and consumer loans and 25% commercial loans.  The Company does not have any concentrations in its loan portfolio by industry or group of industries.  However, as of September 30, 2011, approximately 86% of the Company’s loans were secured by residential real property located in Connecticut compared with 71% as of December 31, 2010.

There were approximately $148,970,000 of residential mortgage loans as of September 30, 2011, which represented a .38% increase from December 31, 2010. The Company sold nineteen loans in the three months ended September 30, 2011 with an aggregate principal balance of $3,660,000, which resulted in a gain of $104,000.  The Company sold forty four loans in the nine months ended September 30, 2011 with an aggregate principal balance of $7,761,000, which resulted in a gain of $193,600.  The Company had $10,000 in fee income for the three months ended September 30, 2011 and $21,000 for the nine months ended September 30, 2011. The Company sold twenty three loans in the three months ended September 30, 2010 with an aggregate principal balance of $5,095,000 which resulted in a gain of $93,400. The Company sold twenty four loans in the nine months ended September 30, 2010 with an aggregate principal balance of $5,280,000 which resulted in a gain of $101,000. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At September 30, 2011, the Company had total consumer loan balances of approximately $8,609,000, representing a 91% increase from the consumer loan balances at December 31, 2010.  As of September 30, 2011, the Company had approximately $7,741,000 in consumer auto loans purchased from BCI Financial Corp. (BCI) on its books compared to approximately $3,791,000 in auto loans purchased from BCI on its books as of December 31, 2010. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI.  As part of the agreement, BCI services the loans for the Company.

The September 30, 2011 balance for commercial loans was $52,500,000, a 4.3% increase from the commercial loan balance at December 31, 2010.  The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes.  Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years.  Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Company is subject to certain lending limits.  With certain exceptions, the Company is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Company’s capital and reserves.  Credit equaling an additional 10% of the Company’s capital and reserves may be extended if the credit is fully secured by qualified collateral of limited types.  As of September 30, 2011, the Company’s lending limits were $4,369,000 and $7,281,000, respectively.  As of December 31, 2010, these lending limits were $3,607,000 and $6,011,000, respectively.  The Company sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily.  Loans over 90 days past due are deemed non-performing and are placed on a non-accrual status.  Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  The Company had 16 non-accrual loans at September 30, 2011 with an aggregate balance of approximately $1,992,000 and 19 non-accrual loans at December 31, 2010 with an aggregate balance of approximately $2,307,000.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner by the Company is known as “other real estate owned” (OREO) and is carried on the books of the Company as an asset at the lesser of the Company’s recorded investment or the fair value less estimated costs to sell.  The Company had no OREO property at September 30, 2011 compared to one OREO property carried on the books of the Company at $350,121 at December 31, 2010.  This OREO property was sold in May 2011 for a loss of $28,000.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure (“TDR”).  All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status.  Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months.  The Company had five TDR loans at September 30, 2011 with a balance of approximately $976,000 compared to three TDR loans at December 31, 2010 with a balance of approximately $408,000.

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

As of September 30, 2011, the Company had classified loans with a combined outstanding balance of $3,500,000 compared to $4,029,000 as of December 31, 2010.  The Company had no exposure to sub-prime loans in its loan portfolio as of September 30, 2011 and December 31, 2010.  The Company overall asset quality and loan loss reserves of 1.15% of loans as of September 30, 2011 compare favorably to its peer banks.

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

Deposits

Deposits are the Company’s primary source of funds.  At September 30, 2011, the Company had a deposit mix of 31% checking, 45% savings, and 24% certificates of deposit.  The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits.  As of December 31, 2010, the deposit mix was 34% checking, 37% savings, and 29% certificates of deposit.  At September 30, 2011, nineteen percent of the total deposits of $318,918,000 were non-interest-bearing compared to twenty one percent of the Company’s total deposits of $269,279,000 that were non-interest-bearing at December 31, 2010.  As of September 30, 2011 and December 31, 2010, the Company had $70,304,000 and $35,600,000, respectively, in deposits from public sources.

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

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities.  One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (CDARS).  This allows the Company to offer its customers FDIC insurance on deposits in excess of $250,000, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network.  Accounts placed in this manner are considered brokered deposits.  As of September 30, 2011, the Company had $7,868,000 of deposits in the CDARS network compared to $7,701,000 of deposits in the CDARS network as of December 31, 2010.  The Company had no other brokered deposits as of September 30, 2011 and December 31, 2010.

Liquidity of a financial institution such as a bank is measured based on its ability to have liquid assets sufficient to meet its short term obligations.  The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company.  The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future.  As of September 30, 2011, the Company held $79.7 million in cash and cash equivalents and $33.4 million in available-for-sale securities, net of pledged securities, for total liquid assets of $113.1 million.  The Company anticipated short term liability obligations of $45.1 million for a basic surplus of $68.0 million, representing 19% of total assets.  As of December 31, 2010, the Company’s held $30.9 million in cash and cash equivalents and $29.7 million in available-for-sale securities, net of pledged securities, for total  liquid assets of $60.6 million.  The Company anticipated short term liability obligations of $34.7 million for a basic surplus of $25.9 million, which represented 9% of total assets.

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

At September 30, 2011 and December 31, 2010, the Company’s capital exceeded all minimum regulatory requirements and the Company was considered to be “well capitalized” as defined in the regulations issued by the FDIC.

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

Financial institutions are also affected by inflation’s impact on non-interest expenses such as salaries and occupancy expenses.  From 1992 through September 30, 2011, inflation has remained relatively stable due primarily to continuous management of the money supply by the Federal Reserve.  Based on the Company’s interest-rate-sensitivity position, the Company may be adversely affected by changes in interest rates in the short term.  As such, the management of the money supply by the Federal Reserve to control the rate of inflation has an indirect impact on the earnings of the Company.  Also, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Company.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

3(i).2
Certificate of Amendment to the Certificate of Incorporation of SBT Bancorp, Inc. establishing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s 8-K filed on August 12, 2011)

3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K12G3 filed on March 7, 2006)

10.1
Small Business Lending Fund – Securities Purchase Agreement, dated August 11, 2011, between SBT Bancorp, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 12, 2011)

10.2
Repurchase Agreement, dated August 11, 2011, between SBT Bancorp, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the CPP Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K/A filed on August 16, 2011)

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

SBT BANCORP, INC.

Date: November 14, 2011	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Anthony F. Bisceglio
Anthony F. Bisceglio
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K filed on March 31, 2009)

3(i).2
Certificate of Amendment to the Certificate of Incorporation of SBT Bancorp, Inc. establishing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s 8-K filed on August 12, 2011)

3(ii)	Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K12G3 filed on March 7, 2006)

10.1
Small Business Lending Fund – Securities Purchase Agreement, dated August 11, 2011, between SBT Bancorp, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 12, 2011)

10.2
Repurchase Agreement, dated August 11, 2011, between SBT Bancorp, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the CPP Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K/A filed on August 16, 2011)

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