Form 10-K
period 2011-12-31
SBT Bancorp, Inc.
filed 2012-03-30
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter, is $14,352,242.

As of March 28, 2012, 876,394 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SBT Bancorp, Inc.’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (the “Annual Report”) are incorporated by reference into Part II of this Form 10-K, and portions of SBT Bancorp, Inc.’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be held May 8, 2012 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

The Bank was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995.  The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof.  The Bank is not a member of the Federal Reserve System.  The Bank's main office and its corporate offices are located in the town of Simsbury, Connecticut.  The Bank has branch offices in the towns of Granby, Avon, and Bloomfield, Connecticut. The Bank also maintains a mortgage center in Canton, Connecticut.  Services to the Bank’s customers are also provided through SBT Online Internet banking.  The Bank's customer base consists primarily of individual consumers and small businesses in north central Connecticut.  The Bank has in excess of 21,000 deposit accounts.

At year end, the Bank also has seven ATMs; two are located at each of its main office and its Bloomfield office, and one at each of the other branch/business offices.  The ATMs generate activity fees based upon utilization by other banks' customers.

The Bank offers a full range of commercial banking services to residents and businesses in its primary and secondary markets through a wide variety of commercial loans and residential mortgage programs as well as home equity lines and loans, FDIC-insured checking, savings, and IRA accounts, 401K rollover accounts, as well as safe deposit and other customary non-deposit banking services.  The Bank offers investment products to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and through its affiliation with the securities broker/dealer LPL Financial Corporation.

In May of 2010, the Bank formed NERE Holdings, Inc., a subsidiary to hold real estate primarily acquired through foreclosures.  In January of 2011, the Bank formed Simsbury Bank Passive Investment Company, a subsidiary Passive Investment Company (PIC).  Under current State of Connecticut statutes, Simsbury Bank Passive Investment Company is not subject to Connecticut corporation business taxes.

During the third quarter of 2011, the Company received $9 million in capital through the Small Business Lending Fund (the “SBLF”) administered by the United States Department of the Treasury (the “Treasury”).  The SBLF was created by the Treasury to encourage banks to increase lending to small businesses by providing capital to eligible banks at an adjustable dividend rate based on the volume of qualified lending.  Of the more than 900 applicants for SBLF funds, only 400 were preliminarily approved by the Treasury and of these preliminary approvals, only 332 applicants subsequently received SBLF funds.  The Company’s initial weighted average dividend rate is 3%.  As the Company’s small business loans increase over the next several quarters, the dividend rate on the entire $9 million in capital is expected to decline to the minimum dividend rate of 1%.  The Company used approximately $4.3 million of the proceeds to redeem all of the outstanding shares of preferred stock issued to the Treasury under the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).  In connection with the redemption of the shares of preferred stock issued to the Treasury under the TARP CPP, a one-time reduction in net income available to common shareholders was incurred in the quarter ended September 30, 2011 totaling $105,000 or $0.12 per diluted share.

As of December 31, 2011, approximately 86% of the Bank's loans were secured by residential property located in Connecticut.

The Bank’s deposits increased by $76 million or 28% in 2011.  The Bank’s total assets at year-end 2011 were $377 million, an increase of $81 million or 27% from $296 million at year-end 2010.  The Bank’s loan portfolio increased by $11 million or 6% in 2011 and ended the year at $217 million.  The Bank’s loan-to-deposit ratio, an important determinant of net interest income, decreased to 63% at year-end 2011 compared to 76% at year-end 2010.

The Bank had net income of $909 thousand ($0.64 per common share) for the year ended December 31, 2011, a decrease of $237 thousand from the net income of $1.1 million ($1.03 per common share) reported for the year ended December 31, 2010.

Banking is a business that depends on rate differentials.  In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings.  These rates are highly sensitive to many factors that are beyond the control of the Bank.  Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including, without limitation, inflation, deflation, recession and unemployment.

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

Market Area

The towns of Simsbury, Avon, Bloomfield, and Granby, which comprise the Bank's primary market, are located in north central Connecticut, west of the Connecticut River near the northern corner of Hartford.  All four towns are situated near Interstate Routes 91 and 84.  Bradley International Airport is located nearby and provides a convenient alternative to road and rail systems for passengers and cargo.

The road network from each of the towns included in the Bank's secondary market of Barkhamsted, Canton, East Granby and New Hartford leads through its primary market towns.  Residents of these communities, therefore, may travel near the Bank's offices and find it convenient to bank there.

Based on the most current information available, the Bank's primary and secondary markets have a median household income of $91,280.  This household income level places the Bank’s overall market approximately 39% above the median income of all Connecticut's households.  Compared to the nation as a whole, the median income in the Bank's primary and secondary market is approximately 85% greater than the median income for all U.S. households.  By themselves, the towns of Simsbury and Avon had median household incomes of over $114,846, placing them 132% above the median income for the U.S. and 75% above the median income of all households in Connecticut.

Educational attainment in the Bank's primary and secondary markets is similarly high.  Forty eight percent of the residents aged twenty-five and over in the eight towns are college graduates.  In Avon, Bloomfield, Granby and Simsbury, the percentage of residents aged twenty-five and over who are college graduates averages 43%.

Employees

At December 31, 2011, the Company employed 2 people, both of whom were full-time employees and the Bank employed a total of 73 people, which consisted of 63 full-time employees and 10 part-time employees.  Neither the Company’s employees nor the Bank's employees are represented by any union or other collective bargaining agreement, and the Company and the Bank believe their employee relations are satisfactory.

Competition

The banking and financial services business in Connecticut generally, and in the Bank's market areas specifically, is highly competitive.  The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.  The Bank competes for loans, deposits and financial services customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers.  Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader array of financial services than the Bank.  In order to compete with these other financial services providers, the Bank relies principally upon its strong reputation for service excellence, personal relationships established by its officers, directors and employees with its customers, advertising and public relations, local decision making, strong customer friendly product features and competitive pricing, and excellent technology.

The Bank's primary and secondary markets have a number of banking institutions which offer a variety of financial products.  The types of institutions range from large nationwide and regional banks to various institutions of smaller size.  Simsbury is served by seven depository institutions with a total of seven offices.  Of these institutions, there are four commercial banks, one savings bank and two credit unions.  Avon is served by eight depository institutions with nine offices.  Of these institutions, there are four commercial banks and four savings banks.  Granby is served by five depository institutions with the same number of offices.  Two of these institutions are commercial banks and three are savings banks.  Bloomfield is served by nine depository institutions with twelve offices.  Of these institutions, there are four commercial banks, two savings banks, and three credit unions.  The total eight-town area of the Bank's primary and secondary markets is served by eighteen institutions.

As of June 30, 2011, the top three banks in Simsbury, by deposit account market share, were the Bank (33%), Bank of America (29%), and Webster Bank (16%).  The top three banks in Avon were Bank of America (24%), People’s Bank (21%), and Webster Bank (14%).  The Bank ranked at the top sixth, with 8% of the deposit account market share.  In Granby, the top three banks were the Bank (31%), Windsor Federal Savings And Loan Association (27%) and Bank of America (23%).  In Bloomfield, the top three banks were Wells Fargo Bank (29%), Webster Bank (24%) and Bank of America (24%).  The Bank ranked at the top fifth, with 7% of the deposit account market share.  In the Bank’s primary market (Simsbury, Granby, Avon, and Bloomfield), the top 3 banks, as of June 30, 2011, were Bank of America with 25% of the market,  the Bank with 17%, and Webster Bank with 15%.  In the total eight-town area of the Bank's primary and secondary markets, the top three banks were Bank of America with 24% of the market, Webster Bank with 15% and the Bank with 14%.

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

Since September 2008, the President and United States Congress, United States Department of the Treasury, Federal Deposit Insurance Corporation, and Federal Reserve Board have, within their respective authorities, enacted legislation, promulgated regulations, created special programs, and taken other actions to address the financial market crisis and continuing economic recession.  This includes the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”) effective July 21, 2010, which resulted in, and will continue to result in, significant changes being made to the nation’s financial market regulatory system in order to address the causes of the financial market crisis. The Bank’s competitive position relative to other banks and financial services companies have been affected by some of the changes implemented as a result of the Dodd-Frank Act.

Moreover, legislation and regulatory proposals that could affect the Bank and the banking industry in general may be introduced before the United States Congress, the Connecticut General Assembly and various governmental agencies.  These proposals may include measures that may further alter the structure, regulation and competitive relationship of financial institutions and that may subject the Bank to increased regulation, disclosure and reporting requirements.  In addition, the various bank regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation, including the Dodd-Frank Act.  As these proposals are enacted, the Bank anticipates that its competitive position will be further impacted.  However, it is uncertain at this time when the proposals will be enacted and how they will impact the Bank’s competitive position.

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

The Bank Holding Company Act of 1956 (the “BHC Act”) limits the types of companies which the Company may acquire or organize and the activities in which they may engage.  In general, a bank holding company and its subsidiaries are prohibited from engaging in or acquiring control of any company engaged in non-banking activities unless such activities are so closely related to banking or managing and controlling banks as to be a proper incident thereto.  Activities determined by the FRB to be so closely related to banking within the meaning of the BHC Act include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation service; operating a collection agency; and providing certain courier services.  The FRB also has determined that certain other activities, including real estate brokerage and syndication, land development, property management, and underwriting of life insurance unrelated to credit transactions, are not closely related to banking and, therefore, are not proper activities for a bank holding company.

The BHC Act requires every bank holding company to obtain the prior approval of the FRB before acquiring substantially all the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of, any bank.  Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank.

In November 1999, Congress amended certain provisions of the BHC Act through passage of the Gramm-Leach-Bliley Act.  Under this legislation, a bank holding company may elect to become a “financial holding company” and thereby engage in a broader range of activities than would be permissible for traditional bank holding companies.  In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under FRB regulations,and all such subsidiaries must have achieved a rating of “Satisfactory” or better with respect to meeting community credit needs.  Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto, as determined by the FRB.  The Gramm-Leach-Bliley Act identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities.  The Company currently owns a financial subsidiary, SBT Investment Services, Inc.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for banks described below under the heading “Capital Standards.”  The Company exceeded all current regulatory capital requirements and is considered “well capitalized” as of December 31, 2011.

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

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, the Bank is subject to deposit insurance assessments by the FDIC.  (See “Premiums for Deposit Insurance.”)  Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Board of Governors of the Federal Reserve System.

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

Dodd-Frank Wall Street Reform And Consumer Protection Act Of 2010

The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes such as, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

Effective in July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. This significant change to existing law has not had an adverse impact on our net interest margin.

The Dodd-Frank Act also changed the base for FDIC deposit insurance assessments. Assessments are now based on average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits. The Dodd-Frank Act also increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account and provided that non-interest bearing transaction accounts and certain Interest on Lawyer Trust Accounts (IOLTAs) where the accrued interest is paid to state bar associations or other organizations to fund legal assistance programs have unlimited deposit insurance through December 31, 2012. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets, including the Bank.

The Dodd-Frank Act requires publicly traded companies to give their shareholders a non-binding vote on executive compensation (“say on pay”) and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.  Because the Company qualifies as a “smaller reporting company” under the rules of the Securities and Exchange Commission, the “say on pay” requirement is not applicable to the Company until 2013.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, which authority does not extend to the Bank at this time since we do not meet the asset threshold.

The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies, which exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities; however, bank holding companies with assets of less than $15 billion as of December 31, 2009 are permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital and bank holding companies with assets of less than $500 million are permitted to continue to issue trust preferred securities and have them count as Tier 1 capital.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and certain yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum, they will increase our operating and compliance costs and could increase our interest expense.

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

During the third quarter of 2011, the Company redeemed all of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock issued to the Treasury under the TARP CPP for approximately $4.3 million after the Company received $9 million in capital through the Treasury’s Small Business Lending Fund (the “SBLF”).  The SBLF was created by the Treasury to encourage banks to increase lending to small businesses by providing capital to eligible banks at an adjustable dividend rate based on the volume of qualified lending.  The Company’s initial weighted average dividend rate is 3%.  As the Company’s small business loans increase over the next several quarters, the dividend rate on the entire $9 million in capital is expected to decline to the minimum dividend rate of 1%.

In connection with the redemption of the shares of Series A Preferred Stock and Series B Preferred Stock, a one-time reduction in net income available to common shareholders was incurred in the quarter ended September 30, 2011 totaling $105,000 or $0.12 per diluted share.

Following the redemption of the shares of Series A Preferred Stock and Series B Preferred Stock, the executive compensation and corporate governance regulations promulgated by Treasury in June 2009 and referenced above generally cease to be applicable to the Company.  However, certain disclosure rules, such as the annual certifications included in the Company’s Form 10-K, survive for a fiscal year in which any part of such fiscal year included a period when Treasury held the Series A Preferred Stock and Series B Preferred Stock (in this instance, the fiscal year ended December 31, 2011).

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

Capital Standards

The FDIC has adopted risk-based capital guidelines to which FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank, are subject.  The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to the differences in risk profiles among banking organizations.  Banks are required to maintain minimum levels of capital based upon their total assets and total “risk-weighted assets.”  For purposes of these requirements, capital is comprised of both Tier 1 and Tier 2 capital.  Tier 1 capital consists primarily of common stock and retained earnings.  Tier 2 capital consists primarily of loan loss reserves, subordinated debt, and convertible securities.  In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  A bank’s total “risk-based assets” are determined by assigning the bank’s assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks.  The greater the risk associated with an asset, the greater the amount of such asset that will be subject to capital requirements.  Banks must satisfy the following three minimum capital standards to not be categorized as “under-capitalized”:  (1) a Tier 1 leverage ratio of (a) at least 4%, or (b) at least 3% if the bank was rated 1 in its most recent examination and is not experiencing or anticipating significant growth, (ii) a Tier 1 risk-based capital ratio of at least 4%, and (iii) a total risk-based capital ratio of at least 8%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines specific capital categories based upon an institution’s capital ratios.  The capital categories, in declining order, are: (i) “well capitalized”; (ii) “adequately capitalized”; (iii) “under-capitalized”; (iv) “significantly under-capitalized”; and (v) “critically under-capitalized”.  Under FDICIA and the FDIC’s prompt corrective action rules, the FDIC may take any one or more of the following actions against an “under-capitalized” bank:  restrict dividends and management fees, restrict asset growth, and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval.  If a bank is “significantly under-capitalized”, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks, and restrict compensation to any senior executive officer.  When a bank becomes “critically under-capitalized” (i.e., the ratio of tangible equity to total assets is equal to or less than 2%), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law.  Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains “critically under-capitalized” during the calendar quarter beginning 270 days after the date on which the bank became “critically under-capitalized”.

The regulations implementing these provisions of FDICIA provide that a bank will be classified as “well capitalized” if it (i) has a Tier 1 leverage ratio of at least 5%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, (iii) has a total risk-based capital ratio of at least 10%, and (iv) meets certain other requirements. A bank will be classified as “adequately capitalized” if it (i) has a Tier 1 leverage ratio of (a) at least 4%, or (b) at least 3% if the bank was rated 1 in its most recent examination and is not experiencing or anticipating significant growth, (ii) has a Tier 1 risk-based capital ratio of at least 4%, (iii) has a total risk-based capital ratio of at least 8%, and (iv) does not meet the definition of “well capitalized.” A bank will be classified as “undercapitalized” if it (i) has a Tier 1 leverage ratio of (a) less than 4%, or (b) less than 3% if the bank was rated 1 in its most recent examination and is not experiencing or anticipating significant growth, (ii) has a Tier 1 risk-based capital ratio of less than 4%, or (iii) has a total risk-based capital ratio of less than 8%. A bank will be classified as “significantly undercapitalized” if it (i) has a Tier 1 leverage ratio of less than 3%, (ii) has a Tier 1 risk-based capital ratio of less than 3%, or (iii) has a total risk-based capital ratio of less than 6%. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2%. An insured depository institution may be deemed to be in a lower capitalization category if the FDIC has determined (i) that the insured depository institution is in unsafe or unsound condition or (ii) that, in the most recent examination of the insured depository institution, the insured depository institution received and has not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings, or liquidity.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table below.  Management of the Bank believes there are no conditions that have changed the Bank’s category since December 31, 2011.

The following table presents the amounts of regulatory capital and capital ratios for the Bank compared to the minimum regulatory capital requirements to be categorized as “well capitalized” as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Ratio	Capital Minimum Requirement	Ratio	Capital Minimum Requirement

Tier 1 leverage ratio	7.46%	5.00%	7.00%	5.00%
Tier 1 risk-based ratio	13.19%	6.00%	11.41%	6.00%
Total risk-based ratio	14.44%	10.00%	12.66%	10.00%

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

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

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Due to the recent difficult economic conditions, deposit insurance per account owner was raised to $250,000. That limit was made permanent by the Dodd-Frank Act.  The FDICIA is applicable to depository institutions and deposit insurance. The FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator. Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits.

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules. In particular, the definition of an institution's deposit insurance assessment base is being changed from total deposits to total assets less tangible equity. In addition, the FDIC is revising the deposit insurance assessment rates down. The changes were effective April 1, 2011. The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively. However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

The Dodd-Frank Act also provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage from December 31, 2010 through December 31, 2012. This temporary unlimited deposit insurance covers only noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts (IOLTAs) where the accrued interest is paid to state bar associations or other organizations to fund legal assistance programs.

Insured depository institution failures over the past few years, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows.  Effective January 1, 2011, the FDIC increased the designated reserve ratio from 1.25 to 2.00.  In addition, the increased deposit insurance coverage of $250,000 per account owner may result in even larger losses to the Deposit Insurance Fund.

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

The Bank expensed $360,554 in FDIC assessments in 2011 and $402,837 in 2010. A prepaid assessment of approximately $1.4 million was made during the fourth quarter of 2009 which runs through 2012.

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

The Bank’s Canton mortgage center is located at 250 Albany Turnpike, Canton, Connecticut.  The Bank leases this office pursuant to a lease with an initial term of ten years, expiring in 2015, and which contains renewal options for a total of an additional fifteen years.

The Bank’s Bloomfield office is located at 864 Cottage Grove Road, Bloomfield, Connecticut.  The Bank leases this office pursuant to a lease with an initial term of ten years, expiring in 2016, and which contains renewal options for a total of an additional ten years.

The Bank’s administrative offices are located at 760 Hopmeadow Street, Simsbury, Connecticut.  The Bank leases this building pursuant to a lease with a term that expires in 2013.  The Bank has an option to renew the lease for three additional years.

The Bank made aggregate lease payments of $576,621 during 2011 and $600,343 during 2010.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item 5 is incorporated into this Form 10-K by reference to the Company’s Annual Report under the caption “SHAREHOLDER DATA” and to Item 12 of Part III of this Form 10-K under the caption “EQUITY COMPENSATION PLAN INFORMATION.”

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011 and have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.  This conclusion is based on the above-referenced officers’ evaluation of such controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

(d)      Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated into this Form 10-K by reference to the Proxy Statement of the Company (the “Proxy Statement”) for the annual meeting of shareholders to be held on May 8, 2012 under the captions “ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “SHAREHOLDER PROPOSALS AND NOMINATIONS.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated into this Form 10-K by reference to the Company’s Proxy Statement under the caption “COMPENSATION AND OTHER MATTERS.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company previously issued options to purchase shares of its common stock under the SBT Bancorp 1998 Stock Plan (the “1998 Plan”).  As of March 20, 2012, there were options outstanding to purchase an aggregate of 31,500 shares of the Company’s authorized but unissued common stock at a price of between $15.65 and $31.50 per share and which will expire between the years 2012 and 2017. The 1998 Plan expired in March 2008.

Following shareholder approval in 2011, the Company established the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (the “2011 Plan”), effective June 1, 2011, to provide stock awards and options to employees, officers and directors of the Company in order to attract them to the Company, give them a proprietary interest in the Company, and to encourage them to remain in the employ or service of the Company.  The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards or options under the 2011 Plan is 100,000 shares.  As of March 28, 2012, 11,620 shares of restricted stock have been granted to directors and officers of the Bank and the remaining number of shares and options to be granted under the 2011 Plan was 88,380.  The 2011 Plan will expire on March 16, 2021.

The following table sets forth the total number of securities authorized for issuance under equity compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	32,811	$30.07	88,380
Equity compensation plans not approved by shareholders	0	0	0
Total	32,811	$30.07	88,380

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

3(i).2
Certificate of Amendment to the Certificate of Incorporation of SBT Bancorp, Inc. establishing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 12, 2011)

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 22, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB filed on May 15, 2006)

10.1#	Employment Agreement, dated as of September 1, 2004, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-QSB dated November 12, 2004)

10.2#	Amendment to Employment Agreement, dated as of December 31, 2008, between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed on March 31, 2009)

10.3#
Supplemental Executive Retirement Agreement, dated as of October 20, 2010, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 22, 2010)

10.4#
Endorsement Split Dollar Insurance Agreement, dated October 20, 2010 by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 22, 2010)

10.5#
Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-KSB dated March 17, 2004)

10.6#
Supplemental Executive Retirement Agreement, dated May 7, 2010, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 13, 2010)

10.7#
Change in Control Severance Agreement, dated as of December 29, 2010, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 5, 2011)

10.8#
Change in Control Severance Agreement dated as of December 30, 2008 by and between the Bank and Terry L. Boulton (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed on March 31, 2009)

10.9#
Change in Control Severance Agreement, dated as of December 30, 2008, by and between the Bank and Howard R. Zern (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on March 31, 2009)

10.10#
Change in Control Severance Agreement, dated as of November 2, 2010, by and between the Bank and Michael T. Sheahan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 12, 2010)

10.11#
Change in Control Severance Agreement, dated as of February 7, 2011, by and between the Bank and Michael L. Alberts (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 13, 2011)

10.12#
Change in Control Severance Agreement, dated as of April 25, 2011, by and between the Bank and Michael L. Alberts (replaces prior Change in Control Agreement, dated as of February 7, 2011) (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 15, 2011)

10.13#
SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on April 11, 2011 for the Company’s 2011 Annual Meeting of Shareholders)

10.14#
Form of Restricted Stock Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 15, 2011)

10.15#
Form of Non-Qualified Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 15, 2011)

10.16#
Form of Incentive Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 15, 2011)

10.17
Small Business Lending Fund – Securities Purchase Agreement, dated August 11, 2011, between SBT Bancorp, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 12, 2011)

10.18
Repurchase Agreement, dated August 11, 2011, between SBT Bancorp, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the CPP Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on August 16, 2011)

13*
2011 Annual Report (except for those portions expressly incorporated by reference, the 2011 Annual Report is furnished for informational purposes and is not to be deemed filed as part of this Form 10-K)

21*	Subsidiaries

23*	Consent of Shatswell, MacLeod & Company, P.C.

31.1*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Executive Officer

31.2*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Financial Officer

32.1*	Section 1350 Certification by Chief Executive Officer

32.2*	Section 1350 Certification by Chief Financial Officer

99.1*	Certification of Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008

99.2*	Certification of Chief Financial Officer pursuant to the Emergency Economic Stability Act of 2008

101.INS*	XBRL Instance Document**

101.SCH*	XBRL Taxonomy Extension Schema Document**

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF*	Taxonomy Extension Definitions Linkbase Document**

*	Filed herewith
**	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
#	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2012.

SBT BANCORP, INC.
By:	/s/ Martin J. Geitz
Martin J. Geitz
President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Martin J. Geitz	President, Chief Executive	March 28, 2012
Martin J. Geitz	Officer and Director

/s/ Anthony F. Bisceglio	Executive Vice President,	March 28, 2012
Anthony F. Bisceglio	Chief Financial Officer and Chief Accounting Officer

/s/ Robert J. Bogino	Director	March 28, 2012
Robert J. Bogino

/s/ James T. Fleming	Director	March 28, 2012
James T. Fleming

/s/ Gary R. Kevorkian	Director	March 28, 2012
Gary R. Kevorkian

/s/ Jerry W. Long	Director	March 28, 2012
Jerry W. Long

/s/ Nicholas B. Mason	Director	March 28, 2012
Nicholas B. Mason

/s/ George B. Odlum	Director	March 28, 2012
George B. Odlum, Jr., DMD

/s/ David W. Sessions	Director	March 28, 2012
David W. Sessions

/s/ Rodney R. Reynolds	Director	March 28, 2012
Rodney R. Reynolds

/s/ Penny R. Woodford	Director	March 28, 2012
Penny R. Woodford