Form 10-Q
period 2012-03-31
SBT Bancorp, Inc.
filed 2012-05-14
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

As of April 30, 2012, the registrant had 876,672 shares of its Common Stock, no par value per share, outstanding.

TABLE OF CONTENTS

SBT Bancorp, Inc.

PART I – FINANCIAL INFORMATION Item 1. Financial Statements
SBT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)
ASSETS	3/31/12	12/31/11
	(unaudited)
Cash and due from banks	$8,111	$19,217
Interest-bearing deposits with the Federal Reserve Bank of Boston	45,882	65,292
Interest-bearing deposits with the Federal Home Loan Bank	2	1
Federal funds sold	1,353	2,024
Money market mutual funds	5,345	5,346
Cash and cash equivalents	60,693	91,880

Interest-bearing time deposits with other banks	3,679	4,728
Investments in available-for-sale securities (at fair value)	66,698	56,859
Federal Home Loan Bank stock, at cost	569	660

Loans outstanding	221,654	216,552
Less allowance for loan losses	2,422	2,469
Loans, net	219,232	214,083

Premises and equipment	675	679
Accrued interest receivable	934	964
Bank owned life insurance	6,212	4,173
Other Real Estate Owned	279	-
Other assets	2,865	3,013

TOTAL ASSETS	$361,836	$377,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$76,632	$103,778
Savings and NOW deposits	177,241	164,318
Time deposits	75,592	76,681
Total deposits	329,465	344,777

Securities sold under agreements to repurchase	2,715	3,548
Due to broker	500	-
Other liabilities	1,348	1,271
Total liabilities	334,028	349,596

Stockholders' equity:
Preferred Stock – Series A	-	-
Preferred Stock – Series B	-	-
Preferred Stock – SBLF	8,955	8,952
Common stock, no par value; authorized 2,000,000 shares;
issued and outstanding 876,672 shares at 3/31/12 and 876,394 at 12/31/11	9,625	9,620
Treasury stock, 414 shares	(7)	(7)
Unearned stock awards	(181)	(199)
Retained earnings	8,673	8,360
Accumulated other comprehensive income	743	717
Total stockholders' equity	27,808	27,443
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$361,836	$377,039

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except for per share amounts)
	For the quarter ended
	3/31/12	3/31/11
Interest and dividend income:
Interest and fees on loans	$2,502	$2,475
Investment securities	414	398
Federal funds sold and overnight deposits	38	17
Total interest and dividend income	2,954	2,890
Interest expense:
Deposits	268	418
Repurchase agreements	1	8
Total interest expense	269	426

Net interest and dividend income	2,685	2,464

Provision for loan losses	90	-

Net interest and divided income after provision for loan losses	2,595	2,464

Non-interest income:
Service charges on deposit accounts	122	113
Gain on sales of available-for-sale securities	23	107
Other service charges and fees	153	128
Increase in cash surrender value of life insurance policies	40	40
Gain on loans sold and commission fee income	349	47
Investment services fees and commissions	23	66
Other income	1	3
Total noninterest income	711	504

Non-interest expense:
Salaries and employee benefits	1,387	1,413
Premises and equipment	339	362
Advertising and promotions	149	100
Forms and supplies	43	52
Professional fees	145	158
Directors’ fees	57	39
Correspondent charges	99	76
Postage	27	21
FDIC assessment	23	129
Data processing	114	109
Other expenses	263	193
Total noninterest expense	2,646	2,652
Income before income taxes	660	316
Income tax provision	179	229
Net income	$481	$87
Net income available to common stockholders	$416	$23
Average shares outstanding, basic	865,237	864,976
Earnings per common share, basic	$0.48	$0.03
Average shares outstanding, assuming dilution	876,563	865,256
Earnings per common share, assuming dilution	$0.47	$0.03

SBT BANCORP, INC. AND SUBSIDIARY
STATEMENT OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME
PERIOD ENDED MARCH 31, 2012 and 2011
(Unaudited)
(Dollars in thousands)

March 31, 2012:

Net income		$481

Other comprehensive income, net of tax:

Unrealized gains on securities:

Unrealized holding gains arising during period	$26

Less: reclassification adjustment for gains
included in net income	-	26

Comprehensive income attributable to SBT Bancorp, Inc.		$507

March 31, 2011:

Net income		$87

Other comprehensive income, net of tax:

Unrealized gains on securities:

Unrealized holding gains arising during period	$31

Less: reclassification adjustment for gains
included in net income	-	31

Comprehensive income attributable to SBT Bancorp, Inc.		$118

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock Series A	Preferred Stock Series B	Preferred Stock Series C	Common Stock	Unearned Restricted Stock Award	Treasury Stock	Retained Earnings	Accum. Other Comp. Income	Total

Balance, December 31, 2010	$3,851	$219	$-	$9,381	$-	$-	$8,255	$261	$21,967

Net income	-	-	-	-	-	-	87	-	87
Other Comprehensive income	-	-	-	-	-	-	-	31	31
Preferred stock dividends	-	-	-	-	-	-	(54)	-	(54)
Preferred stock amortization (accretion)	11	(1)	-	-	-	-	(10)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-
Dividends declared common stock ($0.12 per share)	-	-	-	-	-	-	(104)	-	(104)
Balance, March 31, 2011	$3,862	$218	$-	$9,381	$-	$-	$8,174	$292	$21,927

Balance, December 31, 2011	$-	$-	$8,952	$9,620	$(199)	$(7)	$8,360	$717	$27,443

Net income	-	-	-	-	-	-	481	-	481
Other Comprehensive income	-	-	-	-	-	-	-	26	26
Preferred stock dividends	-	-	-	-	-	-	-	-	-
Preferred stock amortization (accretion)	-	-	3	-	-	-	(3)	-	-
Preferred stock dividend – SBLF	-	-	-	-	-	-	(61)	-	(61)
Dividends declared common stock ($0.12 per share)	-	-	-	-	-	-	(104)	-	(104)
Restricted stock awards	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	18	-	-	-	18
Common stock issued	-	-	-	5	-	-	-	-	5
Balance, March 31, 2012	$-	$-	$8,955	$9,625	$(181)	$(7)	$8,673	$743	$27,808

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	3/31/12	3/31/11
Cash flows from operating activities:
Net income	$481	$87
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest capitalized on interest-bearing time deposits with other banks	(38)	(44)
Amortization of securities, net	82	60
Gain on sale of available-for-sale securities	(23)	(107)
Change in deferred loan costs, net	(79)	(18)
Provision for loan losses	90	-
Depreciation and amortization	56	48
Accretion on impairment of operating lease	(11)	(11)
Increase in other assets	(49)	(117)
Decrease (increase) in interest receivable	30	(24)
Decrease (increase) in taxes receivable	175	97
Increase in cash surrender value of bank owned life insurance	(40)	(40)
Stock based compensation	18	-
Common stock issued	5	-
Increase (decrease) in other liabilities	94	(66)
Increase in interest payable	(9)	4
Net cash provided by (used in) operating activities	782	(131)
Cash flows from investing activities:
Maturities and redemptions of interest-bearing time deposits with other banks	1,087	1,122
Purchases of available-for-sale securities	(16,745)	(9,980)
Proceeds from maturities of available-for-sale securities	6,832	2,519
Proceeds from sales of available-for-sale securities	555	-
Loan originations and principal collections, net	(3,816)	1,364
Loans purchased	(1,426)	(984)
Recoveries of loans previously charged off	2	2
Proceeds from sale of Federal Home Loan Bank stock	91	-
Acquisition of other real estate owned	(199)	-
Capital expenditures	(44)	(19)
Net cash used in investing activities	(13,663)	(5,976)
Cash flows from financing activities:
Net (decrease) increase in demand, NOW, and savings accounts	(14,224)	30,953
Decrease in time deposits	(1,089)	(983)
Net decrease in securities sold under agreements to repurchase	(832)	(300)
Premium paid on bank owned life insurance	(2,000)	-
Dividends paid – preferred stock	(57)	(54)
Dividends paid – common stock	(104)	(104)
Net cash (used in) provided by financing activities	(18,306)	29,512
Net (decrease) increase in cash and cash equivalents	(31,187)	23,405
Cash and cash equivalents at beginning of period	91,880	30,871
Cash and cash equivalents at end of period	$60,693	$54,276
Supplemental disclosures:
Interest paid	278	422
Income taxes paid	179	127
Due to broker	500	-
Loans transferred to other real estate owned	80	-

See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity of SBT Bancorp, Inc. (the “Company”) for the periods presented.  The Company’s only business is its investment in The Simsbury Bank and Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  The interim results of operations are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

While management believes that the disclosures presented are adequate so as to not make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2011.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2012, the Company maintained a stock-based employee compensation plan.  The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the three months ended March 31, 2012, the Company recognized $17,964 in stock-based employee compensation expense.  During the three months ended March 31, 2011, the Company did not recognize any stock-based employee compensation expense.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other”, an update to ASC 350, “Intangibles – Goodwill and Other.”  ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment.  The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-09, “Disclosures About an Employer’s Participation in a Multiemployer Plan,” which amends ASC 715-80, “Compensation – Retirement Benefits - Multiemployer Plans,” and requires additional separate disclosures for multiemployer pension plans and other multiemployer  postretirement benefit plans.  This objective of this ASU is to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  All other requirements in ASU 2011-05 are not affected by this update.  The amendments are effective during interim and annual periods beginning after December 15, 2011.   The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value for March 31, 2012 and December 31, 2011.  The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2012.

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

The Company’s fair values of interest-bearing time deposits with other banks, loans and deposits, as reported in this footnote, are classified within level 3 of the fair value hierarchy. Fair values for these assets and liabilities are based on management estimates derived from revaluing these securities at prevailing current interest rates.

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

The following summarizes assets measured at fair value for the periods ended March 31, 2012 and December 31, 2011:

Assets Measured at Fair Value on a Recurring Basis

	(Dollars in thousands)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
March 31, 2012:
Securities available-for-sale	$66,698	$-	$66,698	$-
Totals	$66,698	$-	$66,698	$-

December 31, 2011:
Securities available-for-sale	$56,859	$-	$56,859	$-
Totals	$56,859	$-	$56,859	$-

Assets Measured at Fair Value on a Nonrecurring Basis

	(Dollars in thousands)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
March 31, 2012:
Impaired loans	$189	$-	$-	$189
Totals	$189	$-	$-	$189

December 31, 2011:
Impaired loans	$175	$-	$-	$175
Totals	$175	$-	$-	$175

Fair Value Measurements
Using Significant Unobservable Inputs
Level 3
Impaired Loans
Beginning balance, December 31, 2011	$175
Transfers in and/or out of Level 3	-
Specific allocation decrease	49
Principal payments	(35)
Ending balance, March 31, 2012	$189

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	(Dollars in thousands)
	Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$60,693	$60,693			$60,693
Federal Home Loan Bank stock	569	569			569
Accrued interest receivable	934	934			934
Available-for-sale securities	66,698		66,698		66,698
Interest-bearing time deposits with other banks	3,678			3,831	3,831
Loans, net	219,234			225,300	225,300

Financial liabilities:
Deposits	329,465			330,086	330,086
Securities sold under agreements to repurchase	2,715	2,715			2,715
Due to broker	500	500			500

	December 31, 2011
	(Dollars in thousands)
	Fair Value

	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$91,880	$91,880			$91,880
Federal Home Loan Bank stock	660	660			660
Accrued interest receivable	964	964			964
Available-for-sale securities	56,859		56,859		56,859
Interest-bearing time deposits with other banks	4,828			4,899	4,899
Loans, net	214,083			220,659	220,659

Financial liabilities:
Deposits	344,777			345,515	345,515
Securities sold under agreements to repurchase	3,548	3,548			3,548
Due to broker	-	-			-

During the three months ended March 31, 2012, there were proceeds of $554,859 from sales of available-for-sale securities.  Gross realized gains on these sales amounted to $23,128.  The tax expense applicable to these gross realized gains amounted to $7,864. During the three months ended March 31, 2011, there were proceeds of $3,047,874 from sales of available-for-sale securities.  Gross realized gains on these sales amounted to $106,742.  The tax expense applicable to these gross realized gains amounted to $36,292.

NOTE 5 – EARNINGS PER COMMON SHARE

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2012 and 2011:

(Dollars in thousands, except per share amounts)
	For the three months ended
	3/31/12	3/31/11
Basic EPS computation:
Net income	$481	$87
Preferred stock net accretion	(3)	(10)
Preferred stock dividends	(62)	(54)
Net income available to common stockholders	$416	$23
Weighted average shares outstanding, basic	865,237	864,976
Basic EPS	$0.48	$0.03

Diluted EPS computation:
Net income	$481	$87
Preferred stock net accretion	(3)	(10)
Preferred stock dividends	(62)	(54)
Net income available to common stockholders	$416	$23
Weighted average shares outstanding, assuming dilution	865,237	864,976
Dilutive potential shares	11,326	280
	876,563	865,256
Diluted EPS	$0.47	$0.03

NOTE 6 – INVESTMENT SECURITIES

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows as of March 31, 2012:

	As of March 31, 2012 (dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities issued by the U.S. government corporations and agencies	$2,737	$(10)	$-	$-	$2,737	$(10)
Obligations of states and municipalities	1,304	(35)	-	-	1,304	(35)
Corporate debt securities	499	(1)	481	(18)	980	(19)
Mortgage-backed securities	14,118	(58)	475	(98)	14,593	(156)
Total temporarily impaired securities	$18,658	$(104)	$956	$(116)	$19,614	$(220)

The investments in the Company’s investment portfolio that were temporarily impaired as of March 31, 2012 consisted of debt issued by states and municipalities, corporations, and U.S. government agencies and sponsored enterprises.  The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis.  As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

The following table summarizes the amounts and distribution of the Bank’s investment securities held as of March 31, 2012 and December 31, 2011:

	Investment Portfolio
	(Dollars in thousands)

	March 31, 2012

	Amortized cost	Unrealized gains	Unrealized loss	Fair value	Yield
Available-for-sale securities
U.S. government and agency securities
Due after one to five years	$10,747	$26	7	$10,766	1.14%
Due after five to ten years	2,499	-	3	2,496	1.64%
Total U.S. govt. and agency securities	13,246	26	10	13,262	1.22%

State and municipal securities
Due after one to five years	499	5	-	504	5.10%
Due after five to ten years	2,957	151	-	3,108	3.72%
Due after ten to fifteen years	6,926	342	12	7,256	3.51%
Due beyond fifteen years	3,538	238	23	3,753	3.42%
Total state and municipal securities	13,920	736	35	14,621	3.59%

Corporate debt securities
Due after one to five years	2,008	25	19	2,014	2.80%
Total corporate debt securities	2,008	25	19	2,014	2.80%

Mortgage-backed securities
Due within one year	18	1	-	19	4.24%
Due after one to five years	373	15	-	388	3.82%
Due after five to ten years	7,066	129	12	7,183	2.40%
Due after ten to fifteen years	14,359	158	30	14,487	2.16%
Due beyond fifteen years	13,390	131	114	13,407	3.12%
Total mortgage-backed securities	35,206	434	156	35,484	2.59%

SBA loan pool
Due within one year	119	2	-	121	4.62%
Due after ten to fifteen years	1,072	124	-	1,196	5.08%
Total SBA loan pool	1,191	126	-	1,317	5.03%

Total available-for-sale securities	$65,571	$1,347	$220	$66,698	2.55%

	Investment Portfolio
	(Dollars in thousands)

	December 31, 2011

	Amortized cost	Unrealized gains	Unrealized loss	Fair value	Yield
Available-for-sale securities
U.S. government and agency securities
Due within one year	$500	$2	$-	$502	1.49%
Due after one to five years	12,000	44	3	12,041	1.37%
Total U.S. govt. and agency securities	12,500	46	3	12,543	1.37%

State and municipal securities
Due after one to five years	499	5	-	504	5.10%
Due after five to ten years	1,518	55	-	1,573	3.72%
Due after ten to fifteen years	7,261	387	1	7,647	3.61%
Due beyond fifteen years	3,637	251	-	3,888	3.69%
Total state and municipal securities	12,915	698	1	13,612	3.70%

Corporate debt securities
Due within one year	500	3	-	503	5.00%
Due after one to five years	2,009	1	29	1,981	2.83%
Total corporate debt securities	2,509	4	29	2,484	3.26%

Mortgage-backed securities
Due within one year	2	-	-	2	5.26%
Due after one to five years	376	9	-	385	3.63%
Due after five to ten years	6,518	107	12	6,613	2.39%
Due after ten to fifteen years	11,785	162	47	11,900	2.25%
Due beyond fifteen years	7,935	137	106	7,966	3.15%
Total mortgage-backed securities	26,616	415	165	26,866	2.57%

SBA loan pool
Due after one to five years	130	3	-	133	4.63%
Due after ten to fifteen years	1,101	120	-	1,221	5.09%
Total SBA loan pool	1,231	123	-	1,354	5.04%
Preferred stocks	-	-	-	-	0.00%
Total available-for-sale securities	$55,771	$1,286	$198	$56,859	2.61%

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of March 31, 2012 and December 31, 2011:

	(Dollars in thousands)
	March 31, 2012	December 31, 2011
Commercial, financial and agricultural	$15,950	$15,145
Real estate - construction and land development	1,849	1,307
Real estate - residential	103,983	99,692
Real estate - commercial	39,227	39,723
Home equity	47,674	48,484
Municipal	2,004	1,807
Consumer	10,406	9,913
	221,093	216,071
Allowance for loan losses	(2,422)	(2,469)
Deferred costs, net	561	481
Net loans	$219,232	$214,083

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments:  residential real estate, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a timeframe appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors:  levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2012.

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate:  The Company generally does not originate loans with a loan-to-value ratio greater than 80% without obtaining private mortgage insurance for any amounts over 80% and does not grant subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Commercial loans:  Loans in this segment are made to businesses and are generally secured by the assets of the businesses.  Repayment is expected from the cash flows of the businesses.  A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

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

The following table presents the allowance for loan loss activity by portfolio segment for the three months ended March 31, 2012:

	(Dollars in thousands)
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$750	$572	$22	$343	$422	$194	$166	$2,469
Charge-offs	(112)	(25)	-	-	-	-	(2)	(139)
Recoveries	1	-	-	-	1	-	-	2
(Benefit)/Provision	90	5	60	(52)	(161)	(72)	220	90
Ending balance,
March 31, 2012	$729	$552	$82	$291	$262	$122	$384	$2,422

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of March 31, 2012:

	(Dollars in thousands)
	Real Estate:
			Construction
	Residential	Commercial	and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total

March 31, 2012:
Allowance:
Ending balance:
Individually
evaluated for
impairment	$47	$-	$-	$-	$-	$-	$-	$47

Ending balance:
Collectively
evaluated for
impairment	682	552	82	291	262	122	384	2,375

Total allowance
for loan loss
ending balance	$729	$552	$82	$291	$262	$122	$384	$2,422

Loans:
Ending balance:
Individually
evaluated for
impairment	$236	$67	$399	$-	$-	$-	$-	$702

Ending balance:
Collectively
evaluated
for impairment	103,747	39,160	1,450	47,674	17,954	10,406	-	220,391

Total loans
ending balance	$103,983	$39,227	$1,849	$47,674	$17,954	$10,406	$-	$221,093

The following table presents the allowance for loan loss activity by portfolio segment for the year ended December 31, 2011:

	(Dollars in thousands)
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$838	$465	$68	$360	$410	$94	$91	$2,326
Charge-offs	(20)	(68)	(185)	-	(43)	(41)	-	(357)
Recoveries	-	-	-	-	-	5	-	5
(Benefit)/Provision	(68)	176	139	(18)	55	136	75	495
Ending balance,
December 31, 2011	$750	$573	$22	$342	$422	$194	$166	$2,469

The following table sets forth information regarding the allowance for loan losses by segment as of December 31, 2011:

December 31, 2011:
Allowance:
Ending balance:
Individually
evaluated for
impairment	$62	$-	$-	$-	$-	$-	$-	$62

Ending balance:
Collectively
evaluated for
impairment	688	572	22	343	422	194	166	2,407

Total allowance
for loan lease loss
ending balance	$750	$572	$22	$343	$422	$194	$166	$2,469

Loans:
Ending balance:
Individually
evaluated for
impairment	$808	$250	$399	$-	$215	$-	$-	$1,672

Ending balance:
Collectively
evaluated
for impairment	98,884	39,473	908	48,484	16,737	9,913	-	214,399

Total loans
ending balance	$99,692	$39,723	$1,307	$48,484	$16,952	$9,913	$-	$216,071

The following table presents the Company’s loans by risk rating as of March 31, 2012 and December 31, 2011:

	(Dollars in thousands)
Credit quality indicators
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
March 31, 2012:
Grade:
Pass	$-	$37,160	$969	$-	$12,085	$-	$50,214
Special Mention	-	1,615	481	-	5,390	-	7,486
Substandard	571	452	399	186	479	-	2,087
Loans not formally rated	103,412	-	-	47,488	-	10,406	161,306
Total	$103,983	$39,227	$1,849	$47,674	$17,954	$10,406	$221,093

December 31, 2011:
Grade:
Pass	$-	$35,746	$909	$-	$13,343	$-	$49,998
Special mention	-	3,339	-	-	2,930	-	6,269
Substandard	1,349	638	399	238	678	-	3,302
Loans not formally rated	98,343	-	-	48,246	-	9,913	156,502
Total	$99,692	$39,723	$1,308	$48,484	$16,951	$9,913	$216,071

Credit Quality Indicators:  As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators, including trends related to (i) weighted average risk rating of commercial loans; (ii) the level of classified and criticized commercial loans; (iii) non-performing loans; (iv) net charge-offs; and (v) the general economic conditions within the State of Connecticut.

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

Risk Rating 3 (Satisfactory) – This risk rating is assigned to borrowers who are fully responsible for the loan or credit commitment and have primary and secondary sources of repayment that are well defined and adequately confirmed.  Most credit factors are favorable, and the credit exposure is managed through normal monitoring.

Risk Rating 3.5 (Bankable with Care) – This risk rating is assigned to borrowers who are fully responsible for the loan or credit commitment and the secondary sources of repayment are weak.  These loans may require more than the average amount of attention from the relationship manager.

Risk Rating 4 (Special Mention) – This risk rating is assigned to borrowers with loan obligations which may be adequately protected by the present debt service capacity and tangible net worth of such borrowers, but which have potential problems that could, if not checked or corrected, eventually weaken these assets or otherwise jeopardize the repayment of principal and interest as originally intended.  Most credit factors are unfavorable, and the credit exposure requires immediate corrective action.

Risk Rating 5 (Substandard) – This risk rating is assigned to borrowers who have inadequate cash flow or collateral to satisfy their loan obligations as originally defined in the loan agreement.  Substandard loans may be placed on nonaccrual status if the conditions described above are generally met.

Risk Rating 6 (Doubtful) – This risk rating is assigned to borrowers or portion of such borrowers’ loans with which the Company is no longer certain of the loans’ collectability.  A specific reserve allocation is assigned to such portion of the loans.

Risk Rating 7 (Loss) – This risk rating is assigned to loans which have been charged off or the portion of loans that have been charged off.  “Loss” does not imply that the loans, or any portion thereof, will never be repaid, nor does it imply that there has been a forgiveness of debt.

An age analysis of past-due loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011 is as follows:

	(Dollars in thousands)
					Recorded
					Investment
March 31, 2012:			Greater	Total	90 Days
	30-59 Days	60-89 Days	than 90 Days	Past Due	and Accruing
Real estate:
Residential	$30	$253	$237	$520	$-
Commercial	-	-	66	66	-
Construction and
land development	-	-	399	399	-
Home equity	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer	27	-	-	27	-
Total	$57	$253	$702	$1,012	$-

December 31, 2011:

Real estate:
Residential	$-	$515	$430	$945	$-
Commercial	-	-	250	250	-
Construction and
land development	-	-	399	399	-
Home equity	38	-	-	38	-
Commercial and industrial	-	-	215	215	-
Consumer	52	1	18	71	-
Total	$90	$516	$1,312	$1,918	$-

The following table sets forth information regarding nonaccrual loans as of March 31, 2012 and December 31, 2011:

	(Dollars in thousands)
Real Estate:	March 31, 2012	December 31, 2011
Residential	$611	$1,186
Commercial	66	250
Construction and land development	399	399
Home equity	29	238
Commercial and industrial	-	215
Consumer	38	18
Total nonaccrual loans	$1,143	$2,306

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the three months ended March 31, 2012 and the year ended December 31, 2011:

	(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2012:
With no related allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$1
Commercial	66	66	-	66	-
Commercial and Industrial	-	-	-	-	5
Construction and
land development	399	399	-	399	-
Home equity	-	-	-	-	-
Total impaired with no
related allowance	465	465	-	465	6

With an allowance recorded:
Real Estate:
Residential	236	236	47	249	2
Total impaired with an
allowance recorded	236	236	47	249	2

Total:
Real Estate:
Residential	236	236	47	249	3
Commercial	67	67	-	67	-
Commercial and industrial	-	-	-	-	5
Construction and
land development	399	399	-	399	-
Home equity	-	-	-	-	-
	$702	$702	$47	$715	$8

	(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2011:
With no related allowance recorded:
Real Estate:
Residential	$571	$571	$-	$564	$8
Commercial	250	318	-	315	9
Construction and
land development	399	753	-	684	-
Commercial and industrial	215	215	-	46	1
Home equity	-	-	-	5	-
Total impaired with no
related allowance	1,435	1,857	-	1,614	18

With an allowance recorded:
Real Estate:
Residential	237	237	62	239	10
Commercial and industrial	-	-	-	-	-
Total impaired with an
allowance recorded	237	237	62	239	10

Total:
Real Estate:
Residential	808	808	62	803	18
Commercial	250	318	-	315	9
Construction and
land development	399	753	-	684	-
Commercial and industrial	215	215	-	46	1
Home equity	-	-	-	5	-
	$1,672	$2,094	$62	$1,853	$28

The following table sets forth the Bank’s loan commitments, standby letters of credit, and unadvanced portions of loans as of March 31, 2012 and December 31, 2011:

LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(In thousands)

	3/31/12	12/31/11
Commitments to originate loans	$20,582	$4,571
Standby letters of credit	271	293
Unadvanced portion of loans:
Construction	651	70
Commercial lines of credit	8,941	8,059
Consumer	694	674
Home equity lines of credit	28,958	28,715

Total	$60,097	$42,382

Troubled Debt Restructuring
12 months ended
12/31/11

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Residential	2	$531,370	$570,685
Commercial
Construction and land development	-
Home equity		-	-
Commercial and industrial
Consumer

Troubled debt restructurings that subsequently defaulted	-
Residential		-	-
Commercial
Construction and land development	-
Home equity		-	-
Commercial and industrial

The Bank’s troubled debt restructurings are determined by management.  TDRs include all accrued interest, late charges, title and recording fees, and attorney’s fees being added back to the post-modification balance.  Rates and terms of the loans remain the same. There were no TDR’s for the three months ended March 31, 2012.

The Bank is currently selling loans in the secondary market on a loan-by-loan basis.  The Company had a balance of $29,500,000 in loans serviced for others as of March 31, 2012 and the amortized cost of the related servicing rights was $274,000.  The Company had a balance of $25,800,000 in loans serviced for others as of December 31, 2011 and the amortized cost of the related servicing rights was $162,500.

The balance of capitalized servicing rights included in other assets at March 31, 2012 was approximately $274,000.  Approximately $282,000 of mortgage servicing rights were capitalized during the three months ended March 31, 2012 and amortization of mortgage servicing rights recognized was approximately $8,000.

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of funds borrowed from customers on a short-term basis secured by portions of the Company's investment portfolio.  The securities which were sold have been accounted for not as sales but as borrowings.  The securities consisted of debt securities issued by the U.S. government sponsored enterprises, corporations and agencies and states and municipalities.  The securities were held in safekeeping by Morgan Stanley, under the control of the Company.  The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.  The agreements mature generally within three months from date of issuance.

NOTE 9 – OTHER COMPREHENSIVE INCOME

The following table presents the reclassification disclosure for the three months ended March 31, 2012 and 2011:

	3/31/2012	3/31/2011

Net unrealized holding gains on available-for-sale securities	$63	$121
Reclassification adjustment for realized losses in net income	(23)	(106)
Other comprehensive income before income tax effect	40	15
Income tax (expense)/benefit	(14)	16
Other comprehensive income, net of tax	$26	$31

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

●
economic conditions (both generally and in the Company’s markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;

●	the general decline in the real estate and lending market may continue to negatively affect the Company’s financial results;

●	inaccuracies in management’s assumptions used in calculating the appropriate amount to be placed into the Company’s allowance for loan and lease losses;

●	restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals;

●
legislative and regulatory changes (including the unexpected impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject the Company to additional regulatory oversight which may result in increased compliance costs and/or require the Company to change its business model;

●	changes in accounting standards and compliance requirements may adversely affect the businesses in which the Company is engaged;

●	competitive pressures among depository and other financial institutions may increase significantly;

●	changes in the interest rate environment may reduce margins or the volumes or values of the loans the Company makes;

●	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than the Company can;

●	the Company’s ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

●	adverse changes may occur in the equity markets;

●	war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and

●	economic, governmental or other factors may prevent the projected population and residential and commercial growth in the markets in which the Company operates.

  Forward-looking statements speak only as of the date on which they are made.  The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

  Management’s Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources.  The discussion should be read in conjunction with the consolidated financial statements of the Company for the three months ended March 31, 2012.  All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the three months ended March 31, 2012 not misleading have been made.

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

Disclosure of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management.  One of these significant policies relates to the provision for loan losses.  See the heading “Provision for Loan Losses” below for further details about the Bank’s current provision.

Overview

For the three months ended March 31, 2012, net income amounted to $481,000 or $0.47 per diluted share compared to $87,000 or $0.03 per diluted share for the three months ended March 31, 2011. Total assets at March 31, 2012 were $362 million, an increase of $37 million or 11% over March 31, 2011.

Key financial highlights for the first quarter of 2012 compared to the first quarter of 2011 include total assets growth of $37 million or 11%, deposit growth of $30 million or 10%, loan growth of $17 million or 8%, and non-interest income growth of $207,000 or 41%.

Other highlights for the first quarter of 2012 compared to the first quarter of 2011 include increased net income of $394,000 or 453%, an increase in earnings per share of $0.44 to $0.47 per diluted share from $0.03 per diluted share, and favorable asset quality with total non-accrual loans and loans 30 or more days past due decreasing to 0.64% of loans outstanding at March 31, 2012 from 1.30% of loans outstanding at March 31, 2011.

Total deposits at March 31, 2012 were $329 million, an increase of $30 million or 10% over a year ago. This growth was mainly in core deposits (demand, savings and NOW accounts). At quarter-end, 23% of total deposits were in non-interest bearing demand accounts, 54% were in low-cost savings and NOW accounts, and 23% were in time deposits.

At March 31, 2012, loans outstanding were $222 million, an increase of $17 million or 8% over a year ago. Average balances for residential mortgage loans decreased $2.4 million or 2% from a year ago while average balances for commercial loans increased $7.1 million or 14% from a year ago and average consumer loan balances increased $5.5 million or 11% from a year ago. The profile of the Company’s loan portfolio remains relatively low-risk. The Company’s allowance for loan losses at March 31, 2012 was 1.09% of total loans. The Company had non-accrual loans totaling $1.1 million equal to 0.52% of total loans at March 31, 2012 compared to non-accrual loans totaling $2.5 million or 1.24% of total loans a year ago.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $3,396,000 in the first quarter of 2012 compared to $2,968,000 in the first quarter of 2011, an increase of $428,000 or 14%. Net interest and dividend income increased by $221,000 or 9%, while noninterest income increased by $207,000 or 41% primarily due to an increase in the gain on loans sold.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.17% for the first quarter of 2012 compared to 3.32% for the first quarter of 2011. During the first quarter of 2012, the Company’s cost of funds declined 32 basis points while the yield on interest earning assets decreased 41 basis points compared to the first quarter of 2011.

Total noninterest expenses were flat at $2,646,000 for the first quarter of 2012 compared to the first quarter of 2011. Salaries and employee benefit expenses decreased $26,000 or 2% while advertising and promotions expenses increased $49,000 or 49%.

Last year’s first quarter net income of $87,000 or $0.03 per diluted share was impacted by a one-time charge of $172,000 related to the Bank’s formation of a Passive Investment Company (“PIC”). Excluding this one-time charge, net of a favorable income tax adjustment, net income for the first quarter of 2011 would have been $259,000 or $0.23 per common diluted share.

Capital levels for the Bank at March 31, 2012 were above those required to meet the regulatory “well-capitalized” designation.

Capital Ratios 3/31/12
	The Simsbury Bank and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.37%	5.00%
Tier 1 Risk-Based Capital Ratio	13.24%	6.00%
Total Risk-Based Capital Ratio	14.44%	10.00%

On August 11, 2011, as part of the United States Department of the Treasury (the “Treasury”) Small Business Lending Fund program (the “SBLF”), the Company entered into a Small Business Lending Fund – Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury (the “Secretary”), pursuant to which the Company agreed to issue and sell, and the Secretary agreed to purchase, 9,000 shares of the Company’s Senior Non-cumulative Perpetual Preferred Stock, Series C, having a liquidation preference of $1,000 per share (the “SBLF Preferred Stock”), for a purchase price of $9,000,000.  The SBLF Preferred Stock was issued pursuant to the SBLF program, $30 billion fund established under the Small Business Jobs Act of 2010 that was created to encourage lending to small business by providing capital to qualified community banks with assets of less than $10 billion. At March 31, 2012, the dividend rate payable by the Company on the Series C Preferred Stock is 1 percent.

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

Net interest and dividend income after provision for loan losses plus non-interest income was $3,306,000 for the first quarter of 2012 compared to $2,968,000 for the first quarter of 2011.  The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.17% for the quarter ended March 31, 2012 from 3.32% for the quarter ended March 31, 2011.  The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 3.07% for the quarter ended March 31, 2012 from 3.17% for the quarter ended March 31, 2011.  The Company’s cost of deposits and borrowings decreased to 0.41% for the first quarter of 2012 from 0.72% for the first quarter of 2011.

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines.  The total allowance for loan losses at March 31, 2012 was $2,422,000 or 1.09% of outstanding loans compared to $2,469,000 or 1.14% of outstanding loans as of December 31, 2011.   The Company charged off five loans totaling $139,645 in the first quarter of 2012 compared to one loan totaling $5,375 in the first quarter of 2011.  During the first quarter of 2012, the Company had seven recoveries totaling $1,951 compared to two recoveries totaling $1,690 for the first quarter of 2011.  The Company believes the allowance for loan losses is appropriate.

Non-interest Income and Non-interest Expense

Total non-interest income (which is derived mainly from service and overdraft charges) for the three months ended March 31, 2012 was $711,000 compared to $504,000 for the same period in the prior year.  At March 31, 2012 the Company had approximately 20,977 deposit accounts compared to 21,200 deposit accounts at March 31, 2011.

Total non-interest expense for the three months ended March 31, 2012 was $2,646,000 compared to $2,652,000 for the same period in the prior year.  These expenses were due mainly to strategic initiatives to position the Company for future growth.  The ratio of annualized operating expenses to average assets was 2.93% for the first quarter of 2012 compared to 3.35% for the first quarter of 2011.

Salaries and employee benefits comprised approximately 52% of total non-interest expense for the three months ended March 31, 2012 and 53% for the same period in the prior year.  Other major categories included premises and equipment, which comprised approximately 13% of non-interest expense for the three months ended March 31, 2012 and 14% for the three months ended March 31, 2011; advertising and promotions expenses, which comprised approximately 6% and 4%, respectively, of total non-interest expense for each of the three months ended March 31, 2012 and 2011; and professional fees, which comprised approximately 5% and 6%, respectively, of total non-interest expense for the three months ended March 31, 2012 and 2011.

Income Taxes

The effective income tax rate for the three months ended March 31, 2012 and 2011 was 27.1% and 72.5%, respectively.  Due to the creation on January 1, 2011 of a special purpose entity under State of Connecticut statues, the Company will no longer incur state income tax liability except for the minimum tax.  Therefore, the Company incurred a one – time charge to expense of $172,000 in the first quarter of 2011. Excluding this one-time charge, the effective income tax rate would have been 18.04% for the three months ended March 31, 2011.

On January 1, 2011, the company formed a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans.  The earnings, net of certain allocated expenses, will be exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At March 31, 2012, the Company had 36 securities with a carrying value totaling $13,685,000 pledged for such purposes.  At December 31, 2011, the Company had 38 securities with a carrying value totaling $14,983,000 pledged for such purposes.

As of March 31, 2012 and December 31, 2011, the Company’s investment portfolio consisted of U.S. government and agency securities, municipal securities, corporate bonds, mortgage-backed securities and  money market securities.  The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

The fair market value of investments in available-for-sale securities as of March 31, 2012 was $66,698,000, which is 1.7% above amortized cost, compared to $56,859,000, which was 2% above amortized cost as of December 31, 2011.  The Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.”  ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  Management evaluates the Company’s investment portfolio on an ongoing basis.  As of March 31, 2012, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

Loan Portfolio

The Company’s loan portfolio as of the end of the first quarter of 2012 was comprised of approximately 73% mortgage and consumer loans and 27% commercial loans.  The Company does not have any concentrations in its loan portfolio by industry or group of industries.  However, as of March 31, 2012 and December 31, 2011, respectively, approximately 86% of the Company’s loans were secured by residential real property located in Connecticut.

There were approximately $151,660,000 of residential mortgage loans as of March 31, 2012, which represented a 2.35% increase from December 31, 2011. The Company sold fifty-nine loans in the three months ended March 31, 2012 with an aggregate principal balance of $11,841,000, which resulted in a gain of $349,000.  The Company sold thirteen loans in the three months ended March 31, 2011 with an aggregate principal balance of $1,737,000, which resulted in a gain of $47,143.  The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At March 31, 2012, the Company had total consumer loan balances of approximately $10,400,000, representing a 5% increase from the consumer loan balances at December 31, 2011.  As of March 31, 2012, the Company had approximately $9,512,000 in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $8,996,000 in auto loans purchased from BCI on its books as of December 31, 2011.  The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI.  As part of the agreement, BCI services the loans for the Company.

The March 31, 2012 balance for commercial loans was $59,030,000, a 1% increase from the commercial loan balance at December 31, 2011.  The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes.  Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years.  Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

The Company’s construction loans are primarily interim loans made by the Company to finance the construction of commercial and single-family residential property.  These loans are typically short-term.  The Company generally pre-qualifies construction loan borrowers for permanent “take-out” financing as a condition to making the construction loan.  The Company will also occasionally make loans for speculative housing construction or for acquisition and development of raw land.

The Company’s other real estate loans consist primarily of loans originated based on the borrower’s cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default.  It is the Company’s policy to restrict real estate loans without credit enhancement to no more than 80% of the lower of the appraised value or the purchase price of the property, depending on the type of property and its utilization.

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

The Company is subject to certain lending limits.  With certain exceptions, the Company is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Company’s capital and reserves.  Credit equaling an additional 10% of the Company’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral.  As of March 31, 2012, the Company’s lending limits were $4,479,000 and $7,465,000, respectively.  As of December 31, 2011, these lending limits were $4,429,000 and $7,382,000, respectively.  The Company sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily.  Loans over 90 days past due are deemed non-performing and are placed on non-accrual status.  Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  The Company had 13 non-accrual loans at March 31, 2012 with an aggregate balance of approximately $1,143,000 compared to 19 non-accrual loans at December 31, 2011 with an aggregate balance of approximately $2,306,000.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the lesser of the Company’s recorded investment or the fair value less estimated costs to sell.  The Company had two OREO properties at March 31, 2012 carried on the books at $279,015. The Company did not have any OREO property on the books at December 31, 2011.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure (“TDR”).  All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status.  Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months.  The Company had no TDR loans at March 31, 2012 compared to two TDR loans at December 31, 2011 with a balance of approximately $571,000.

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

The Company has an internal review process to verify credit quality and risk classifications.  In addition, the Company also maintains a program of annual review of certain new and renewed loans by an outside loan review consultant.  Loans are graded from “pass” to “loss” depending on credit quality, with “pass” representing loans that are fully satisfactory as additions to the Company’s portfolio.  These are loans which involve a degree of risk that is not unwarranted given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment.  Classified loans identified in the review process are added to the Company’s Internal Watchlist and an allowance for credit losses is established for such loans, if appropriate.  Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking, at which times a further review of loans is conducted.

The Company had classified loans with an aggregate outstanding balance of $9,573,000 as of March 31, 2012 and $9,571,000 as of December 31, 2011.  The Company had no exposure to sub-prime loans in its loan portfolio as of March 31, 2012 and December 31, 2011.  The Company’s overall asset quality and loan loss reserves of 1.10% of loans as of March 31, 2012 compared favorably to its peer banks.

The Company maintains an allowance for loan losses to provide for potential losses in the loan portfolio.  Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses.  All loans that are judged to be uncollectible are charged against the allowance, while all recoveries are credited to the allowance.  Management conducts a critical evaluation of the loan portfolio monthly.  This evaluation includes an assessment of the following factors:  the results of the Company’s internal loan review, any external loan review, any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay, qualitative risk factors, and present and prospective economic conditions.

Deposits

Deposits are the Company’s primary source of funds.  At March 31, 2012, the Company had a deposit mix of 37% checking, 40% savings, and 23% certificates of deposit.  The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits.  As of December 31, 2011, the deposit mix was 43% checking, 36% savings, and 21% certificates of deposit.  At March 31, 2012, twenty three percent of the total deposits of $329.5 million were non-interest-bearing compared to thirty percent of the Company’s total deposits of $344.8 million being non-interest-bearing at December 31, 2011.  As of March 31, 2012 and December 31, 2011, the Company had $49.2 million and $45.2 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves.  No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  Those deposits are priced to remain competitive.  Through the Certificate of Deposit Accounts Registry Service (“CDARS”) program, the Bank had brokered deposits of $8,667,000 as of March 31, 2012 and $9,017,000 as of December 31, 2011.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities.  One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”).  This allows the Company to offer its customers FDIC insurance on deposits in excess of $250,000, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network.  Accounts placed in this manner are considered brokered deposits.  As of March, 2012, the Company had $8,667,000 of deposits in the CDARS network compared to $9,017,000 of deposits in the CDARS network as of December 31, 2011.

Liquidity of a financial institution, such as a bank, is measured by its ability to have liquid assets sufficient to meet its short term obligations.  The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company.  The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future.  As of March 31, 2012, the Company held $55.4 million in cash and cash equivalents, net of required FRB reserves of $5.3 million, and $53.0 million in available-for-sale securities, net of pledged securities of $13.7 million, for total liquid assets of $108.4 million.  At March 31, 2012, the Company anticipated short term liability obligations of $43.1 million for a basic surplus of $65.3 million, representing 18% of total assets.  As of December 31, 2011, the Company held $86.6 million in cash and cash equivalents, net of required FRB reserves of $5.3 million, and $41.9 million in available-for-sale securities, net of pledged securities of $15.0 million, for total  liquid assets of $128.5 million.  At December 31, 2011, the Company anticipated short term liability obligations of $44.0 million for a basic surplus of $84.5 million, which represented 22% of total assets.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this  matching of maturities is an integral part of the active management of an institution’s net yield.  To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected.  Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.  In its overall attempt to match assets and liabilities, management takes into account rates and maturities offered in connection with its certificates of deposit and provides for the extension of variable rate loans to borrowers.  The Company has generally been able to control its exposure to changing interest rates by maintaining floating interest rate loans, shorter term investments, and a majority of its certificates of deposit with relatively short maturities.

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

At March 31, 2012 and December 31, 2011, the Company’s capital exceeded all minimum regulatory requirements and the Company was considered to be “well capitalized” as defined in the regulations issued by the FDIC.

Inflation

The impact of inflation on financial institutions may differ significantly from the impact exerted on other companies.  Banks, as financial intermediaries, have numerous assets and liabilities that may move in concert with inflation, both as to interest rates and as to value.  This is especially true for companies such as a bank with a high percentage of interest-rate-sensitive assets and liabilities.  Banks seek to reduce the impact of inflation by managing the interest-rate-sensitivity gap.  The Company attempts to manage its interest-rate-sensitivity gap and structure its mix of financial instruments in order to minimize the potential adverse effects of inflation or other market forces on its net interest income and, therefore, its earnings and capital.

Financial institutions are also affected by inflation’s impact on non-interest expenses such as salaries and occupancy expenses.  From 1992 through March 31, 2012, inflation has remained relatively stable due primarily to continuous management of the money supply by the Federal Reserve.  Based on the Company’s interest-rate-sensitivity position, the Company may be adversely affected by changes in interest rates in the short term.  As such, the management of the money supply by the Federal Reserve to control the rate of inflation has an indirect impact on the earnings of the Company.  Also, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Company.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

The Company has initiatives in place to ensure compliance with the Sarbanes-Oxley Act of 2002.  The Company has an Internal Compliance Committee that is responsible for the monitoring of, and compliance with, all federal regulations.  This committee makes reports on compliance matters to the Audit and Compliance Committee of the Company’s Board of Directors.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

To the best of the Company’s knowledge, none of its directors or officers, or their respective affiliates, or a holder of record beneficially of 5% or more of the Company’s securities is a party adverse to the Company or has a material interest adverse to the Company in any legal proceeding.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) of the Company's Form 8-K filed on March 22, 2012)

4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB file on May 15, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Taxonomy Extension Definitions Linkbase Document*

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

SBT BANCORP, INC.

Date: May 14, 2012	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: May 14, 2012	By:	/s/ Anthony F. Bisceglio
Anthony F. Bisceglio
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K filed on March 31, 2009)

3(i).2
Certificate of Amendment to the Certificate of Incorporation of SBT Bancorp, Inc. establishing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s 8-K filed on August 12, 2011)

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) of the Company's Form 8-K filed on March 22, 2012)

4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB file on May 15, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	Taxonomy Extension Definitions Linkbase Document*

*
As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.