Form 10-Q
period 2012-06-30
SBT Bancorp, Inc.
filed 2012-08-14
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

As of July 31, 2012, the registrant had 876,926 shares of its Common Stock, no par value per share, outstanding.

TABLE OF CONTENTS

SBT Bancorp, Inc.

PART I – FINANCIAL INFORMATION Item 1. Financial Statements
SBT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)
ASSETS	6/30/12	12/31/11
	(unaudited)
Cash and due from banks	$8,101	$19,217
Interest-bearing deposits with the Federal Reserve Bank of Boston	17,737	65,292
Interest-bearing deposits with the Federal Home Loan Bank	2	1
Federal funds sold	2,314	2,024
Money market mutual funds	348	5,346
Cash and cash equivalents	28,502	91,880

Interest-bearing time deposits with other banks	3,715	4,728
Investments in available-for-sale securities (at fair value)	75,709	56,859
Federal Home Loan Bank stock, at cost	589	660

Loans outstanding	222,632	216,552
Less allowance for loan losses	2,439	2,469
Loans, net	220,193	214,083

Premises and equipment	840	679
Accrued interest receivable	977	964
Bank owned life insurance	6,268	4,173
Other Real Estate Owned	372	-
Other assets	2,652	3,013

TOTAL ASSETS	$339,817	$377,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$72,906	$103,778
Savings and NOW deposits	159,887	164,318
Time deposits	74,757	76,681
Total deposits	307,550	344,777

Securities sold under agreements to repurchase	2,673	3,548
Other liabilities	1,186	1,271
Total liabilities	311,409	349,596

Stockholders' equity:
Preferred Stock – Series A	-	-
Preferred Stock – Series B	-	-
Preferred Stock – Series C	8,958	8,952
Common stock, no par value; authorized 2,000,000 shares;
issued and outstanding 876,926 shares at 6/30/12 and 876,394 at 12/31/11	9,631	9,620
Treasury stock, 414 shares	(7)	(7)
Unearned compensation restricted stock awards	(163)	(199)
Retained earnings	8,991	8,360
Accumulated other comprehensive income	998	717
Total stockholders' equity	28,408	27,443
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$339,817	$377,039

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except for per share amounts)

	For the quarter ended		For the six months ended
	6/30/12	6/30/11	6/30/12	6/30/11
Interest and dividend income:
Interest and fees on loans	$2,433	$2,480	$4,935	$4,955
Investment securities	469	437	883	835
Federal funds sold and overnight deposits	20	22	58	39
Total interest and dividend income	2,922	2,939	5,876	5,829
Interest expense:
Deposits	253	379	521	797
Repurchase agreements	1	6	2	14
Total interest expense	254	385	523	811

Net interest and dividend income	2,668	2,554	5,353	5,018

Provision for loan losses	60	165	150	165

Net interest and divided income after provision for loan losses	2,608	2,389	5,203	4,853
Non-interest income:
Service charges on deposit accounts	118	134	240	247
Gain on sales of available-for-sale securities	24	162	47	269
Other service charges and fees	169	145	323	276
Increase in cash surrender value of life insurance policies	55	39	95	79
Gain on loans sold and commission fee income	533	54	882	101
Investment services fees and commissions	48	37	71	103
Other income	1	4	1	4
Total noninterest income	948	575	1,659	1,079

Non-interest expense:
Salaries and employee benefits	1,603	1,402	2,990	2,815
Premises and equipment	324	330	663	692
Advertising and promotions	183	117	332	217
Forms and supplies	53	41	96	93
Professional fees	174	226	319	384
Directors’ fees	56	39	113	78
Correspondent charges	85	80	184	156
Postage	20	20	47	41
FDIC assessment	46	112	69	241
Data processing	124	112	238	221
Other expenses	278	262	541	455
Total noninterest expense	2,946	2,741	5,592	5,393

Income before income taxes	610	223	1,270	539
Income tax provision	157	25	336	254
Net income	$453	$198	$934	$285
Net income available to common stockholders	$423	$133	$839	$156
Average shares outstanding, basic	854,078	864,976	859,657	864,976
Earnings per common share, basic	$0.49	$0.15	$0.98	$0.18
Average shares outstanding, assuming dilution	865,284	865,264	871,113	865,282
Earnings per common share, assuming dilution	$0.49	$0.15	$0.96	$0.18

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC. AND SUBSIDIARY

STATEMENT OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2012 and 2011

(Unaudited)
(Dollars in thousands)

June 30, 2012:

Net income		$453
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	$271
Reclassification adjustment for gains
included in net income	(16)	255
Comprehensive income attributable to SBT Bancorp, Inc.		$708

June 30, 2011:

Net income		$198
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	$490
Reclassification adjustment for gains
included in net income	(107)	383
Comprehensive income attributable to SBT Bancorp, Inc.		$581

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC. AND SUBSIDIARY

STATEMENT OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30, 2012 and 2011

(Unaudited)
(Dollars in thousands)

June 30, 2012:

Net income		$934
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	$312
Reclassification adjustment for gains
included in net income	(31)	281
Comprehensive income attributable to SBT Bancorp, Inc.		$1,215

June 30, 2011:

Net income		$285
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	$591
Reclassification adjustment for gains
included in net income	(177)	414
Comprehensive income attributable to SBT Bancorp, Inc.		$699

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	Preferred Stock Series A	Preferred Stock Series B	Preferred Stock Series C	Common Stock	Unearned Restricted Stock Award	Treasury Stock	Retained Earnings	Accum. Other Comp. Income	Total
Balance, December 31, 2010	$3,851	$219	$-	$9,381	$-	$-	$8,255	$261	$21,967
Net income	-	-	-	-	-	-	285	-	285
Other Comprehensive income	-	-	-	-	-	-	-	414	414
Preferred stock dividends	-	-	-	-	-	-	(109)	-	(109)
Preferred stock amortization (accretion)	23	(3)	-	-	-	-	(20)	-	-
Dividends declared common stock ($0.24 per share)	-	-	-	-	-	-	(208)	-	(208)
Balance, June 30, 2011	$3,874	$216	$-	$9,381	$-	$-	$8,203	$675	$22,349

Balance, December 31, 2011	$-	$-	$8,952	$9,620	$(199)	$(7)	$8,360	$717	$27,443
Net income	-	-	-	-	-	-	934	-	934
Other Comprehensive income	-	-	-	-	-	-	-	281	281
Preferred stock amortization (accretion)	-	-	6	-	-	-	(6)	-	-
Preferred stock dividend – Series C	-	-	-	-	-	-	(89)	-	(89)
Dividends declared common stock ($0.24 per share)	-	-	-	-	-	-	(208)	-	(208)
Stock-based compensation	-	-	-	-	36	-	-	-	36
Common stock issued	-	-	-	11	-	-	-	-	11
Balance, June 30, 2012	$-	$-	$8,958	$9,631	$(163)	$(7)	$8,991	$998	$28,408

                                                                                                              See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/12	6/30/11
Cash flows from operating activities:
Net income	$934	$285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	204	111
Interest capitalized on interest-bearing time deposits with other banks	(75)	(43)
Change in deferred loan costs, net	(166)	(51)
Provision for loan losses	150	165
Loss on sale of other real estate owned	-	28
Depreciation and amortization	115	108
Accretion on impairment of operating lease	(22)	(11)
Net gain on sales and writedowns of available-for-sale securities	(47)	(269)
Decrease in other assets	37	39
Increase in interest receivable	(13)	(62)
Decrease (increase) in taxes receivable	332	(151)
Stock based compensation	36	-
Common stock issued	11	-
Decrease in other liabilities	(237)	(188)
Increase in cash surrender value of bank owned life insurance	(95)	(79)
Increase in interest payable	8	9

Net cash provided by (used in) operating activities	1,172	(109)

Cash flows from investing activities:
Maturities and redemptions of interest-bearing time deposits with other banks	1,088	1,365
Purchases of available-for-sale securities	(33,198)	(18,344)
Proceeds from maturities of available-for-sale securities	13,716	8,304
Proceeds from sales of available-for-sale securities	900	3,226
Loan originations and principal collections, net	(5,261)	(1,862)
Loans purchased	(1,215)	(2,758)
Purchases of FHLB stock	(20)	-
Proceeds from sale of FHLB stock	91	-
Capital expenditures	(262)	(115)
Recoveries of loans previously charged-off	10	5
Proceeds from sale of other real estate owned	-	322
Premiums paid on bank owned life insurance	(2,000)	-

Net cash used in investing activities	(26,151)	(9,857)

Cash flows from financing activities:
Net (decrease) increase in demand, NOW, and savings accounts	(35,303)	41,346
Net decrease in time deposits	(1,924)	(1,476)
Net decrease in securities sold under agreements to repurchase	(875)	(654)
Dividends paid – preferred stock	(89)	(109)
Dividends paid – common stock	(208)	(208)
Net cash (used in) provided by financing activities	(38,399)	38,899

Net (decrease) increase in cash and cash equivalents	(63,378)	28,933
Cash and cash equivalents at beginning of period	91,880	30,871
Cash and cash equivalents at end of period	$28,502	$59,804
Supplemental disclosures:
Interest paid	$531	$802
Income taxes paid	336	200
Loans transferred to other real estate owned	372	-

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

NOTE 2 – STOCK-BASED COMPENSATION

At June 30, 2012, the Company maintained a stock-based employee compensation plan.  The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements.  During the six months ended June 30, 2012, the Company  recognized $36,000 in stock-based employee compensation expense.  During the six months ended June 30, 2011, the Company did not recognize any stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.  Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.”  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other”, an update to ASC 350, “Intangibles – Goodwill and Other.”  ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment.  The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  All other requirements in ASU 2011-05 are not affected by this update.  The amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on its consolidated financial statements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value for June 30, 2012 and December 31, 2011.  The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2012.

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

The following summarizes assets measured at fair value at June 30, 2012 and December 31, 2011.

Assets Measured at Fair Value on a Recurring Basis

	(Dollars in thousands)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
June 30, 2012:
Debt securities issued by U.S. government corporations & agencies	$19,333	$-	$19,333	$-
Obligations of states and municipalities	14,515	-	14,515	-
Corporate debt securities	2,017		2,017
Mortgage-backed securities	38,591		38,591
SBA loan pool	1,253	-	1,253	-
Totals	$75,709	$-	$75,709	$-

December 31, 2011:
Debt securities issued by U.S. government corporations & agencies	$12,543	$-	$12,543	$-
Obligations of states and municipalities	13,612	-	13,612	-
Corporate debt securities	2,484		2,484
Mortgage-backed securities	26,866		26,866
SBA loan pool	1,354	-	1,354	-
Totals	$56,859	$-	$56,859	$-

Assets Measured at Fair Value on a Nonrecurring Basis

	(Dollars in thousands)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
June 30, 2012:
Impaired loans	$189	$-	$-	$189
Totals	$189	$-	$-	$189

December 31, 2011:
Impaired loans	$175	$-	$-	$175
Totals	$175	$-	$-	$175

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	(Dollars in thousands)
	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$28,502	$28,502			$28,502
Federal Home Loan Bank stock	589	589			589
Accrued interest receivable	977	977			977
Available-for-sale securities	75,709		75,709		75,709
Interest-bearing time deposits with other banks	3,715			3,869	3,869
Loans, net	220,193			225,535	225,535

Financial liabilities:
Deposits	307,550			308,140	308,140
Securities sold under agreements to repurchase	2,673	2,673			2,673

	December 31, 2011
	(Dollars in thousands)
	Fair Value

	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$91,880	$91,880			$91,880
Federal Home Loan Bank stock	660	660			660
Accrued interest receivable	964	964			964
Available-for-sale securities	56,859		56,859		56,859
Interest-bearing time deposits with other banks	4,728			4,899	4,899
Loans, net	214,083			220,659	220,659

Financial liabilities:
Deposits	344,777			345,515	345,515
Securities sold under agreements to repurchase	3,548	3,548			3,548

NOTE 5 – EARNINGS PER  COMMON SHARE

Basic earnings per common share (”EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2012 and June 30, 2011:

(Dollars in thousands, except per share amounts)
	For the three months ended
	6/30/12	6/30/11
Basic EPS computation:
Net income	$453	$198
Preferred stock net accretion	(3)	(10)
Preferred stock dividends	(27)	(55)
Net income available to common stockholders	$423	$133

Weighted average shares outstanding, basic	854,078	864,976
Basic EPS	$0.49	$0.15

Diluted EPS computation:
Net income	$453	$198
Preferred stock net accretion	(3)	(10)
Preferred stock dividends	(27)	(55)
Net income available to common stockholders	$423	$133

Weighted average shares outstanding, assuming dilution	854,078	864,976
Dilutive potential shares	11,206	288
	865,284	865,264
Diluted EPS	$0.49	$0.15

(Dollars in thousands, except per share amounts)
	For the six months ended
	6/30/12	6/30/11
Basic EPS computation:
Net income	$934	$285
Preferred stock net accretion	(6)	(20)
Preferred stock dividends	(89)	(109)
Net income available to common stockholders	$839	$156

Weighted average shares outstanding, basic	859,657	864,976
Basic EPS	$0.98	$0.18

Diluted EPS computation:
Net income	$934	$285
Preferred stock net accretion	(6)	(20)
Preferred stock dividends	(89)	(109)
Net income available to common stockholders	$839	$156

Weighted average shares outstanding, assuming dilution	859,657	864,976
Dilutive potential shares	11,456	306
	871,113	865,282
Diluted EPS	$0.96	$0.18

NOTE 6 – INVESTMENT SECURITIES

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	As of June 30, 2012 (dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities issued by the U.S. Treasury and other U.S. govt. corporations and agencies	$1,499	$-	$-	$-	$1,499	$-
Obligations of states and municipalities	704	(21)	-	-	704	(21)
Corporate debt securities	495	(5)	489	(10)	984	(15)
Mortgage-backed securities	2,965	(7)	438	(99)	3,403	(106)
Total temporarily impaired securities	$5,663	$(33)	$927	$(109)	$6,590	$(142)

The investments in the Company’s investment portfolio that were temporarily impaired as of June 30, 2012 consisted of debt issued by states and municipalities, corporations and U.S. government agencies and sponsored enterprises.  The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis.  As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

The following table summarizes the amounts and distribution of the Bank’s investment securities held as of June 30, 2012 and December 31, 2011:

	Investment Portfolio
	(Dollars in thousands)
	June 30, 2012

	Amortized cost	Unrealized gains	Unrealized loss	Fair value	Yield
Available-for-sale securities
U.S. government and agency securities
Due within one year	$-	$-	-	-	-
Due after one to five years	13,747	58	-	13,805	1.11%
Due after ten to fifteen years	5,014	14	-	5,028	1.47%
Due beyond fifteen years	500	-	-	500	0.94%
Total U.S. govt. and agency securities	$19,261	$72	-	$19,333	1.20%

State and municipal securities
Due within one year	326	9	-	335	3.80%
Due after one to five years	500	2	-	502	5.10%
Due after five to ten years	2,626	182	-	2,808	3.74%
Due after ten to fifteen years	7,213	474	10	7,677	3.49%
Due beyond fifteen years	2,978	226	11	3,193	3.41%
Total state and municipal securities	13,643	893	21	14,515	3.59%

Corporate debt securities
Due after one to five years	2,007	25	15	2,017	2.80%
Total corporate debt securities	2,007	25	15	2,017	2.80%

Mortgage-backed securities
Due within one year	90	4	-	94	3.54%
Due after one to five years	218	4	-	222	3.81%
Due after five to ten years	6,407	130	7	6,530	2.34%
Due after ten to fifteen years	15,681	225	5	15,901	2.12%
Due beyond fifteen years	15,765	173	94	15,844	2.33%
Total mortgage-backed securities	38,161	536	106	38,591	2.25%

SBA loan pool
Due after one to five years	119	1	-	120	4.62%
Due after ten to fifteen years	1,005	128	-	1,133	5.06%
Total SBA loan pool	1,124	129	-	1,253	5.02%

Total available-for-sale securities	$74,196	$1,655	$142	$75,709	2.55%

	Investment Portfolio
	(Dollars in thousands)
	December 31, 2011

	Amortized cost	Unrealized gains	Unrealized loss	Fair value	Yield
Available-for-sale securities
U.S. government and agency securities
Due within one year	$500	$2	$-	$502	1.49%
Due after one to five years	12,000	44	3	12,041	1.37%
Total U.S. govt. and agency securities	12,500	46	3	12,543	1.37%

State and municipal securities
Due after one to five years	499	5	-	504	5.10%
Due after five to ten years	1,518	55	-	1,573	3.72%
Due after ten to fifteen years	7,261	387	1	7,647	3.61%
Due beyond fifteen years	3,637	251	-	3,888	3.69%
Total state and municipal securities	12,915	698	1	13,612	3.70%

Corporate debt securities
Due within one year	500	3	-	503	5.00%
Due after one to five years	2,009	1	29	1,981	2.83%
Total corporate debt securities	2,509	4	29	2,484	3.26%

Mortgage-backed securities
Due within one year	2	-	-	2	5.26%
Due after one to five years	376	9	-	385	3.63%
Due after five to ten years	6,518	107	12	6,613	2.39%
Due after ten to fifteen years	11,785	162	47	11,900	2.25%
Due beyond fifteen years	7,935	137	106	7,966	3.15%
Total mortgage-backed securities	26,616	415	165	26,866	2.57%

SBA loan pool
Due after one to five years	130	3	-	133	4.63%
Due after ten to fifteen years	1,101	120	-	1,221	5.09%
Total SBA loan pool	1,231	123	-	1,354	5.04%

Total available-for-sale securities	$55,771	$1,286	$198	$56,859	2.61%

During the six months ended June 30, 2012, there were proceeds of $900,010 from sales of available for sale securities.  Gross realized gains on these sales amounted to $49,481.  The tax expense applicable to these gross realized gains amounted to $16,824.

During the six months ended June 30, 2011, there were proceeds of $3,226,371 from sales of available for sale securities.  Gross realized gains on these sales amounted to $268,438.  The tax expense applicable to these gross realized gains amounted to $91,269.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of June 30, 2012 and December 31, 2011:

	(Dollars in thousands)
	June 30, 2012	December 31, 2011
Commercial, financial and agricultural	$15,024	$15,145
Real estate - construction and land development	2,531	1,307
Real estate - residential	106,103	99,692
Real estate - commercial	38,202	39,723
Home equity	47,551	48,484
Municipal	1,893	1,807
Consumer	10,680	9,913
	221,984	216,071
Allowance for loan losses	(2,439)	(2,469)
Deferred costs, net	648	481
Net loans	$220,193	$214,083

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments:  residential real estate, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors:  levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2012.

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate:  The Company generally does not originate loans with a loan-to-value ratio greater than 80 %  without obtaining private mortgage insurance for any amounts over 80% and does not grant subprime loans.  All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate:  Loans in this segment are primarily owner-occupied properties throughout the Farmington Valley in Connecticut.  Management continually monitors the financial performance of these loans and the related operating entities.

Construction loans:  Loans in this segment primarily include real estate development loans for which payment is derived from the sale of the property.  Credit risk is affected by cost overruns, time to sell at adequate prices, and market conditions.

Commercial loans:  Loans in this segment are made to businesses and are generally secured by the assets of the businesses.  Repayment is expected from the cash flows of the businesses.  A weakened economy will have an effect on the credit quality in this segment.

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

The following table presents the allowance for loan loss activity by portfolio segment for the six months ended  June 30, 2012 and June 30, 2011:

(Dollars in thousands)
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$750	$572	$22	$343	$422	$194	$166	$2,469
Charge-offs	(112)	(25)	(49)	-	-	(4)	-	(190)
Recoveries	7	-	-	-	1	2	-	10
(Benefit)/Provision	270	(25)	109	42	(169)	(67)	(10)	150
Ending balance
June 30, 2012	$915	$522	$82	$385	$254	$125	$156	$2,439

(Dollars in thousands)
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$838	$465	$68	$360	$410	$94	$91	$2,326
Charge-offs	-	-	(160)	-	-	(22)	-	(182)
Recoveries	-	-	-	-	-	5	-	5
(Benefit)/Provision	(105)	36	151	(3)	33	73	(20)	165
Ending balance
June 30, 2011	$733	$501	$59	$357	$443	$150	$71	$2,314

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)
	Real Estate:
			Construction and Land		Commercial
	Residential	Commercial	Development	Home Equity	& Industrial	Consumer	Unallocated	Total

June 30, 2012:
Allowance:
Ending balance:
Individually
evaluated for
impairment	$47	$-	$-	$-	$-	$-	$-	$47

Ending balance:
Collectively
evaluated for
impairment	868	522	82	385	254	125	156	2,392

Total allowance
for loan lease loss
ending balance	$915	$522	$82	$385	$254	$125	$156	$2,439

Loans:
Ending balance:
Individually
evaluated for
impairment	$236	$71	$163	$-	$-	$-	$-	$470

Ending balance:
Collectively
evaluated
for impairment	105,867	38,131	2,368	47,551	16,917	10,680	-	221,514

Total loans
ending balance	$106,103	$38,202	$2,531	$47,551	$16,917	$10,680	$-	$221,984

December 31, 2011:
Allowance:
Ending balance:
Individually
evaluated for
impairment	$62	$-	$-	$-	$-	$-	$-	$62

Ending balance:
Collectively
evaluated for
impairment	688	572	22	343	422	194	166	2,407

Total allowance
for loan lease loss
ending balance	$750	$572	$22	$343	$422	$194	$166	$2,469

Loans:
Ending balance:
Individually
evaluated for
impairment	$808	$250	$399	$-	$215	$-	$-	$1,672

Ending balance:
Collectively
evaluated
for impairment	98,884	39,473	909	48,484	16,736	9,913	-	214,399

Total loans
ending balance	$99,692	$39,723	$1,308	$48,484	$16,951	$9,913	$-	$216,071

The following table presents the Company’s loans by risk rating as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)
Credit quality indicators
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
June 30, 2012:
Grade:
Pass	$-	$36,375	$2,368	$-	$12,345	$-	$51,088
Special Mention	-	1,372	-	-	3,288	-	4,660
Substandard	821	455	163	186	1,284	-	2,909
Loans not formally
rated	105,282	-	-	47,365	-	10,680	163,327
Total	$106,103	$38,202	$2,531	$47,551	$16,917	$10,680	$221,984

December 31, 2011:
Grade:
Pass	$-	$35,746	$909	$-	$13,343	$-	$49,998
Special mention	-	3,339	-	-	2,930	-	6,269
Substandard	1,349	638	399	238	678	-	3,302
Loans not formally
rated	98,343	-	-	48,246	-	9,913	156,502
Total	$99,692	$39,723	$1,308	$48,484	$16,951	$9,913	$216,071

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

The Company utilizes a risk rating grading matrix to assign a risk grade to each of its commercial loans.  Loans are graded on a scale of 1 to 7.  A “Pass” is defined as risk rating 1 through 3.5.  A description of each rating class is as follows:

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

Risk Rating 6 (Doubtful) – This risk rating is assigned to borrowers or the portion of borrowers’ loans with which the Company is no longer certain of such loans’ collectability.  A specific reserve allocation is assigned to such portion of the loans.

Risk Rating 7 (Loss) – This risk rating is assigned to loans which have been charged off or the portion of the loans that have been charged off.  “Loss” does not imply that the loan, or any portion thereof, will never be repaid, nor does it imply that there has been a forgiveness of debt.

“Loans not formally rated” represent residential, home equity and consumer loans.  As of June 30, 2012, $163.3 million of the total residential, home equity and consumer loan portfolio of $164.3 million were not formally rated.  The performance of these loans is measured by delinquency status.  The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines.  These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios.  Home equity loan and line guidelines place a maximum loan to value of 80% on these loans and the Bank requires full underwriting disclosure documentation for these loans.  These underwriting factors have produced a high performance loan portfolio.  Total delinquent loans decreased from 1.17% of loans outstanding on June 30, 2011 to 0.44% of total loans outstanding on June 30, 2012.

An age analysis of past-due loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011 is as follows:

	(Dollars in thousands)
					Recorded
June 30, 2012:				Total	Investment
	30-59 Days	60-89 Days	90 Days or More	Past Due	90 Days and Accruing
Real estate:
Residential	$113	$-	$-	$113	$-
Commercial	-	-	-	-	-
Construction and
land development	-	-	163	163	-
Home equity	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer	34	1	-	35	40
Total	$147	$1	$163	$311	$40

December 31, 2011:

Real estate:
Residential	$-	$515	$430	$945	$-
Commercial	-	-	250	250	-
Construction and
land development	-	-	399	399	-
Home equity	38	-	-	38	-
Commercial and industrial	-	-	215	215	-
Consumer	52	1	18	71	-
Total	$90	$516	$1,312	$1,918	$-

The following table sets forth information regarding nonaccrual loans as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)
Real Estate:	June 30, 2012	December 31, 2011
Residential	$685	$1,186
Commercial	-	250
Construction and land development	163	399
Home equity	-	238
Commercial and industrial	-	215
Consumer -	-	18
Total nonaccrual loans	$848	$2,306

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the six months ended June 30, 2012 and the year ended December 31, 2011.

	(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
June 30, 2012:
With no related allowance recorded:
Real Estate:
Residential	$-	$-	$-	$245	$-
Commercial	71	71	-	144	5
Commercial and Industrial	-	-	-	70	7
Construction and
land development	163	162	-	298	-
Home equity	-	-	-	-	-
Total impaired with no
related allowance	234	233	-	757	12

With an allowance recorded:
Real Estate:
Residential	236	236	47	236	2
Total impaired with an
allowance recorded	236	236	47	236	2

Total:
Real Estate:
Residential	236	236	47	481	2
Commercial	71	71	-	144	5
Commercial and industrial	-	-	-	70	7
Construction and
land development	163	162	-	298	-
Home equity	-	-	-	-	-
	$470	$469	$47	$993	$14

	(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2011:
With no related allowance recorded:
Real Estate:
Residential	$571	$571	$-	$564	$8
Commercial	250	318	-	315	9
Construction and
land development	399	753	-	684	-
Commercial and industrial	215	215	-	46	1
Home equity	-	-	-	5	-
Total impaired with no
related allowance	1,435	1,857	-	1,614	18

With an allowance recorded:
Real Estate:
Residential	237	237	62	239	10
Commercial and industrial	-	-	-	-	-
Total impaired with an
allowance recorded	237	237	62	239	10

Total:
Real Estate:
Residential	808	808	62	803	18
Commercial	250	318	-	315	9
Construction and
land development	399	753	-	684	-
Commercial and industrial	215	215	-	46	1
Home equity	-	-	-	5	-
	$1,672	$2,094	$62	$1,853	$28

The following table sets forth the Bank’s loan commitments, standby letters of credit, and unadvanced portions of loans at June 30, 2012 and December 31, 2011.

LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(Dollars in thousands)

	6/30/12	12/31/11

Commitments to originate loans	$26,836	$4,571
Standby letters of credit	175	293
Unadvanced portion of loans:
Construction	243	70
Commercial lines of credit	8,547	8,059
Consumer	692	674
Home equity lines of credit	29,614	28,715

Total	$66,107	$42,382

Troubled Debt Restructuring
June 30, 2012
(Dollars in thousands)
	3 months ended			6 months ended
	6/30/12			6/30/12
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Residential	-	-	-	-	-	-
Commercial	1	$66	$72	1	$66	$72
Construction and land development
Home equity	-	-	-	-	-	-
Commercial and industrial
Consumer

Troubled debt restructurings that subsequently defaulted
Residential	-	-	-	-	-	-
Commercial
Construction and land development
Home equity	-	-	-	-	-	-
Commercial and industrial
Consumer

The Bank’s troubled debt restructurings are determined by management.  TDRs include all accrued interest, late charges, title and recording fees, and attorney’s fees being added back to the pre-modification balance.  Rates and terms of the loans have changed. The Bank does not expect to loan additional funds to these borrowers.

The Bank is currently selling loans in the secondary  market on a loan by loan basis. The Company had a balance of $49,200,000 in loans serviced for others as of June 30, 2012 and the amortized cost of the related servicing rights was $460,000. The Company had a balance of $25,800,000 in loans serviced for others as of December 31, 2011 and the amortized cost of the related servicing rights was $162,500.

The balance of capitalized servicing rights included in other assets at June 30, 2012 was approximately $460,000. Approximately $320,500 of mortgage servicing rights were capitalized during the six months ended June 30, 2012 and amortization of mortgage servicing rights recognized was approximately $23,000.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

NOTE 9 – OTHER COMPREHENSIVE INCOME

The following table presents the reclassification disclosure for the six months ended June 30, 2012 and 2011:

	(Dollars in thousands)
	6/30/2012	6/30/2011

Net unrealized holding gains on available-for-sale securities	$472	$864
Reclassification adjustment for realized gains in net income	(47)	(269)
Other comprehensive income before income tax effect	425	595
Income tax expense	(144)	(181)
Other comprehensive income, net of tax	$281	$414

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

General

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources.  The discussion should be read in conjunction with the consolidated financial statements of the Company for the six months ended June 30, 2012.  All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the six months ended June 30, 2012 not misleading have been made.

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

Overview

For the six months ended June 30, 2012, net income amounted to $934,000, or $0.96 per diluted share.  This compares to net income of $285,000 or $0.18 per diluted share for six months ended June 30, 2011.  Total assets on June 30, 2012 were $340 million.

Total loans outstanding on June 30, 2012 were $223 million, an increase of $13 million or 6% over a year ago. Average loan balances for the quarter ending June 30, 2012 increased by $14 million or 7% compared to average loan balances for the quarter ending June 30, 2011. Residential mortgage loan average balances increased $6.4 million or 7% over last year’s second quarter.  Commercial loan average balances increased $5.2 million or 10%.  Consumer loan average balances increased $2.5 million or 4%. The profile of the Company’s loan portfolio remains relatively low-risk.   Allowance for loan losses at June 30, 2012 was 1.10% of total loans.  The Company had non-accrual loans of $0.8 million equal to 0.38% of total loans on June 30, 2012 compared to non-accrual loans of $2.1 million or 1.00% of total loans a year ago.  Total delinquent loans decreased from 1.17% of loans outstanding on June 30, 2011 to 0.44% of loans outstanding on June 30, 2012.

Total deposits on June 30, 2012 were $308 million, a decrease of $1.6 million compared to total deposits a year ago.  Prior year quarter-end, June 30, 2011, total deposits included a business checking account short-term deposit of $22 million that was deposited in late June 2011 and was withdrawn in early July 2011.  Excluding this prior year quarter-end anomaly, total deposits for the quarter ending June 30, 2012 increased by $20 million or 7%. This growth was all in Core deposits (Demand, Savings and NOW accounts).  Compared to June 30, 2011, demand deposits, excluding the prior year quarter-end anomaly, increased $8 million or 12%, savings and NOW deposits increased $14 million or 10%, and time deposits decreased by $1.5 million or 2%. At quarter end, 24% of total deposits were in non-interest bearing demand accounts, 52% were in low-cost savings and NOW accounts, and 24% were in time deposits.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $3,616,000 in the second quarter compared to $3,129,000 a year ago, an increase of $487,000 or 16%.  Net interest and dividend income increased by $114,000 or 5%, while noninterest income increased by $373,000 or 65% primarily due to an increase in the gain on loans sold.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.34% for the second quarter of 2012, compared to 3.45% for the second quarter of 2011.  The Company’s cost of funds declined 23 basis points while the yield on interest earning assets decreased 31 basis points during the second quarter of 2012, compared to the second quarter of 2011.

Total noninterest expenses increased by $205,000 or 7% to $2,946,000 for the second quarter 2012 compared to $2,741,000 in the second quarter 2011. This increase was mainly due to expenses related to growing the Bank’s revenues.  Salaries and employee benefit expenses increased by $201,000. Advertising and promotion expenses increased by $66,000.  Offsetting a portion of these expense increases were decreases in expenses for professional fees and FDIC assessment fees totaling $118,000.

Capital levels for the Bank on June 30, 2012 were above those required to meet the regulatory “well-capitalized” designation.

Capital Ratios 6/30/12
	The Simsbury Bank and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.82%	5.00%
Tier 1 Risk-Based Capital Ratio	13.76%	6.00%
Total Risk-Based Capital Ratio	14.99%	10.00%

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

Net interest and dividend income after provision for loan losses plus non-interest income was $3,556,000 for the second quarter of 2012 compared to $2,964,000 for the second quarter of 2011.  The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.34% for the quarter ended June 30, 2012 from 3.45% for the quarter ended June 30, 2011.  The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 3.24% for the quarter ended June 30, 2012 from 3.32% for the quarter ended June 30, 2011.  The Company’s yield on interest earning assets decreased during the second quarter of 2012 to 3.65% as compared to 3.96% for the second quarter of 2011 and the cost of deposits and borrowings decreased to 0.41% for the second quarter of 2012 from 0.64% for the second quarter of 2011.

Net interest and dividend income after provision for loan losses plus non-interest income was $6,862,000 for the first six months of 2012 compared to $5,932,000 for the same period in 2011.  The Company’s net interest margin, as defined in the immediately preceding paragraph , was relatively unchanged at 3.38% for the six months ended June 30, 2012 compared to 3.39% for the six months ended June 30, 2011. The Company’s net interest spread, as defined in the immediately preceding paragraph, increased to 3.32% for the six months ended June 30, 2012 from 3.24% for the six months ended June 30, 2011. The Company’s yield on interest earning assets decreased during the first six months of 2012 to 3.56% as compared to 3.92% for the same period in 2011, while the cost of deposits and borrowings decreased to 0.25% for the six months ended June 30, 2012 from 0.68% for the comparable period in 2011.

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines.  The total allowance for loan losses at June 30, 2012 was $2,439,000 or 1.10% of outstanding loans as compared to $2,469,000 or 1.14% of outstanding loans as of December 31, 2011.   The Company charged off three loans totaling $51,500 in the second quarter of 2012 compared to five loans totaling $177,000 for the second quarter of 2011.  For the six months ended June 30, 2012, the Company charged off seven loans totaling $190,000 compared to six loans totaling $182,000 for the six months ended June 30, 2011.  During the second quarter of 2012, the Company had five recoveries totaling $8,400 compared to six  recoveries totaling $3,400 for the second quarter of 2011.  For the six months ended June 30, 2012, the Company had seven recoveries totaling $10,300 compared to seven recoveries totaling $5,100 for the same period in 2011.  The Company believes the allowance for loan losses is appropriate.

Non-interest Income and Non-interest Expense

Total non-interest income (which is derived mainly from service and overdraft charges) for the three months ended June 30, 2012 was $948,000 compared to $575,000 for the same period in the prior year.  Total non-interest income for the first six months of 2012 was $1,659,000, an increase of $580,000 from $1,079,000 for the first six months of 2011.  The increase in total non-interest income was primarily due to an increase in loans sold. At June 30, 2012 the Company had approximately 20,988 deposit accounts, compared to 21,006 deposit accounts at December 31, 2011.

Total non-interest expense for the three months ended June 30, 2012 was $2,946,000 compared to $2,741,000 for the same period in the prior year.  Total non-interest expense for the first six months of 2012 was $5,592,000, an increase of $199,000 over total non-interest expense of $5,393,000 for the first six months of 2011.  Salaries and employee benefit expenses accounted for approximately 88% of the increase in non-interest expenses, which were partially offset by lower FDIC assessment fees.  These expenses were primarily associated with strategic initiatives in increasing loan originations volume which resulted in strong revenue growth.  The ratio of annualized operating expenses to average assets was 3.32% for the second quarter of 2012 compared to 3.46% for the second quarter of 2011.

For the three months ended June 30, 2012, salaries and employee benefits comprised approximately 54% of total non-interest expense, an increase from 51% for the same period in the prior year.  Other major categories included premises and equipment, which comprised approximately 11% and 12%, respectively, of total non-interest expense for each of the three months ended June 30, 2012 and 2011; advertising and promotions, which comprised approximately 6% and 4%, respectively, of total non-interest expense for each of the three months ended June 30, 2012 and 2011; and professional fees, which comprised approximately 6% and 7%, respectively, of total non-interest expense for  each of the three months ended June 30, 2012 and 2011.

For the three months ended June 30, 2012, salaries and employee benefits comprised approximately 53% of total non-interest expense compared to 52% for the same period in the prior year.  Other major categories included premises and equipment, which comprised approximately 12% and 13%, respectively, of total non-interest expense for each of the six months ended June 30, 2012 and 2011; advertising and promotions, which comprised approximately 6% and 4%, respectively, of total non-interest expense each of the six months ended June 30, 2012 and 2011; and professional fees, which comprised approximately 6% and 7%, respectively, of total non-interest expense for each of the six months ended June 30, 2012 and 2011.

Income Taxes

The effective income tax rate for the three months ended June 30, 2012 and June 30, 2011 was 25.74% and 11.21%, respectively.  The effective income tax rate for the six months ended June 30, 2012 and June 30, 2011 was 26.46% and 47.12%, respectively.  On January 1, 2011, the company formed a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans.  The earnings, net of certain allocated expenses, will be exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Due to the creation of this special purpose entity under State of Connecticut statues, the Company will no longer incur state income tax liability except for the minimum tax.  Therefore, the Company incurred a one-time charge to expense for the reversal of state deferred tax assets, net of federal benefit, which will not be utilized.  Excluding this one-time charge, the effective income tax rate for the three and six months ended June 30, 2011 would have been 11.21% and 15.21%, respectively.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements.  At June 30, 2012, the Company had 34 securities with a carrying value totaling $12,889,000 pledged for such purposes.  At December 31, 2011, the Company had 38 securities with a carrying value totaling $14,983,000 pledged for such purposes.

As of June 30, 2012 and December 31, 2011, the Company’s investment portfolio consisted of U.S. government and agency securities, state and municipal securities, corporate bonds, mortgage-backed securities, and money market securities. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

The fair market value of investments in available-for-sale securities as of June 30, 2012 was $75,709,000, which is 2.0% above amortized cost, compared to $56,859,000, which was 2.0% above amortized cost, as of December 31, 2011.  The Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.”  ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  Management evaluates the Company’s investment portfolio on an ongoing basis.  As of June 30, 2012, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

Loan Portfolio

The Company’s loan portfolio as of the end of the second quarter of 2012 was comprised of approximately 74% mortgage and consumer loans and 26% commercial loans.  The Company does not have any concentrations in its loan portfolio by industry or group of industries.  However, as of June 30, 2012, approximately 87% of the Company’s loans were secured by residential real property located in Connecticut compared with approximately 86% as of December 31, 2011.

The Company had approximately $153,600,000 of residential mortgage loans as of June 30, 2012, which represented a 3.7% increase from December 31, 2011. The Company sold ninety-six loans in the three months ended June 30, 2012 with an aggregate principal balance of $20,589,000, which resulted in a gain of $494,000.  For the six months ended June 30, 2012, the Company sold one hundred fifty-five loans with an aggregate principal balance of $32,430,000, which resulted in a gain of $805,000.  The Company sold thirteen loans in the three months ended June 30, 2011 with an aggregate principal balance of $2,300,000, which resulted in a gain of $44,000. For the six months ended June 30, 2011, the Company sold twenty five loans with an aggregate principal balance of $4,101,000, which resulted in a gain of $90,800. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At June 30, 2012, the Company had total consumer loan balances of approximately $10,700,000, representing a 7.7% increase from the total consumer loan balances at December 31, 2011.  As of June 30, 2012, the Company had approximately $9,774,000 in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $8,996,000 in consumer auto loans purchased from BCI on its books as of December 31, 2011. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI.  As part of the agreement, BCI services the loans for the Company.

The June 30, 2012 balance for commercial loans was $57,650,000, which was relatively unchanged from the commercial loan balance of $57,982,000 at December 31, 2011.  The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes.  The majority of these loans are owner occupied.  Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years.  Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Company is subject to certain lending limits.  With certain exceptions, the Company is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Company’s capital and reserves.  Credit equaling an additional 10% of the Company’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral.  As of June 30, 2012, the Company’s lending limits were $4,594,000 and $7,656,000, respectively.  As of December 31, 2011, these lending limits were $4,429,000 and $7,382,000, respectively.  The Company sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily.  Loans over 90 days past due are deemed non-performing and are placed on non-accrual status.  Interest received on non-accrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  The Company had 8 non-accrual loans at June 30, 2012 with an aggregate balance of approximately $847,400 compared to 19 non-accrual loans at December 31, 2011 with an aggregate balance of approximately $2,306,000.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the lesser of the Company’s recorded investment or the fair value less estimated costs to sell.  At June 30, 2012, the Company had three OREO properties carried on the books at $372,000. The Company did not have any OREO property on the books at December 31, 2011.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure (“TDR”).  All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status.  Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months.  The Company had one TDR loan at June 30, 2012 with a balance of approximately $72,100 compared to two TDR loans at December 31, 2011 with a balance of approximately $571,000.

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

As of June 30, 2012, the Company had criticized and classified loans with a combined outstanding balance of $7,569,000 compared to $9,571,000 as of December 31, 2011.  The Company had no exposure to sub-prime loans in its loan portfolio as of June 30, 2012 and December 31, 2011.  The Company’s overall asset quality and loan loss reserves of 1.10% of loans as of June 30, 2012 compare favorably to its peer banks.

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

Deposits

Deposits are the Bank’s primary source of funds.  At June 30, 2012, the Bank had a deposit mix of 39% checking, 36% savings and 25% certificates of deposit.  Twenty four percent of the total deposits of $307.6 million were noninterest bearing at June 30, 2012.  At December 31, 2011, the Bank had a deposit mix of 43% checking, 34% savings and 23% certificates of deposit.  Thirty percent of the total deposits of $344.8 million were noninterest bearing at December 31, 2011.  At June 30, 2012, $29.2 million of the Bank’s deposits were from public sources compared to deposits from public sources of $45.5 million at December 31,2011.  The Bank’s net interest income is enhanced by its percentage of noninterest bearing deposits.

The Company’s deposits are obtained from a cross-section of the communities it serves.  As of June 30, 2012, the Company had $26.3 million in municipal deposits which represent 8.6% of the total deposits.  The Company accepts deposits in excess of $100,000 from customers.  Those deposits are priced to remain competitive.  Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Accounts Registry Service (“CDARS”) program, the Bank had brokered deposits of $7,579,000 as of June 30, 2012 and $9,017,000 as of December 31, 2011.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities.  One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service.  This allows the Company to offer its customers FDIC insurance on deposits in excess of $250,000, which reflects the deposit insurance limits currently in effect, by placing the deposits in the CDARS network.  Accounts placed in this manner are considered brokered deposits.  As of June 30, 2012, the Company had $7,579,000 of deposits in the CDARS network compared to $9,017,000 of deposits in the CDARS network as of December 31, 2011.

Liquidity of a financial institution, such as a bank, is measured by its ability to have liquid assets sufficient to meet its short term obligations.  The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company.  The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future.  As of June 30, 2012, the Company held $22.7 million in cash and cash equivalents, net of required FRB reserves of $5.8 million, and $62.8 million in available-for-sale securities, net of pledged securities of $12.9 million, for total liquid assets of $85.5 million.  At June 30, 2012, the Company anticipated short term liability obligations of $37.7 million for a basic surplus of $47.8 million, which represented 14% of total assets.  As of December 31, 2011, the Company held $86.6 million in cash and cash equivalents, net of required FRB reserves of $5.3 million, and $41.9 million in available-for-sale securities, net of pledged securities of $15.0 million, for total liquid assets of $128.5 million.  At December 31, 2011, the Company anticipated short term liability obligations of $44.0 million for a basic surplus of $84.5 million, which represented 22% of total assets.

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

The Executive Committee of the Company’s Board of Directors meets monthly to monitor the Company’s investments and liquidity needs and oversee its asset-liability management.  In between meetings of the Executive Committee, the Company’s management oversees the Bank’s liquidity.

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

At June 30, 2012 and December 31, 2011, the Company’s capital exceeded all minimum regulatory requirements and the Company was considered to be “well capitalized” as defined in the regulations issued by the FDIC.

Inflation and Deflation

The impact of changes in the general price level of goods or services on financial institutions, either through inflation or deflation, may differ significantly from the impact exerted on other companies.  Banks, as financial intermediaries, have numerous assets and liabilities whose values are affected by both inflation and deflation.  This is especially true for companies, such as a bank, with a high percentage of interest-rate-sensitive assets and liabilities.  Banks seek to reduce the impact of inflation or deflation, and the coincident increase or decrease in interest rates, by managing their interest-rate-sensitivity gap.  The Company attempts to manage its interest-rate-sensitivity gap and to structure its mix of financial instruments so as to minimize the potential adverse effects inflation or deflation may have on its net interest income and, therefore, its earnings and capital.

Based on the Company’s interest-rate-sensitivity position, the Company may be adversely affected by changes in interest rates in the short term.  As such, management of the money supply and interest rates by the Federal Reserve to control the general price level of goods or services has an indirect impact on the earnings of the Company.  Also, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans with the Company.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of  June 30, 2012.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

To the best of the Company’s knowledge, none of its directors or officers, or their respective affiliates, or a beneficial owner of 5% or more of the Company’s securities is a party adverse to the Company or has a material interest adverse to the Company in any legal proceeding.

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

SBT BANCORP, INC.

Date: August 14, 2012	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: August 14, 2012	By:	/s/ Anthony F. Bisceglio
Anthony F. Bisceglio
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K filed on March 31, 2009)

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