Form 10-Q
period 2012-09-30
SBT Bancorp, Inc.
filed 2012-11-14
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

As of October 31, 2012, the registrant had 877,746 shares of its Common Stock, no par value per share, outstanding.

TABLE OF CONTENTS

SBT Bancorp, Inc.

PART I – FINANCIAL INFORMATION Item 1. Financial Statements
SBT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)
ASSETS	9/30/12	12/31/11
	(unaudited)
Cash and due from banks	$6,807	$19,217
Interest-bearing deposits with the Federal Reserve Bank of Boston	32,338	65,292
Interest-bearing deposits with the Federal Home Loan Bank	2	1
Federal funds sold	2,476	2,024
Money market mutual funds	365	5,346
Cash and cash equivalents	41,988	91,880

Interest-bearing time deposits with other banks	3,752	4,728
Investments in available-for-sale securities (at fair value)	86,274	56,859
Federal Home Loan Bank stock, at cost	589	660

Loans outstanding	227,224	216,552
Less allowance for loan losses	2,482	2,469
Loans, net	224,742	214,083

Premises and equipment	841	679
Accrued interest receivable	961	964
Bank owned life insurance	6,325	4,173
Other Real Estate Owned	323	-
Other assets	2,903	3,013

TOTAL ASSETS	$368,698	$377,039

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$70,100	$103,778
Savings and NOW deposits	188,259	164,318
Time deposits	74,969	76,681
Total deposits	333,328	344,777

Securities sold under agreements to repurchase	4,615	3,548
Other liabilities	1,528	1,271
Total liabilities	339,471	349,596

Stockholders' equity:
Preferred Stock – Series C	8,961	8,952
Common stock, no par value; authorized 2,000,000 shares;
issued and outstanding 877,746 shares at 9/30/12 and 876,808 at 12/31/11	9,639	9,620
Treasury stock, 414 shares	(7)	(7)
Unearned compensation restricted stock awards	(141)	(199)
Retained earnings	9,364	8,360
Accumulated other comprehensive income	1,411	717
Total stockholders' equity	29,227	27,443
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,698	$377,039
See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except for per share amounts)
	For the quarter ended		For the nine months ended
	9/30/12	9/30/11	9/30/12	9/30/11
Interest and dividend income:
Interest and fees on loans	$2,352	$2,520	$7,288	$7,436
Investment securities	464	416	1,346	1,250
Federal funds sold and overnight deposits	23	30	81	69
Total interest and dividend income	2,839	2,966	8,715	8,755
Interest expense:
Deposits	263	383	784	1,180
Repurchase agreements	1	7	3	21
Total interest expense	264	390	787	1,201

Net interest and dividend income	2,575	2,576	7,928	7,554

Provision for loan losses	60	165	210	330

Net interest and divided income after provision for loan losses	2,515	2,411	7,718	7,224
Non-interest income:
Service charges on deposit accounts	121	129	361	377
Gain on sales and writedowns of available-for-sale securities	30	116	78	384
Other service charges and fees	235	162	558	424
Increase in cash surrender value of life insurance policies	57	40	152	120
Gain on loans sold and commission fee income	609	103	1,491	215
Investment services fees and commissions	49	36	120	139
Other income	1	2	2	49
Total noninterest income	1,102	588	2,762	1,708

Non-interest expense:
Salaries and employee benefits	1,658	1,397	4,648	4,212
Premises and equipment	339	330	1,002	1,023
Advertising and promotions	174	139	506	357
Forms and supplies	42	43	138	135
Professional fees	119	233	438	617
Directors’ fees	57	53	170	131
Correspondent charges	83	73	267	229
Postage	20	24	68	65
FDIC assessment	46	56	114	298
Data processing	131	107	369	328
Other expenses	295	232	837	686
Total noninterest expense	2,964	2,687	8,557	8,081

Income before income taxes	653	312	1,923	851
Income tax provision	147	54	483	308
Net income	$506	$258	$1,440	$543
Net income available to common stockholders	$481	$83	$1,320	$239
Average shares outstanding, basic	867,640	864,976	866,135	864,976
Earnings per common share, basic	$0.55	$0.10	$1.52	$0.28
Average shares outstanding, assuming dilution	877,018	870,803	876,977	867,149
Earnings per common share, assuming dilution	$0.55	$0.10	$1.51	$0.28

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC. AND SUBSIDIARY

STATEMENT OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

(Unaudited)
(Dollars in thousands)

September 30, 2012:

Net income		$506
Unrealized gains on securities:
Unrealized holding gains arising during period, net of taxes	$433
Reclassification adjustment for gains
included in net income, net of taxes	(20)	413
Comprehensive income		$919

September 30, 2011:

Net income		$258
Unrealized gains on securities:
Unrealized holding gains arising during period, net of taxes	$161
Reclassification adjustment for gains
included in net income, net of taxes	(77)	84
Comprehensive income		$342

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC. AND SUBSIDIARY

STATEMENT OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

(Unaudited)
(Dollars in thousands)

September 30, 2012:

Net income		$1,440
Unrealized gains on securities:
Unrealized holding gains arising during period, net of taxes	$1,051
Reclassification adjustment for gains
included in net income, net of taxes	(357)	694
Comprehensive income		$2,134

September 30, 2011:

Net income		$543
Unrealized gains on securities:
Unrealized holding gains arising during period, net of taxes	$751
Reclassification adjustment for gains
included in net income, net of taxes	(253)	498
Comprehensive income		$1,041

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	Preferred Stock Series A	Preferred Stock Series B	Preferred Stock SBLF	Common Stock	Unearned Restricted Stock Award	Treasury Stock	Retained Earnings	Accum. Other Comp. Income	Total
Balance, December 31, 2010	$3,851	$219	$-	$9,381	$-	$-	$8,255	$261	$21,967
Net income	-	-	-	-	-	-	543	-	543
Other comprehensive income	-	-	-	-	-	-	-	498	498
Preferred stock dividends – Series A and B	-	-	-	-	-	-	(161)	-	(161)
Preferred stock amortization (accretion)	149	(19)	-	-	-	-	(130)	-	-
Preferred stock dividend – Series C	-	-	-	-	-		(38)	-	(38)
Amortization of SBLF preferred stock issuance costs	-	-	2	-	-	-	(2)	-	-
Dividends declared common stock ($0.36 per share)	-	-	-	-	-	-	(311)	-	(311)
Restricted stock award	-	-	-	235	(235)	-	-	-	-
Stock-based compensation	-	-	-	-	10	-	-	-	10
SBLF preferred stock, net of issuance costs of $55	-	-	8,945	-	-	-	-	-	8,945
Redemption of preferred stock – Series A and B	(4,000)	(200)	-	-	-	-	-	-	(4,200)
Balance, September 30, 2011	$-	$-	$8,947	$9,616	$(225)	$-	$8,156	$759	$27,253

Balance, December 31, 2011	$-	$-	$8,952	$9,620	$(199)	$(7)	$8,360	$717	$27,443
Net income	-	-	-	-	-	-	1,440	-	1,440
Other comprehensive income	-	-	-	-	-	-	-	694	694
Preferred stock amortization (accretion)	-	-	9	-	-	-	(9)	-	-
Preferred stock dividend – Series C	-	-	-	-	-	-	(115)	-	(115)
Dividends declared common stock ($0.36 per share)	-	-	-	-	-	-	(312)	-	(312)
Stock-based compensation	-	-	-	-	58	-	-	-	58
Common stock issued	-	-	-	19	-	-	-	-	19
Balance, September 30, 2012	$-	$-	$8,961	$9,639	$(141)	$(7)	$9,364	$1,411	$29,227

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	9/30/12	9/30/11
Cash flows from operating activities:
Net income	$1,440	$543
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	341	161
Amortization of mortgage servicing rights	47	3
Interest capitalized on interest-bearing time deposits with other banks	(112)	(130)
Change in deferred loan costs, net	(263)	(95)
Provision for loan losses	210	330
Loss on sale of other real estate owned	-	28
Depreciation and amortization	169	160
Accretion on impairment of operating lease	(33)	(1)
Net gain on sales and writedowns of available-for-sale securities	(78)	(384)
(Increase) decrease in other assets	(892)	32
Decrease (increase) in interest receivable	3	(17)
Decrease in taxes receivable	589	6
Stock based compensation	58	10
Decrease in other liabilities	273	(12)
Increase in cash surrender value of bank owned life insurance	(152)	(120)
Increase in interest payable	13	5
Net cash provided by operating activities	1,613	519
Cash flows from investing activities:
Maturities and redemptions of interest-bearing time deposits with other banks	1,088	1,409
Purchases of available-for-sale securities	(49,890)	(24,297)
Proceeds from maturities of available-for-sale securities	19,197	14,701
Proceeds from sales of available-for-sale securities	2,066	7,389
Loan originations and principal collections, net	(10,079)	(4)
Loans purchased	(862)	(5,607)
Purchases of FHLB stock	(20)	-
Proceeds from sale of FHLB stock	91	-
Capital expenditures	(322)	(154)
Recoveries of loans previously charged-off	12	5
Proceeds from sale of other real estate owned	-	322
Premiums paid on bank owned life insurance	(2,000)	-
Net cash used in investing activities	(40,719)	(6,236)
Cash flows from financing activities:
Net (decrease) increase in demand, NOW, and savings accounts	(9,737)	51,610
Net decrease in time deposits	(1,712)	(1,971)
Net increase in securities sold under agreements to repurchase	1,067	673
Dividends paid – preferred stock	(115)	(161)
Dividends paid – common stock	(308)	(311)
Issuance of SBLF preferred stock		8,945
Redemption of preferred stock – Series A and B		(4,200)
Common stock issued	19	-
Net cash (used in) provided by financing activities	(10,786)	54,585
Net (decrease) increase in cash and cash equivalents	(49,892)	48,868
Cash and cash equivalents at beginning of period	91,880	30,871
Cash and cash equivalents at end of period	$41,988	$79,739
Supplemental disclosures:
Interest paid	$774	$1,196
Income taxes (received) paid	(106)	175
Loans transferred to other real estate owned	323	-

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

NOTE 2 – STOCK-BASED COMPENSATION

  At September 30, 2012, the Company maintained a stock-based employee compensation plan.  The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements.  During the nine months ended September 30, 2012, the Company  recognized $58,000 in stock-based employee compensation expense.  During the nine months ended September 30, 2011, the Company recognized $10,000 in stock-based employee compensation expense.

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

  In September 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

  In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other,” an update to ASC 350, “Intangibles – Goodwill and Other.”  ASU 2011-08 simplifies how entities, both public and nonpublic, test goodwill for impairment.  The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  For public and nonpublic entities, the amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

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

  In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  All other requirements in ASU 2011-05 are not affected by this update.  The amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

  A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value for September 30, 2012 and December 31, 2011.  The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2012.

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

  The following summarizes assets measured at fair value at September 30, 2012 and December 31, 2011.

Assets Measured at Fair Value on a Recurring Basis

	(Dollars in thousands)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
September 30, 2012:
Debt securities issued by U.S.
government corporations &
agencies	$28,870	$-	$28,870	$-
Obligations of states and
municipalities	14,736	-	14,736	-
Corporate debt securities	2,054	-	2,054	-
Mortgage-backed securities	39,392	-	39,392	-
SBA loan pool	1,222	-	1,222	-
Totals	$86,274	$-	$86,274	$-

December 31, 2011:
Debt securities issued by U.S.
government corporations &
agencies	$12,543	$-	$12,543	$-
Obligations of states and
Municipalities	13,612	-	13,612	-
Corporate debt securities	2,484	-	2,484	-
Mortgage-backed securities	26,866	-	26,866	-
SBA loan pool	1,354	-	1,354	-
Totals	$56,859	$-	$56,859	$-

Assets Measured at Fair Value on a Nonrecurring Basis

	(Dollars in thousands)
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
September 30, 2012:
Impaired loans	$192	$-	$-	$192
Other real estate owed	323	-	-	323
Totals	$515	$-	$-	$515

December 31, 2011:
Impaired loans	$175	$-	$-	$175
Totals	$175	$-	$-	$175

  The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	(Dollars in thousands)
	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$41,988	$41,988			$41,988
Federal Home Loan Bank stock	589	589			589
Accrued interest receivable	961	961			961
Available-for-sale securities	86,274		86,274		86,274
Interest-bearing time deposits with other banks	3,752			3,853	3,853
Loans, net	224,742			231,191	231,191

Financial liabilities:
Deposits	333,328			333,850	333,850
Securities sold under agreements to repurchase	4,615	4,615			4,615

	December 31, 2011
	(Dollars in thousands)
	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$91,880	$91,880			$91,880
Federal Home Loan Bank stock	660	660			660
Accrued interest receivable	964	964			964
Available-for-sale securities	56,859		56,859		56,859
Interest-bearing time deposits with other banks	4,728			4,899	4,899
Loans, net	214,083			220,659	220,659

Financial liabilities:
Deposits	344,777			345,515	345,515
Securities sold under agreements to repurchase	3,548	3,548			3,548

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

  The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2012 and September 30, 2011:

(Dollars in thousands, except per share amounts)
	For the three months ended
	9/30/12	9/30/11
Basic EPS computation:
Net income	$506	$258
Preferred stock net accretion	(3)	(112)
Preferred stock dividends	(22)	(63)
Net income available to common stockholders	$481	$83

Weighted average shares outstanding, basic	867,640	864,976
Basic EPS	$0.55	$0.10

Diluted EPS computation:
Net income	$506	$258
Preferred stock net accretion	(3)	(112)
Preferred stock dividends	(22)	(63)
Net income available to common stockholders	$481	$83
Weighted average shares outstanding, assuming dilution	867,640	864,976
Dilutive potential shares	9,378	5,827
	877,018	870,803
Diluted EPS	$0.55	$0.10

(Dollars in thousands, except per share amounts)
	For the nine months ended
	9/30/12	9/30/11
Basic EPS computation:
Net income	$1,440	$543
Preferred stock net accretion	(9)	(132)
Preferred stock dividends	(111)	(172)
Net income available to common stockholders	$1,320	$239

Weighted average shares outstanding, basic	866,135	864,976
Basic EPS	$1.52	$0.28

Diluted EPS computation:
Net income	$1,440	$543
Preferred stock net accretion	(9)	(132)
Preferred stock dividends	(111)	(172)
Net income available to common stockholders	$1,320	$239

Weighted average shares outstanding, before dilution	866,135	864,976
Dilutive potential shares	10,842	2,173
	876,977	867,149
Diluted EPS	$1.51	$0.28

NOTE 6 – INVESTMENT SECURITIES

  The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	As of September 30, 2012 (dollars in thousands)
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities issued by the U.S. Treasury and other U.S. govt. corporations and agencies	$500	$-	$-	$-	$500	$-
Obligations of states and municipalities	719	(5)	-	-	719	(5)
Corporate debt securities			497		497
Mortgage-backed securities	4,549	(11)	447	(67)	4,996	(78)
Total temporarily impaired securities	$5,768	$(16)	$944	$(67)	$6,712	$(83)

  The investments in the Company’s investment portfolio that were temporarily impaired as of September 30, 2012 consisted of debt issued by states and municipalities, corporations and U.S. government agencies and sponsored enterprises.  The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis.  As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

  The following table summarizes the amounts and distribution of the Bank’s investment securities held as of September 30, 2012 and December 31, 2011:

	Investment Portfolio
	(Dollars in thousands)
	September 30, 2012

	Amortized cost	Unrealized gains	Unrealized loss	Fair value	Yield
Available-for-sale securities
U.S. government and agency securities
Due within one year	$-	$-	-	-	-
Due after one to five years	18,756	72	-	18,828	1.07%
Due after ten to fifteen years	10,008	34	-	10,042	1.46%
Due beyond fifteen years	-	-	-	-	-%
Total U.S. govt. and agency securities	$28,764	$106	-	$28,870	1.20%

State and municipal securities
Due within one year	825	9	-	834	4.59%
Due after one to five years	-	-	-	-	-%
Due after five to ten years	2,624	200	-	2,824	3.75%
Due after ten to fifteen years	8,584	662	5	9,241	3.36%
Due beyond fifteen years	1,587	250	-	1,837	4.02%
Total state and municipal securities	13,620	1,121	5	14,736	3.59%

Corporate debt securities
Due after one to five years	2,007	47	-	2,054	2.80%
Total corporate debt securities	2,007	47	-	2,054	2.80%

Mortgage-backed securities
Due within one year	80	3	-	83	3.13%
Due after one to five years	132	3	-	135	4.12%
Due after five to ten years	5,834	142	4	5,972	2.25%
Due after ten to fifteen years	17,281	388	5	17,664	1.98%
Due beyond fifteen years	15,324	283	69	15,538	2.27%
Total mortgage-backed securities	38,651	819	78	39,392	2.14%

SBA loan pool
Due after one to five years	115	2	-	117	4.62%
Due after ten to fifteen years	978	127	-	1,105	5.06%
Total SBA loan pool	1,093	129	-	1,222	5.01%

Total available-for-sale securities	$84,135	$2,222	$83	$86,274	2.08%

	Investment Portfolio
	(Dollars in thousands)

	December 31, 2011
	Amortized cost	Unrealized gains	Unrealized loss	Fair value	Yield
Available-for-sale securities
U.S. government and agency securities
Due within one year	$500	$2	$-	$502	1.49%
Due after one to five years	12,000	44	3	12,041	1.37%
Total U.S. govt. and agency securities	12,500	46	3	12,543	1.37%

State and municipal securities
Due after one to five years	499	5	-	504	5.10%
Due after five to ten years	1,518	55	-	1,573	3.72%
Due after ten to fifteen years	7,261	387	1	7,647	3.61%
Due beyond fifteen years	3,637	251	-	3,888	3.69%
Total state and municipal securities	12,915	698	1	13,612	3.70%

Corporate debt securities
Due within one year	500	3	-	503	5.00%
Due after one to five years	2,009	1	29	1,981	2.83%
Total corporate debt securities	2,509	4	29	2,484	3.26%

Mortgage-backed securities
Due within one year	2	-	-	2	5.26%
Due after one to five years	376	9	-	385	3.63%
Due after five to ten years	6,518	107	12	6,613	2.39%
Due after ten to fifteen years	11,785	162	47	11,900	2.25%
Due beyond fifteen years	7,935	137	106	7,966	3.15%
Total mortgage-backed securities	26,616	415	165	26,866	2.57%

SBA loan pool
Due after one to five years	130	3	-	133	4.63%
Due after ten to fifteen years	1,101	120	-	1,221	5.09%
Total SBA loan pool	1,231	123	-	1,354	5.04%

Total available-for-sale securities	$55,771	$1,286	$198	$56,859	2.61%

During the nine months ended September 30, 2012, there were proceeds of $2,066,432 from sales of available for sale securities.  Gross realized gains on these sales amounted to $85,384.  The tax expense applicable to these gross realized gains amounted to $29,030.

During the nine months ended September 30, 2011, there were proceeds of $7,378,225 from sales of available for sale securities.  Gross realized gains on these sales amounted to $384,262.  The tax expense applicable to these gross realized gains amounted to $130,649.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of September 30, 2012 and December 31, 2011:

	(Dollars in thousands)
	September 30, 2012	December 31, 2011
Commercial, financial and agricultural	$12,673	$15,145
Real estate - construction and land development	3,124	1,307
Real estate - residential	113,137	99,692
Real estate - commercial	39,351	39,723
Home equity	46,031	48,484
Municipal	1,587	1,807
Consumer	10,577	9,913
	226,480	216,071
Allowance for loan losses	(2,482)	(2,469)
Deferred costs, net	744	481
Net loans	$224,742	$214,083

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments:  residential real estate, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors:  levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2012.

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

Commercial real estate:  Loans in this segment are primarily owner occupied properties throughout the Farmington Valley in Connecticut. Management continually monitors the financial performance of these loans and the related operating entities.

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

The Company may periodically agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.

Unallocated component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

The following table presents the allowance for loan loss activity by portfolio segment for the nine months ended  September 30, 2012 and September 30, 2011:

	(Dollars in thousands)
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$750	$572	$22	$343	$422	$194	$166	$2,469
Charge-offs	(114)	(25)	(48)	-	-	(22)	-	(209)
Recoveries	8	-	-	-	3	1	-	12
(Benefit)/Provision	332	(8)	145	29	(211)	(44)	(33)	210
Ending balance
September 30, 2012	$976	$539	$119	$372	$214	$129	$133	$2,482

	(Dollars in thousands)
	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$838	$465	$68	$360	$410	$94	$91	$2,326
Charge-offs	-	-	(203)	-	-	(29)	-	(232)
Recoveries	-	-	-	-	-	5	-	5
(Benefit)/Provision	(92)	(25)	196	(3)	75	99	80	330
Ending balance
September 30, 2011	$746	$440	$61	$357	$485	$169	$171	$2,429

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2012 and December 31, 2011:

	(Dollars in thousands)
	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total

September 30, 2012:
Allowance:
Ending balance:
Individually
evaluated for
impairment	$45	$-	$-	$-	$-	$-	$-	$45

Ending balance:
Collectively
evaluated for
impairment	931	539	119	372	214	129	133	2,437

Total allowance
for loan lease loss
ending balance	$976	$539	$119	$372	$214	$129	$133	$2,482

Loans:
Ending balance:
Individually
evaluated for
impairment	$237	$70	$163	$-	$-	$-	$-	$470

Ending balance:
Collectively
evaluated
for impairment	112,900	39,281	2,961	46,031	14,260	10,577	-	226,010

Total loans
ending balance	$113,137	$39,351	$3,124	$46,031	$14,260	$10,577	$-	$226,480

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

The following table presents the Company’s loans by risk rating as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)
Credit quality indicators
	Real Estate:
			Construction
			and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Total
September 30, 2012:
Grade:
Pass	$-	$37,544	$2,961	$-	$10,638	$-	$51,143
Special Mention	-	1,355		-	2,400	-	3,775
Substandard	156	452	163	812	1,222	-	2,805
Loans not formally
rated	112,981	-	-	45,219	-	10,577	168,777
Total	$113,137	$39,351	$3,124	$46,031	$14,260	$10,577	$226,480

December 31, 2011:
Grade:
Pass	$-	$35,746	$909	$-	$13,343	$-	$49,998
Special mention	-	3,339	-	-	2,930	-	6,269
Substandard	1,349	638	399	238	678	-	3,302
Loans not formally
rated	98,343	-	-	48,246	-	9,913	156,502
Total	$99,692	$39,723	$1,308	$48,484	$16,951	$9,913	$216,071

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

The Company utilizes a risk rating grading matrix to assign a risk grade to each of its commercial loans.  Loans are graded on a scale of 1 to 7.  A ”Pass” loan  is defined as a loan with a risk rating of 1through 3.5.  A description of each rating class is as follows:

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

 “Loans not formally rated” represent residential, home equity and consumer loans.  As of September 30 2012, $168.8 million of the total residential, home equity and consumer loan portfolio of $169.7 million were not formally rated.  The performance of these loans is measured by delinquency status.  The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines.  These guidelines provide for specific requirements with regard to documentation and loan to value and debt to income ratios.  Home equity loan and line guidelines place a maximum loan to value ratio of 80% on these loans and the Bank requires full underwriting disclosure documentation for these loans.  These underwriting factors have produced a high performance loan portfolio.  Total delinquent loans decreased from 1.34% of total loans outstanding as of September 30, 2011 to 0.69% of total loans outstanding as of September 30, 2012.

An age analysis of past-due loans, segregated by class of loans, as of September 30, 2012 and December 31, 2011 is as follows:

(Dollars in thousands)

					Recorded
September 30, 2012:			90 Days	Total	Investment
	30-59 Days	60-89 Days	or More	Past Due	90 Days and Accruing
Real estate:
Residential	$529	$360	$204	$1,093	$-
Commercial	-	-	-	-	-
Construction and
land development	-	-	163	163	-
Home equity	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer	37	87	-	124	-
Total	$566	$447	$367	$1,380	$-

December 31, 2011:

Real estate:
Residential	$-	$515	$430	$945	$-
Commercial	-	-	250	250	-
Construction and
land development	-	-	399	399	-
Home equity	38	-	-	38	-
Commercial and industrial	-	-	215	215	-
Consumer	52	1	18	71	-
Total	$90	$516	$1,312	$1,918	$-

The following table sets forth information regarding nonaccrual loans as of September 30, 2012 and December 31, 2011:

(Dollars in thousands)
Real Estate:	September 30, 2012	December 31, 2011
Residential	$646	$1,186
Commercial	-	250
Construction and land development	163	399
Home equity	-	238
Commercial and industrial	-	215
Consumer	-	18
Total nonaccrual loans	$809	$2,306

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the nine months ended September 30, 2012 and the year ended December 31, 2011.

(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
September 30, 2012:
With no related allowance recorded:
Real Estate:
Residential	$-	$-	$-	$171	$-
Commercial	70	70	-	122	1
Commercial and Industrial	-	-	-	83	-
Construction and
land development	163	163	-	258	-
Home equity	-	-	-	-	-
Total impaired with no
related allowance	233	233	-	634	1

With an allowance recorded:
Real Estate:
Residential	237	236	45	236	2
Total impaired with an
allowance recorded	237	236	45	236	2

Total:
Real Estate:	237	236	45	407	2
Commercial	70	70	-	122	1
Commercial and industrial	-	-	-	83	-
Construction and
land development	163	163	-	258	-
Home equity	-	-	-	-	-
	$470	$469	$45	$870	$3

(Dollars in thousands)
	Unpaid		Average	Interest
Recorded	Principal	Related	Recorded	Income
Investment	Balance	Allowance	Investment	Recognized

December 31, 2011:
With no related allowance recorded:
Real Estate:
Residential	$571	$571	$-	$564	$8
Commercial	250	318	-	315	9
Construction and
land development	399	753	-	684	-
Commercial and industrial	215	215	-	46	1
Home equity	-	-	-	5	-
Total impaired with no
related allowance	1,435	1,857	-	1,614	18

With an allowance recorded:
Real Estate:
Residential	237	237	62	239	10
Commercial and industrial	-	-	-	-	-
Total impaired with an
allowance recorded	237	237	62	239	10

Total:
Real Estate:
Residential	808	808	62	803	18
Commercial	250	318	-	315	9
Construction and
land development	399	753	-	684	-
Commercial and industrial	215	215	-	46	1
Home equity	-	-	-	5	-
	$1,672	$2,094	$62	$1,853	$28

The following table sets forth the Bank’s loan commitments, standby letters of credit, and unadvanced portions of loans at September 30, 2012 and December 31, 2011.

LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(Dollars in thousands)

	9/30/12	12/31/11
Commitments to originate loans	$27,648	$4,571
Standby letters of credit	175	293
Unadvanced portion of loans:
Construction	62	70
Commercial lines of credit	10,331	8,059
Consumer	683	674
Home equity lines of credit	30,754	28,715

Total	$69,653	$42,382

Troubled Debt Restructurings
September 30, 2012
(Dollars in thousands)

	3 months ended			9 months ended
	9/30/12			9/30/12

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Residential	-	-	-	-	-	-
Commercial	-	$-	$-	1	$66	$72
Construction and land development
Home equity	-	-	-	-	-	-
Commercial and industrial
Consumer

Troubled debt restructurings that subsequently defaulted
Residential	-	-	-	-	-	-
Commercial
Construction and land development
Home equity	-	-	-	-	-	-
Commercial and industrial
Consumer

The Bank’s troubled debt restructurings are determined by management.  TDRs include all accrued interest, late charges, title and recording fees, and attorney’s fees being added back to the pre-modification balance.  Rates and terms of these loans have been modified.  The Bank does not expect to lend additional funds to these borrowers.

The Bank is currently selling loans in the secondary  market on a loan by loan basis.  The Company had a balance of $64,400,000 in loans serviced for others as of September 30, 2012 and the amortized cost of the related servicing rights was $594,000.  The Company had a balance of $25,800,000 in loans serviced for others as of December 31, 2011 and the amortized cost of the related servicing rights was $162,500.

The balance of capitalized servicing rights included in other assets at September 30, 2012 was approximately $547,000.  Approximately $431,500 of mortgage servicing rights were capitalized during the nine months ended September 30, 2012 and amortization of mortgage servicing rights recognized was approximately $47,000.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of funds borrowed from customers on a short-term basis secured by portions of the Company's investment portfolio.  The securities which were sold have been accounted for not as sales but as borrowings.  The securities consisted of debt securities issued by the U.S. Treasury and other U.S. government sponsored enterprises, corporations and agencies and states and municipalities.  The securities were held in safekeeping by Merrill Lynch, under the control of the Company.  The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.  The agreements mature generally within three months from date of issue.

NOTE 9 – OTHER COMPREHENSIVE INCOME

The following table presents the reclassification disclosure for the nine months ended September 30, 2012 and 2011:

	(Dollars in thousands)
	9/30/2012	9/30/2011

Net unrealized holding gains on available-for-sale securities	$1,129	$1,107
Reclassification adjustment for realized gains in net income	(78)	(384)
Other comprehensive income before income tax effect	1,051	723
Income tax expense	(357)	(225)
Other comprehensive income, net of tax	$694	$498

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

General

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources.  The discussion should be read in conjunction with the consolidated financial statements of the Company for the nine months ended September 30, 2012.  All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the nine months ended September 30, 2012 not misleading have been made.

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

Overview

  For the nine months ended September 30, 2012, net income amounted to $1,440,000, or $1.50 per diluted share, compared to $543,000, or $0.28 per diluted share, for the nine months ended September 30, 2011.  Total assets as of September 30, 2012 were $369 million.

  At September 30, 2012, total outstanding loans were $227 million, an increase of $16 million, or 8%, over a year ago.  With a loan loss provision of $60 thousand during the quarter, the Company’s allowance for loan losses at September 30, 2012 was 1.09% of total loans.  The profile of the Company’s loan portfolio remains relatively low-risk.   The Company had non-accrual loans totaling $0.6 million, which was equal to 0.33% of total loans at September 30, 2012, compared to non-accrual loans totaling $2.0 million or 0.83% of total loans a year ago.  Total non-accrual loans and loans 30 or more days delinquent decreased to 0.69% of total outstanding loans at September 30, 2012 from 1.34% of total outstanding loans at September 30, 2011.

  Total deposits at September 30, 2012 were $333 million, an increase of $14 million or 4% over a year ago.  This growth was mainly in core deposits (Demand, Savings and NOW accounts).  At quarter-end, 21% of total deposits were in non-interest bearing demand accounts, 56% were in low-cost savings and NOW accounts and 23% were in time deposits.

  Total revenues, consisting of net interest and dividend income plus noninterest income, were $3,677,000 in the third quarter of 2012 compared to $3,164,000 a year ago, an increase of $513 thousand or 16%.  Net interest and dividend income was relatively unchanged, while noninterest income increased by $514 thousand or 87% primarily due to an increase in gains on loans sold.

  The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) decreased by 8 basis points to 3.03% for the third quarter of 2012 from 3.11% for the third quarter of 2011.   The Company’s cost of funds declined by 21 basis points during the third quarter of 2012 compared to the third quarter of 2011.  Yield on assets declined by 25 basis points over this same period.

  Total noninterest expenses for the third quarter were $2,964,000, an increase of $277 thousand or 10% over the third quarter of 2011.  Salaries and employee benefit expenses increased by $261 thousand or 19%.  Advertising and promotions expenses increased by $35 thousand or 25%. Professional fees decreased by $114 thousand or 49%. The increase in expenses was primarily attributable to strategic initiatives targeted to grow revenues.  For the nine months ended September 30, 2012, total noninterest expenses were $8,557,000 compared to $8,081,000 for the nine months ended September 30, 2011, an increase of $476 thousand or 6%.

  Capital levels for the Simsbury Bank & Trust Company as of September 30, 2012 were above those required to meet the regulatory “well-capitalized” designation.

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

      Net interest and dividend income after provision for loan losses plus noninterest income was $3,617,000 for the third quarter of 2012 compared to $2,999,000 for the third quarter of 2011.  The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.03% for the quarter ended September 30, 2012 from 3.11% for the quarter ended September 30, 2011.  The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.94% for the quarter ended September 30, 2012 from 2.98% for the quarter ended September 30, 2011.  The Company’s yield on interest earning assets decreased to 3.33% for the third quarter of 2012 from 3.58% for the third quarter of 2011 and the cost of deposits and borrowings decreased to 0.39% for the third quarter of 2012 from 0.60% for the third quarter of 2011.

      Net interest and dividend income after provision for loan losses plus noninterest income was $10,480,000 for the first nine months of 2012 compared to $8,932,000 for the same period in 2011.  The Company’s net interest margin, as defined in the immediately preceding paragraph, decreased to 3.17% for the nine months ended September 30, 2012 from 3.23% for the nine months ended September 30, 2011.  The Company’s net interest spread, as defined in the immediately preceding paragraph, remained relatively flat at 3.08% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  The Company’s yield on interest earning assets decreased to 3.48% for the first nine months of 2012 from 3.74% for the same period in 2011, while the cost of deposits and borrowings decreased to 0.41% for the nine months ended September 30, 2012 from 0.66% for the comparable period in 2011.

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

      Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance as determined by the Company’s guidelines.  The total allowance for loan losses at September 30, 2012 was $2,482,000 or 1.09% of outstanding loans compared to $2,469,000 or 1.14% of outstanding loans as of December 31, 2011.   The Company charged off four loans totaling $18,600 in the third quarter of 2012 compared to three loans totaling $50,100 for the third quarter of 2011.  For the nine months ended September 30, 2012, the Company charged off ten loans totaling $209,000 compared to nine loans totaling $232,000 for the nine months ended September 30, 2011.  During the third quarter of 2012, the Company had five recoveries totaling $2,000 compared to two recoveries totaling $425 for the third quarter of 2011.  For the nine months ended September 30, 2012, the Company had ten recoveries totaling $12,400 compared to seven recoveries totaling $5,600 for the same period in 2011.  The Company believes that the allowance for loan losses is appropriate.

Non-interest Income and Non-interest Expense

      Total noninterest income (which is derived mainly from service and overdraft charges) for the three months ended September 30, 2012 was $1,102,000 compared to $588,000 for the same period in the prior year.  Total noninterest income for the first nine months of 2012 was $2,762,000, an increase of $1,054,000 from $1,708,000 for the first nine months of 2011.  The increase in total noninterest income was primarily due to an increase in gains on loans sold and commission fee income.  At September 30, 2012, the Company had approximately 21,639 deposit accounts compared to 21,006 deposit accounts at December 31, 2011.

      Total noninterest expense for the three months ended September 30, 2012 was $2,964,000 compared to $2,687,000 for the same period in the prior year.  Total noninterest expense for the first nine months of 2012 was $8,557,000, an increase of $476,000 over total noninterest expense of $8,081,000 for the first nine months of 2011.  Salaries and employee benefit expenses accounted for approximately 92% of the increase in noninterest expenses.  The increase in salaries and employee benefit expenses, which was partially offset by lower professional fees, was primarily associated with strategic initiatives targeted to grow revenues.  The ratio of annualized operating expenses to average assets was 3.42% for the third quarter of 2012 compared to 3.28% for the third quarter of 2011.

      For the three months ended September 30, 2012, salaries and employee benefit expenses comprised approximately 56% of total noninterest expense, an increase from 52% of total noninterest expense for the same period in the prior year.  Other major categories included premises and equipment, which comprised approximately 11% and 12%, respectively, of total noninterest expense for each of the three months ended September 30, 2012 and 2011; advertising and promotions, which comprised approximately 6% and 5%, respectively, of total noninterest expense for each of the three months ended September 30, 2012 and 2011; and professional fees, which comprised approximately 4% and 9%, respectively, of total noninterest expense for each of the three months ended September 30, 2012 and 2011.

      For the nine months ended September 30, 2012, salaries and employee benefits comprised approximately 54% of total noninterest expense compared to 52% of total noninterest expense for the same period in the prior year.  Other major categories included premises and equipment, which comprised approximately 12% and 13%, respectively, of total noninterest expense for each of the nine months ended September 30, 2012 and 2011; advertising and promotions, which comprised approximately 6% and 4%, respectively, of total noninterest expense for each of the nine months ended September 30, 2012 and 2011; and professional fees, which comprised approximately 5% and 8%, respectively, of total noninterest expense for each of the nine months ended September 30, 2012 and 2011.

Income Taxes

      The effective income tax rate for the three months ended September 30, 2012 and September 30, 2011 was 22.51% and 17.31%, respectively.  The effective income tax rate for the nine months ended September 30, 2012 and September 30, 2011 was 25.12% and 36.19% respectively.  On January 1, 2011, the Company formed a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans.  The earnings, net of certain allocated expenses, are exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

      Due to the creation of this special purpose entity under State of Connecticut statues, the Company no longer incurs state income tax liability except for the minimum tax.  Therefore, the Company incurred a one-time charge to expense for the reversal of state deferred tax assets, net of federal benefit, which will not be utilized.  Excluding this one-time charge, the effective income tax rate for the three and nine months ended September 30, 2011 would have been 17.49% and 15.77%, respectively.

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

      Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements.  At September 30, 2012, the Company had 37 securities with a carrying value totaling $14,741,000 pledged for such purposes.  At December 31, 2011, the Company had 38 securities with a carrying value totaling $14,983,000 pledged for such purposes.

      As of September 30, 2012 and December 31, 2011, the Company’s investment portfolio consisted of U.S. government and agency securities, state and municipal securities, corporate bonds, mortgage-backed securities, and money market securities.  The Company’s policy is to stagger the maturities of its investment securities to meet the overall liquidity requirements of the Company.

      The fair market value of investments in available-for-sale securities as of September 30, 2012 was $86,274,000, which was 2.5% above amortized cost, compared to $56,859,000, which was 2.0% above amortized cost, as of December 31, 2011.  The Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

      Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.”  ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  Management evaluates the Company’s investment portfolio on an ongoing basis.  As of September 30, 2012, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

Loan Portfolio

      The Company’s loan portfolio as of the end of the third quarter of 2012 was comprised of approximately 75% mortgage and consumer loans and 25% commercial loans.  The Company does not have any concentrations in its loan portfolio by industry or group of industries.  However, as of September 30, 2012, approximately 88% of the Company’s loans were secured by residential real property located in Connecticut compared with approximately 86% as of December 31, 2011.

      The Company had approximately $159,200,000 of residential mortgage loans as of September 30, 2012, which represented a 7.4% increase from December 31, 2011.  The Company sold 74 loans in the three months ended September 30, 2012 with an aggregate principal balance of $16,200,000, which resulted in a gain of $570,000.  For the nine months ended September 30, 2012, the Company sold 229 loans with an aggregate principal balance of $48,600,000, which resulted in a gain of $1,375,000.  The Company sold 19 loans in the three months ended September 30, 2011 with an aggregate principal balance of $3,660,000, which resulted in a gain of $104,000.  For the nine months ended September 30, 2011, the Company sold 44 loans with an aggregate principal balance of $7,761,000, which resulted in a gain of $193,600. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

      At September 30, 2012, the Company had total consumer loan balances of approximately $10,600,000, representing a 6.7% increase from the total consumer loan balances at December 31, 2011.  As of September 30, 2012, the Company had approximately $9,657,000 in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $8,996,000 in consumer auto loans purchased from BCI on its books as of December 31, 2011.  The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI.  As part of the agreement, BCI services the loans for the Company.

      The September 30, 2012 balance for commercial loans was $56,700,000, representing a 2.2% decrease from the commercial loan balance of $57,982,000 at December 31, 2011.  The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes.  [The majority of these loans are secured by owner occupied real estate. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years.  Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

      The Company’s construction loans are primarily interim loans made by the Company to finance the construction of commercial property and single-family residential property.  These loans are typically short-term.  The Company generally pre-qualifies construction loan borrowers for permanent “take-out” financing as a condition to making the construction loan.  The Company will also occasionally make loans for speculative housing construction or for acquisition and development of raw land.

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

      The Company is subject to certain lending limits.  With certain exceptions, the Company is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Company’s capital and reserves.  Credit equaling an additional 10% of the Company’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral.  As of September 30, 2012, the Company’s lending limits were $4,726,000 and $7,877,000, respectively.  As of December 31, 2011, these lending limits were $4,429,000 and $7,382,000, respectively.  The Company sells participations in its loans when necessary to stay within its lending limits.

  Interest on performing loans is accrued and taken into income daily.  Loans over 90 days past due are deemed non-performing and are placed on non-accrual status.  Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  The Company had 7 non-accrual loans at September 30, 2012 with an aggregate balance of approximately $808,900 compared to 19 non-accrual loans at December 31, 2011 with an aggregate balance of approximately $2,306,000.

  When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the lesser of the Company’s recorded investment or the fair value less estimated costs to sell.  At September 30, 2012, the Company had three OREO properties carried on its books at $323,000.  The Company did not have any OREO property on its books at December 31, 2011.

  A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure (“TDR”).  All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status.  Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months.  The Company had one TDR loan at September 30, 2012 with a balance of approximately $72,100 compared to two TDR loans at December 31, 2011 with a balance of approximately $571,000.

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

  As of September 30, 2012, the Company had criticized and classified loans with a combined outstanding balance of $9,414,000 compared to $9,571,000 as of December 31, 2011.  The Company had no exposure to sub-prime loans in its loan portfolio as of September 30, 2012 or December 31, 2011.  The Company’s overall asset quality and loan loss reserves of 1.09% of loans as of September 30, 2012 compare favorably to its peer banks.

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

Deposits

      Deposits are the Bank’s primary source of funds.  At September 30, 2012, the Bank had a deposit mix of 34% checking, 43% savings, and 23% certificates of deposit.  Twenty-one percent of the total deposits of $333.3 million were noninterest bearing at September 30, 2012.  At December 31, 2011, the Bank had a deposit mix of 43% checking, 34% savings, and 23% certificates of deposit.  Thirty percent of the total deposits of $344.8 million were noninterest bearing at December 31, 2011.  At September 30, 2012, $62.6 million of the Bank’s deposits were from public sources compared to deposits from public sources of $45.5 million at December 31,2011.  The Bank’s net interest income is enhanced by its percentage of noninterest bearing deposits.

      The Company’s deposits are obtained from a cross-section of the communities it serves.  As of September 30, 2012, the Company had $57.9 million in municipal deposits which represent 17.4% of the total deposits.  The Company accepts deposits in excess of $100,000 from customers.  Those deposits are priced to remain competitive.  Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Accounts Registry Service (“CDARS”) program, the Bank had brokered deposits of $5,599,000 as of September 30, 2012 compared to $9,017,000 as of December 31, 2011.

      The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

      Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities.  One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service.  This allows the Company to offer its customers FDIC insurance on deposits in excess of $250,000, which reflects the deposit insurance limits currently in effect, by placing the deposits in the CDARS network.  Accounts placed in this manner are considered brokered deposits.  As of September 30, 2012, the Company had $5,599,000 of deposits in the CDARS network compared to $9,017,000 of deposits in the CDARS network as of December 31, 2011.

      Liquidity of a financial institution, such as a bank, is measured by its ability to have liquid assets sufficient to meet its short-term obligations.  The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company.  The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future.  As of September 30, 2012, the Company held $37.8 million in cash and cash equivalents, net of required FRB reserves of $4.2 million, and $71.5 million in available-for-sale securities, net of pledged securities of $14.7 million, for total liquid assets of $109.3 million.  At September 30, 2012, the Company anticipated short-term liability obligations of $45.5 million for a basic surplus of $63.8 million, which represented 17% of total assets.  As of December 31, 2011, the Company held $86.6 million in cash and cash equivalents, net of required FRB reserves of $5.3 million, and $41.9 million in available-for-sale securities, net of pledged securities of $15.0 million, for total liquid assets of $128.5 million.  At December 31, 2011, the Company anticipated short-term liability obligations of $44.0 million for a basic surplus of $84.5 million, which represented 22% of total assets.

      The careful planning of asset and liability maturities and the matching of interest rates to correspond with this  matching of maturities is an integral part of the active management of an institution’s net yield.  To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected.  Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.  In its overall attempt to match assets and liabilities, management takes into account rates and maturities offered in connection with its certificates of deposit and provides for the extension of variable rate loans to borrowers.  The Company has generally been able to control its exposure to changing interest rates by maintaining floating interest rate loans, shorter-term investments, and a majority of its certificates of deposit with relatively short maturities.

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

      At September 30, 2012 and December 31, 2011, the Company’s capital exceeded all minimum regulatory requirements and the Company was considered to be “well capitalized” as defined in the regulations issued by the FDIC.

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

      Based on the Company’s interest-rate-sensitivity position, the Company may be adversely affected by changes in interest rates in the short term.  As such, management of the money supply and interest rates by the Federal Reserve to control the general price level of goods or services has an indirect impact on the earnings of the Company.  Also, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans made by the Company.

Off-Balance-Sheet Arrangements

      The Company does not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Evaluation of Disclosure Controls and Procedures

      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of  September 30, 2012.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

      There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SBT BANCORP, INC.

Date: November 14, 2012	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: November 14, 2012	By:	/s/ Anthony F. Bisceglio
Anthony F. Bisceglio
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K filed on March 31, 2009)

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