Form 10-K
period 2012-12-31
SBT Bancorp, Inc.
filed 2013-03-28
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter, is $15,855,670.

As of March 28, 2013, 888,310 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SBT Bancorp, Inc.’s Annual Report to Shareholders for the fiscal year ended December 31, 2012 (the “Annual Report”) are incorporated by reference into Part II of this Form 10-K, and portions of SBT Bancorp, Inc.’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be held May 14, 2013 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

INDEX

SBT BANCORP, INC.

ITEM 1.BUSINESS

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

The Bank was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995.  The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof.  The Bank is not a member of the Federal Reserve System.  The Bank's main office and its corporate offices are located in the town of Simsbury, Connecticut.  The Bank has branch offices in the towns of Granby, Avon, and Bloomfield, Connecticut. The Bank also maintains a mortgage center in Canton, Connecticut.  Services to the Bank’s customers are also provided through SBT Online Internet banking.  The Bank's customer base consists primarily of individual consumers and small businesses in north central Connecticut.  The Bank has in excess of 21,600 deposit accounts.

The Bank has seven ATMs; two at  its main office, two at its Bloomfield office, and one at each of the other branch/business offices.  The ATMs generate activity fees based upon utilization by other banks' customers.

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

For the year ended December 31, 2012, the company’s net income totaled $2,044,000, compared to $910,000 for the year ended December 31, 2011, an increase of $1,134,000 or 125%.  Net income available to common stockholders after preferred stock dividends and amortization was $1,898,000 or $2.18 per diluted share for the year ended December 31, 2012, compared to $550,000 or $0.63 per diluted share for the year ended December 31, 2011, a 246% increase in diluted earnings per share.  Total assets on December 31, 2012 were $375 million, compared to $377 million on December 31, 2011.

SBT Bancorp’s 2011 results were impacted by one-time charges related to the formation of Simsbury Bank Passive Investment Company (PIC) in the first quarter of 2011 and redemption of all outstanding shares of preferred stock issued to the Treasury under the TARP CPP in the third quarter of 2011.  Excluding these one-time charges, the 2011 earnings would have been:  net income of $1,081,000, net income available to common stockholders after preferred dividends and amortization of $827,000, and diluted earnings per share of $0.95.  Compared to these pro forma 2011 results, net income increased by $963,000 or 89% and diluted earnings per share increased by $1.23 or 129% for the year ended December 31, 2012.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $14.6 million for 2012 compared to $12.6 million for 2011, an increase of $2.0 million or 16%.  Net interest and dividend income increased in 2012 by $333 thousand or 3% while noninterest income increased by $1.7 million or 70% primarily due to an increase in gain on loans sold and an increase in service charges and fees.

The net interest margin decreased 9 basis points to 3.18% in 2012 from 3.27% in 2011. The yield on interest earning assets decreased 26 basis points to 3.49% while cost of funds decreased 22 basis points to 0.40% in 2012. The Bank experienced a greater decline in yield on assets as compared to the decline in cost of funds.

Total non-interest expenses for 2012 were $11.5 million with an increase of $754 thousand or 7% over 2011.  The increase in expenses was primarily attributable to expenses associated with growing the Bank’s revenues.  Salaries and employee benefit expenses and advertising and promotions fees increased by a total of $813 thousand during 2012 compared to 2011. Professional fees and FDIC insurance assessment decreased by a total of $360 thousand in 2012 compared to 2011.  All other operating expenses were up by $301 thousand in 2012 compared to 2011. The provision for loan losses was $320 thousand in 2012 compared to $495 thousand in 2011, a decline of $175 thousand or 35%.

On December 31, 2012, outstanding loans were $236 million, an increase of $19 million or 9% over a year ago. The allowance for loan losses was $2.6 million or 1.10% of total loans at December 31, 2012.  This compares to an allowance for loan losses of $2.5 million or 1.14% of loans on December 31, 2011.  The profile of the Company’s loan portfolio remained relatively low-risk throughout 2012.  At year end, 70% of total loans were conventionally underwritten residential mortgages and consumer home equity lines and loans.  Commercial loans represent 26% of the Company’s total loans.  Other consumer loans comprise 4% of total loans.  The Company’s exposure to commercial real estate concentrations is relatively low.  Total exposure to builder and land development loans and non-owner occupied commercial real estate was $11 million at year end, 5% of total loans and 37% of total stockholders’ equity. The Company had non-accrual loans totaling $1.2 million equal to 0.53% of total loans at December 31, 2012, compared to non-accrual loans of $2.3 million or 1.07% of total loans a year ago.  Total non-accrual loans and loans 30 or more days past due decreased to 0.76% of loans outstanding at December 31, 2012 from 1.30% of outstanding loans at December 31, 2011.

Total deposits at December 31, 2012 were $340 million, compared to $345 million in total deposits at December 31, 2011.  Total deposits at December 31, 2011included a business checking account short-term deposit of $19 million that was deposited in late December 2011 and withdrawn in early January 2012.  Excluding this prior year-end anomaly, total deposits for the year 2012 increased by $14 million or 4%.  This growth was all in core deposits (Demand, Savings and NOW accounts).  Compared to December 31, 2011, demand deposits, adjusted for the prior year-end anomaly, increased $8 million or 9%, and savings and NOW deposits increased $11 million or 7%, while time deposits decreased $5 million or 6%.  At year-end 2012, 27% of total deposits were in non-interest bearing demand accounts, 52% were in low-cost savings and NOW accounts, and 21% were in time deposits.

Market Area

The towns of Simsbury, Avon, Bloomfield, and Granby, which comprise the Bank's primary market, are located in north central Connecticut, west of the Connecticut River near the northern corner of Hartford County.  All four towns are situated near Interstate Routes 91 and 84.  Bradley International Airport is located nearby and provides a convenient alternative to road and rail systems for passengers and cargo.

The road network from each of the towns included in the Bank's secondary market of Barkhamsted, Canton, East Granby and New Hartford leads through its primary market towns.  Residents of these communities, therefore, may travel near the Bank's offices and find it convenient to bank there.

Based on the most current information available, the Bank's primary and secondary markets have a median household income of $93,954.  This household income level places the Bank’s overall market approximately 41% above the median income of all Connecticut's households.  Compared to the nation as a whole, the median income in the Bank's primary and secondary market is approximately 86% greater than the median income for all U.S. households.  By themselves, the towns of Simsbury and Avon had median household incomes of over $114,447, placing them 127% above the median income for the U.S. and 71% above the median income of all households in Connecticut.

Educational attainment in the Bank's primary and secondary markets is similarly high.  Forty nine percent of the residents aged twenty-five and over in the eight towns are college graduates.  In Avon, Bloomfield, Granby and Simsbury, the percentage of residents aged twenty-five and over who are college graduates averages 41%.

Employees

At December 31, 2012, the Company employed 2 people, both of whom were full-time employees and the Bank employed a total of 82 people, which consisted of 73 full-time employees and 9 part-time employees.  Neither the Company’s employees nor the Bank's employees are represented by any union or other collective bargaining agreement, and the Company and the Bank believe their employee relations are satisfactory.

Competition

The banking and financial services business in Connecticut generally, and in the Bank's market areas specifically, is highly competitive.  The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.  The Bank competes for loans, deposits and financial services customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers.  Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader array of financial services than the Bank.  In order to compete with these other financial services providers, the Bank relies principally upon its strong reputation for service excellence, personal relationships established by its officers, directors and employees with its customers, advertising and public relations, local decision making, strong product features and competitive pricing, and excellent technology.

The Bank's primary and secondary markets have a number of banking institutions which offer a variety of financial products.  The types of institutions range from large nationwide and regional banks to various institutions of smaller size.  Simsbury is served by seven depository institutions with a total of seven offices.  Of these institutions, there are four commercial banks, one savings bank and two credit unions.  Avon is served by eight depository institutions with nine offices.  Of these institutions, there are five commercial banks and three savings banks.  Granby is served by five depository institutions with the same number of offices.  Two of these institutions are commercial banks and three are savings banks.  Bloomfield is served by eleven depository institutions with thirteen offices.  Of these institutions, there are four commercial banks, three savings banks, and four credit unions.  The total eight-town area of the Bank's primary and secondary markets is served by twenty institutions.

As of June 30, 2012, the top three banks in Simsbury, by deposit account market share, were the Bank (35%), Bank of America (27%), and Webster Bank (17%).  The top three banks in Avon were Bank of America (25%), People’s United Bank (20%), and Webster Bank (14%).  The Bank ranked fifth, with 8% of the deposit account market share.  In Granby, the top three banks were Windsor Federal Savings and Loan Association (29%), the Bank (26%), and Bank of America (25%).  In Bloomfield, the top three banks were Webster Bank (26%), Wells Fargo Bank (24%), and Bank of America (23%).  The Bank ranked fifth, with 8% of the deposit account market share.  In the Bank’s primary market (Simsbury, Granby, Avon, and Bloomfield), the top 3 banks, as of June 30, 2012, were Bank of America with 25% of the market,  the Bank with 17%, and Webster Bank with 15%.  In the total eight-town area of the Bank's primary and secondary markets, the top three banks were Bank of America with 24% of the market, Webster Bank with 16% and the Bank with 14%.

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

Since September 2008, the President and United States Congress, United States Department of the Treasury, Federal Deposit Insurance Corporation, and Federal Reserve Board have, within their respective authorities, enacted legislation, promulgated regulations, created special programs, and taken other actions to address the financial market crisis and continuing economic conditions.  This includes the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”) effective July 21, 2010, which resulted in, and will continue to result in, significant changes being made to the nation’s financial market regulatory system in order to address the causes of the financial market crisis.  The Bank’s competitive position relative to other banks and financial services companies have been affected by some of the changes implemented as a result of the Dodd-Frank Act.

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

In November 1999, Congress amended certain provisions of the BHC Act through passage of the Gramm-Leach-Bliley Act.  Under this legislation, a bank holding company may elect to become a “financial holding company” and thereby engage in a broader range of activities than would be permissible for traditional bank holding companies.  In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined under FRB regulations and all such subsidiaries must have achieved a rating of “Satisfactory” or better with respect to meeting community credit needs.  Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto, as determined by the FRB.  The Gramm-Leach-Bliley Act identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking and underwriting, and dealing in or making a market in securities.  The Company currently owns a financial subsidiary, SBT Investment Services, Inc.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for banks described below under the heading “Capital Standards.”  The Company exceeded all current regulatory capital requirements and is considered “well capitalized” as of December 31, 2012.

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

Effective in July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  This significant change to existing law has not had an adverse impact on the Bank’s net interest margin.

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

The Dodd-Frank Act requires publicly traded companies to give their shareholders a non-binding vote on executive compensation (“say on pay”) and so-called “golden parachute” payments.  It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.  Because the Company qualifies as a “smaller reporting company” under the rules of the Securities and Exchange Commission, the “say on pay” requirement will become applicable to the Company at the Company’s 2013 annual meeting of shareholders.

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

It is difficult to predict at this time what specific impact the Dodd-Frank Act and certain yet to be written implementing rules and regulations will have on community banks.  However, it is expected that, at a minimum, they will increase the Company’s operating and compliance costs and could increase its interest expense.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines specific capital categories based upon an institution’s capital ratios.  The capital categories, in declining order, are: (i) “well capitalized”; (ii) “adequately capitalized”; (iii) “under-capitalized”; (iv) “significantly under-capitalized”; and (v) “critically under-capitalized”.  Under FDICIA and the FDIC’s prompt corrective action rules, the FDIC may take any one or more of the following actions against an “under-capitalized” bank:  restrict dividends and management fees, restrict asset growth, and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval.  If a bank is “significantly under-capitalized”, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks, and restrict compensation to any senior executive officer.  When a bank becomes “critically under-capitalized” (i.e., the ratio of tangible equity to total assets is equal to or less than 2%), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law.  Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains “critically under-capitalized” during the calendar quarter beginning 270 days after the date on which the bank became “critically under-capitalized.”

The regulations implementing these provisions of FDICIA provide that a bank will be classified as “well capitalized” if it (i) has a Tier 1 leverage ratio of at least 5%, (ii) has a Tier 1 risk-based capital ratio of at least 6%, (iii) has a total risk-based capital ratio of at least 10%, and (iv) meets certain other requirements.  A bank will be classified as “adequately capitalized” if it (i) has a Tier 1 leverage ratio of (a) at least 4%, or (b) at least 3% if the bank was rated 1 in its most recent examination and is not experiencing or anticipating significant growth, (ii) has a Tier 1 risk-based capital ratio of at least 4%, (iii) has a total risk-based capital ratio of at least 8%, and (iv) does not meet the definition of “well capitalized.”  A bank will be classified as “undercapitalized” if it (i) has a Tier 1 leverage ratio of (a) less than 4%, or (b) less than 3% if the bank was rated 1 in its most recent examination and is not experiencing or anticipating significant growth, (ii) has a Tier 1 risk-based capital ratio of less than 4%, or (iii) has a total risk-based capital ratio of less than 8%. A bank will be classified as “significantly undercapitalized” if it (i) has a Tier 1 leverage ratio of less than 3%, (ii) has a Tier 1 risk-based capital ratio of less than 3%, or (iii) has a total risk-based capital ratio of less than 6%.  An institution will be classified as “critically under-capitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2%.  An insured depository institution may be deemed to be in a lower capitalization category if the FDIC has determined (i) that the insured depository institution is in unsafe or unsound condition or (ii) that, in the most recent examination of the insured depository institution, the insured depository institution received and has not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings, or liquidity.

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table below.  Management of the Bank believes there are no conditions that have changed the Bank’s category since December 31, 2012.

The following table presents the amounts of regulatory capital and capital ratios for the Bank compared to the minimum regulatory capital requirements to be categorized as “well capitalized” as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Ratio	Capital Minimum Requirement	Ratio	Capital Minimum Requirement

Tier 1 leverage ratio	7.73%	5.00%	7.46%	5.00%
Tier 1 risk-based ratio	13.44%	6.00%	13.19%	6.00%
Total risk-based ratio	14.68%	10.00%	14.44%	10.00%

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

In June 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act.  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations“).  Among other things, the proposed rules establish a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and a higher minimum Tier 1 risk-based capital ratio of 6.0% (up from the present 4.0%).  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period.  The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements.  In addition, the proposed rules limit a banking organization’s capital distribution and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specific amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.  However, the federal bank regulatory agencies indicated in November 2012 that they did not expect that any of the proposed rules would become effective on January 1, 2013.  The federal bank regulatory agencies did not specify a new deadline.

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

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules.  In particular, the definition of an institution's deposit insurance assessment base is being changed from total deposits to total assets less tangible equity.  In addition, the FDIC is revising the deposit insurance assessment rates down.  The changes were effective April 1, 2011.  The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 or 23 basis points, respectively.  However, if the risk category of the Bank changes adversely, the Bank’s FDIC insurance premiums could increase.

The Dodd-Frank Act also provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage from December 31, 2010 through December 31, 2012.  This temporary unlimited deposit insurance covers only noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts (IOLTAs) where the accrued interest is paid to state bar associations or other organizations to fund legal assistance programs.  As of January 1, 2013, the maximum deposit insurance coverage per account holder was $250,000 for all depository accounts, including non-interest bearing transaction accounts, money market accounts, NOW accounts and savings accounts.

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

The Bank expensed $176,000 in FDIC assessments in 2012 and $360,000 in 2011.  A prepaid assessment of approximately $1.4 million was made during the fourth quarter of 2009 which runs through 2012.

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

ITEM 1A.RISK FACTORS

Not required.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

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

The Bank’s administrative offices are located at 760 Hopmeadow Street, Simsbury, Connecticut.  The Bank leases this building pursuant to a lease with a term that expires in 2013.  The Bank has an option to renew the lease for three additional years. During 2013, the Bank’s administrative offices will be moving to a new building located at 86 Hopmeadow Street, in Simsbury, Connecticut.

The Bank made aggregate lease payments of $564,000 during 2012 and $577,000 during 2011.

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

ITEM 4.MINE SAFETY DISCLOSURES

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012 and have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.  This conclusion is based on the above-referenced officers’ evaluation of such controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

(d)      Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated into this Form 10-K by reference to the Proxy Statement of the Company (the “Proxy Statement”) for the annual meeting of shareholders to be held on May 14, 2013 under the captions “ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “SHAREHOLDER PROPOSALS AND NOMINATIONS.”

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated into this Form 10-K by reference to the Company’s Proxy Statement under the caption “COMPENSATION AND OTHER MATTERS.”

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company previously issued options to purchase shares of its common stock under the SBT Bancorp 1998 Stock Plan (the “1998 Plan”).  As of March 28, 2013, there were options outstanding to purchase an aggregate of 31,500 shares of the Company’s authorized but unissued common stock at a price of between $29.00 and $31.50 per share and which will expire between the years 2015 and 2016. The 1998 Plan expired in March 2008.

Following shareholder approval in 2011, the Company established the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (the “2011 Plan”), effective June 1, 2011, to provide stock awards and options to employees, officers and directors of the Company in order to attract them to the Company, give them a proprietary interest in the Company, and to encourage them to remain in the employ or service of the Company.  The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards or options under the 2011 Plan is 100,000 shares.  As of March 28, 2013, 21,776 shares of restricted stock have been granted to directors and officers of the Bank and the remaining number of shares and options to be granted under the 2011 Plan was 78,224.  The 2011 Plan will expire on March 16, 2021.

The following table sets forth the total number of securities authorized for issuance under equity compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	31,500	$30.67	78,224
Equity compensation plans not approved by shareholders	0	0	0
Total	31,500	$30.67	78,224

Additional information required by this Item 12 is incorporated into this Form 10-K by reference to the Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated into this Form 10-K by reference to the Company’s Proxy Statement under the captions “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and “Independence of Directors and Director Nominees.”

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated into this Form 10-K by reference to the  Company’s Proxy Statement under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS.”

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules.

The financial statements and schedules required by this Item 15 are incorporated into this Form 10-K by reference to the Company’s Annual Report attached hereto as Exhibit 13.

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

10.3#
Supplemental Executive Retirement Agreement, dated as of October 20, 2010, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 22, 2010)

10.4#
Endorsement Split Dollar Insurance Agreement, dated October 20, 2010, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 22, 2010)

10.5#
Change in Control Severance Agreement, dated as of December 29, 2010, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 5, 2011)

10.6#
Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-KSB dated March 17, 2004)

10.7#
Supplemental Executive Retirement Agreement, dated May 7, 2010, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 13, 2010)

10.8#
Change in Control Severance Agreement, dated as of November 2, 2010, by and between the Bank and Michael T. Sheahan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 12, 2010)

10.9#
Supplemental Executive Retirement Agreement, dated as of November 29, 2012, by and between the Bank and Michael T. Sheahan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2012)

10.10#*	Change in Control Severance Agreement, dated as of October 24, 2012, by and between the Bank and Gary W. Burdick

10.11#*	Supplemental Executive Retirement Agreement, dated as of October 24, 2012, by and between the Bank and Gary W. Burdick

10.12#
Change in Control Severance Agreement, dated as of December 30, 2008, by and between the Bank and Howard R. Zern (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K filed on March 31, 2009)

10.13#
Split Dollar Life Insurance Agreement, dated as of March 21, 2013, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 25, 2013)

10.14#*	Form of Split Dollar Life Insurance Agreement by and between the Bank and certain officers of the Bank in key managerial roles, including Michael T. Sheahan, Gary W. Burdick, and Howard R. Zern

10.15#
SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on April 11, 2011 for the Company’s 2011 Annual Meeting of Shareholders)

10.16#
Form of Restricted Stock Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 15, 2011)

10.17#
Form of Non-Qualified Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 15, 2011)

10.18#
Form of Incentive Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 15, 2011)

10.19
Small Business Lending Fund – Securities Purchase Agreement, dated August 11, 2011, between SBT Bancorp, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 12, 2011)

10.20
Repurchase Agreement, dated August 11, 2011, between SBT Bancorp, Inc. and the United States Department of the Treasury, with respect to the repurchase and redemption of the CPP Preferred Stock (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on August 16, 2011)

13*
2012 Annual Report (except for those portions expressly incorporated by reference, the 2012 Annual Report is furnished for informational purposes and is not to be deemed filed as part of this Form 10-K)

14*	Code of Ethics and Conflicts of Interest Policy

21*	Subsidiaries

23*	Consent of Shatswell, MacLeod & Company, P.C.

31.1*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Executive Officer

31.2*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Financial Officer

32.1*	Section 1350 Certification by Chief Executive Officer

32.2*	Section 1350 Certification by Chief Financial Officer

101.INS*	XBRL Instance Document**

101.SCH*	XBRL Taxonomy Extension Schema Document**

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF*	Taxonomy Extension Definitions Linkbase Document**

*	Filed herewith
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2013.

SBT BANCORP, INC.
By:	/s/ Martin J. Geitz
Martin J. Geitz
President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Martin J. Geitz	President, Chief Executive	March 28, 2013
Martin J. Geitz	Officer and Director

/s/ Anthony F. Bisceglio	Executive Vice President,	March 28, 2013
Anthony F. Bisceglio	Chief Financial Officer and Chief Accounting Officer

/s/ Robert J. Bogino	Director	March 28, 2013
Robert J. Bogino

/s/ James T. Fleming	Director	March 28, 2013
James T. Fleming

/s/ Gary R. Kevorkian	Director	March 28, 2013
Gary R. Kevorkian

/s/ Jerry W. Long	Director	March 28, 2013
Jerry W. Long

/s/ Nicholas B. Mason	Director	March 28, 2013
Nicholas B. Mason

/s/ George B. Odlum	Director	March 28, 2013
George B. Odlum, Jr., DMD

/s/ David W. Sessions	Director	March 28, 2013
David W. Sessions

/s/ Rodney R. Reynolds	Director	March 28, 2013
Rodney R. Reynolds

/s/ Penny R. Woodford	Director	March 28, 2013
Penny R. Woodford