Form 10-Q
period 2013-03-31
SBT Bancorp, Inc.
filed 2013-05-13
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2013, the registrant had 888,674 shares of its Common Stock, no par value per share, outstanding.

TABLE OF CONTENTS

SBT Bancorp, Inc. and Subsidiary

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)
ASSETS	3/31/13	12/31/12
	(unaudited)
Cash and due from banks	$7,325	$12,372
Interest-bearing deposits with the Federal Reserve Bank
and Federal Home Loan Bank	17,728	19,276
Money market mutual funds	519	358
Federal funds sold	3,094	2,094
Cash and cash equivalents	28,666	34,100

Interest-bearing time deposits with other banks	2,748	3,789
Investments in available-for-sale securities (at fair value)	114,227	91,820
Federal Home Loan Bank stock, at cost	589	589

Loans	239,879	235,884
Less allowance for loan losses	2,603	2,594
Loans, net	237,276	233,290

Premises and equipment	801	824
Accrued interest receivable	1,003	1,019
Other real estate owned	198	213
Bank owned life insurance	6,576	6,520
Other assets	3,422	2,855

TOTAL ASSETS	$395,506	$375,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$93,703	$92,670
Savings and NOW deposits	194,237	175,268
Time deposits	73,399	72,471
Total deposits	361,339	340,409

Securities sold under agreements to repurchase	3,041	3,569

Other liabilities	1,654	1,604
Total liabilities	366,034	345,582

Stockholders' equity:
Preferred stock, senior non-cumulative perpetual, Series C, no par; 9,000
shares issued and outstanding at 3/31/13 and 12/31/12; liquidation value of $1,000 per share	8,967	8,964
Common stock, no par value; authorized 2,000,000 shares;
issued and outstanding 889,088 shares and 888,674 shares, respectively, at 3/31/13 and 888,724 shares and 888,310 shares, respectively, at 12/31/12	9,910	9,901
Treasury stock, 414 shares	(7)	(7)
Unearned compensation – restricted stock awards	(347)	(368)
Retained earnings	10,186	9,819
Accumulated other comprehensive income	763	1,128
Total stockholders' equity	29,472	29,437
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$395,506	$375,019

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except for per data)
	For the three months ended
	3/31/13	3/31/12
Interest and dividend income:
Interest and fees on loans	$2,334	$2,502
Investment securities	534	414
Federal funds sold and overnight deposits	12	38
Total interest and dividend income	2,880	2,954
Interest expense:
Deposits	220	268
Repurchase agreements	1	1
Total interest expense	221	269

Net interest and dividend income	2,659	2,685

Provision for loan losses	30	90

Net interest and divided income after provision for loan losses	2,629	2,595

Non interest income:
Service charges on deposit accounts	128	122
Gain on sales and writedowns of available-for-sale securities, net	77	23
Other service charges and fees	159	153
Increase in cash surrender value of life insurance policies	56	40
Gain on loans sold and commission fee income	571	349
Investment services fees and commissions	49	23
Other (expense) income	(3)	1
Total noninterest income	1,037	711

Non interest expense:
Salaries and employee benefits	1,743	1,387
Premises and equipment	337	339
Advertising and promotions	166	149
Forms and supplies	30	43
Professional fees	129	145
Directors’ fees	51	57
Correspondent charges	76	99
Postage	22	27
FDIC assessment	45	23
Data processing	131	114
Other expenses	260	263
Total noninterest expense	2,990	2,646

Income before income taxes	676	660
Income tax provision	159	179
Net income	$517	$481
Net income available to common stockholders	$491	$416
Average shares outstanding, basic	870,332	865,237
Earnings per common share, basic	$0.56	$0.48
Average shares outstanding, assuming dilution	874,508	876,563
Earnings per common share, assuming dilution	$0.56	$0.47

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

PERIODS ENDED MARCH 31, 2013 and 2012

(Unaudited)
  (Dollars in thousands)

March 31, 2013:

Net income		$517

Other comprehensive loss, net of tax:

Unrealized losses on securities:

Unrealized holding gains arising during period	$(288)

Less: reclassification adjustment for gains and
writedowns included in net income	(77)

Other Comprehensive loss, net of tax		(365)

Comprehensive income		$152

March 31, 2012:

Net income		$481

Other comprehensive income, net of tax:

Unrealized gains on securities:

Unrealized holding gains arising during period	$49

Less: reclassification adjustment for gains
included in net income	(23)

Other Comprehensive loss, net of tax		26

Comprehensive income		$507

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Preferred Stock Series C	Common Stock	Unearned Compensation- Restricted Stock Award	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$8,952	$9,620	$(199)	$(7)	$8,360	$717	$27,443

Net income	-	-	-	-	481	-	481
Other comprehensive income, net of tax effect	-	-	-	-	-	26	26
Preferred stock dividend- SBLF	-	-	-	-	(61)	-	(61)
Preferred stock amortization (accretion)	3	-	-	-	(3)	-	-
Stock-based compensation	-	5	18	-	-	-	23
Dividends declared common stock ($.12 per share)	-	-	-	-	(104)	-	(104)
Balance, March 31, 2012	$8,955	$9,625	$(181)	$(7)	$8,673	$743	$27,808

Balance, December 31, 2012	$8,964	$9,901	$(368)	$(7)	$9,819	$1,128	$29,437

Net income	-	-	-	-	517	-	517
Other comprehensive loss, net of tax effect	-	-	-	-	-	(365)	(365)
Preferred stock dividend-SBLF	-	-	-	-	(23)	-	(23)
Preferred stock amortization (accretion)	3	-	-	-	(3)	-	-
Stock based compensation	-	-	21	-	-	-	21
Dividends declared common stock ($.14 per share)	-	-	-	-	(124)	-	(124)
Common stock issued	-	9	-	-	-	-	9
Balance, March 31, 2013	$8,967	$9,910	$(347)	$(7)	$10,186	$763	$29,472

See accompanying notes to the condensed consolidated financial statements

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the three months ended
	3/31/2013	3/31/2012
Cash flows from operating activities:
Net income	$517	$481
Adjustments to reconcile net income to net cash provided by operating activities:
Interest capitalized on interest-bearing time deposits with other banks	(34)	(38)
Amortization of securities, net	166	82
Writedown of available-for-sale securities	4	-
Gain on sales of available-for-sale securities	(81)	(23)
Change in deferred origination costs (fees), net	(40)	(79)
Provision for loan losses	30	90
Writedown of other real estate owned	15	-
Depreciation and amortization	51	56
Accretion on impairment of operating lease	(11)	(11)
Increase in other assets	(547)	(49)
Decrease in interest receivable	16	30
Decrease in taxes receivable	159	175
Increase in cash surrender value of bank owned life insurance	(56)	(40)
Stock-based compensation	21	18
Increase in other liabilities	54	94
Increase (decrease) in interest payable	7	(9)

Net cash provided by operating activities	271	777

Cash flows from investing activities:
Maturities and redemptions of interest-bearing time deposits with other banks	1,075	1,087
Purchases of available-for-sale securities	(35,320)	(16,745)
Proceeds from maturities of available-for-sale securities	9,134	6,832
Proceeds from sale of available-for-sale securities	3,137	555
Loan originations and principal collections, net	(3,058)	(3,816)
Loans purchased	(921)	(1,426)
Recoveries of loans previously charged off	3	2
Proceeds from sale of Federal Home Loan Bank stock	-	91
Acquisition of other real estate owned	-	(199)
Premium paid on bank owned life insurance	-	(2,000)
Capital expenditures	(19)	(44)

Net cash used in investing activities	(25,696)	(15,663)

Cash flows from financing activities:
Net (decrease) increase in demand, NOW, and savings accounts	20,002	(14,224)
Increase (decrease) in time deposits	928	(1,089)
Net decrease in securities sold under agreements to repurchase	(528)	(832)
Proceeds from issuance of common stock	9	5
Dividends paid – preferred stock	(23)	(57)
Dividends paid – common stock	(124)	(104)

Net cash provided by (used in) financing activities	20,264	(16,301)

Net (decrease) increase in cash and cash equivalents	(5,434)	(31,187)
Cash and cash equivalents at beginning of year	34,100	91,880
Cash and cash equivalents at end of year	$28,666	$60,693

Supplemental disclosures:
Interest paid	214	278
Income taxes paid	-	179
Due to broker	-	500
Loans transferred to other real estate owned	-	80

See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity of SBT Bancorp, Inc. (the “Company”) for the periods presented.  The Company’s only business is its investment in The Simsbury Bank and Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  The interim results of operations are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

While management believes that the disclosures presented are adequate so as to not make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2012.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2013, the Company maintained a stock-based employee compensation plan.  The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the three months ended March 31, 2013, the Company recognized $21 thousand  in stock-based employee compensation expense.  During the three months ended March 31, 2012, the Company recognized $18 thousand in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the  Financial Accounting Standards Board (FASB) issued ASU 2011-11, “Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.” This ASU enhances current disclosures.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  All other requirements in ASU 2011-05 are not affected by this update.  The amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The required disclosures in the Company’s consolidated financial statements have been reflected in the statements of comprehensive income and Note 9.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  For public and nonpublic entities, the amendments in this update are effective for fiscal years, and interim periods within those years beginning on or after December 15, 2012.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligation addressed within existed guidance in U.S. generally accepted accounting principles (GAAP). Examples of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements with the ASU scope that existed at the beginning of an entity’s fiscal year of adoption.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ACU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.”  The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting.  The guidance provides principals for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process.  The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirement prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value for March 31, 2013 and December 31, 2012.  The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2013.

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

      The Company’s fair value of  loans as reported in this footnote, are classified within Level 2 of  the fair value hierarchy. Fair values for these assets are based on management estimates derived from revaluing these securities at prevailing current interest rates.

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

The following summarizes assets measured at fair value for the periods ended March 31, 2013 and December 31, 2012:

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2013:
Debt securities issued by U.S. government corporations and agencies	$26,759	$-	$26,759	$-
Obligations of states and municipalities	15,549	-	15,549	-
Corporate debt securities	997	-	997	-
Mortgage-backed securities	69,967	-	69,967	-
SBA loan pools	955	-	955	-
Totals	$114,227	$-	$114,227	$-

December 31, 2012:
Debt securities issued by U.S. government corporations and agencies	$30,835	$-	$30,835	$-
Obligations of states and municipalities	14,551	-	14,551	-
Corporate debt securities	2,053	-	2,053	-
Mortgage-backed securities	43,257	-	43,257	-
SBA loan pools	1,124	-	1,124	-
Totals	$91,820	$-	$91,820	$-

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
March 31, 2013:

Other real estate owned	$198	$-	$-	$198
Totals	$198	$-	$-	$198

December 31, 2012:
Other real estate owned	$213	$-	$-	$213
Totals	$213	$-	$-	$213

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$28,666	$28,666	-	-	$28,666
Interest-bearing time deposits with other banks	2,748	-	2,807	-	2,807
Available-for-sale securities	114,227	-	114,227	-	114,227
Federal Home Loan Bank stock	589	589	-	-	589
Loans, net	237,276	-	-	242,399	242,399
Accrued interest receivable	1,003	1,003	-	-	1,003

Financial liabilities:
Deposits	361,339	-	361,894	-	361,894
Securities sold under agreements to repurchase	3,041	-	3,041	-	3,041

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$34,100	$34,100	-	-	$34,100
Interest-bearing time deposits with other banks	3,789	-	3,892	-	3,892
Available-for-sale securities	91,820	-	91,820	-	91,820
Federal Home Loan Bank stock	589	589	-	-	589
Loans, net	233,290	-	-	239,465	239,465
Accrued interest receivable	1,019	1,019	-	-	1,019

Financial liabilities:
Deposits	340,409	-	340,857	-	340,857
Securities sold under agreements to repurchase	3,569	-	3,569	-	3,569

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2013 and 2012:

(in thousands, except for share data)
	For the three months ended
	3/31/13	3/31/12
Basic EPS computation:
Net income	$517	$481
Preferred stock net accretion	(3)	(3)
Preferred stock dividends	(23)	(62)
Net income available to common stockholders	$491	$416
Weighted average shares outstanding, basic	870,332	865,237
Basic EPS	$0.56	$0.48

Diluted EPS computation:
Net income	$517	$481
Preferred stock net accretion	(3)	(3)
Preferred stock dividends	(23)	(62)
Net income available to common stockholders	$491	$416
Weighted average shares outstanding, assuming dilution	870,332	865,237
Dilutive potential shares	4,176	11,326
	874,508	876,563
Diluted EPS	$0.56	$0.47

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amounts and distribution of the Company’s investment securities held as of March 31, 2013 and December 31, 2012:

	Investment Portfolio
	(Dollars in thousands)

	March 31, 2013

	Amortized cost	Unrealized gains	Unrealized loss	Fair value	Yield
Available-for-sale securities
U.S. government and agency securities
Due within one year	$500	$6	$-	$506	1.30%
Due after one to five years	17,508	32	4	17,536	1.03%
Due after five to ten years	8,714	12	9	8,717	1.35%
Total U.S. government and agency securities	26,722	50	13	26,759	1.14%

State and municipal securities
Due within one year	500	2	-	502	7.72%
Due after five to ten years	4,044	170	8	4,206	4.66%
Due after ten to fifteen years	9,064	587	12	9,639	5.18%
Due beyond fifteen years	1,065	137	-	1,202	5.83%
Total state and municipal securities	14,673	896	20	15,549	5.17%

Corporate debt securities
Due after one to five years	999	2	4	997	1.66%
Total corporate debt securities	999	2	4	997	1..66%

Mortgage-backed securities
Due within one year	18	-	-	18	2.88%
Due after one to five years	74	1	-	75	4.23%
Due after five to ten years	4,253	96	3	4,346	2.24%
Due after ten to fifteen years	40,375	260	64	40,571	1.83%
Due beyond fifteen years	25,099	108	250	24,957	2.19%
Total mortgage-backed securities	68,819	465	317	69,967	1.99%

SBA loan pool

Due after ten to fifteen years	858	97	-	955	5.04%
Total SBA loan pool	858	97	-	955	5.04%

Total available-for-sale securities	$113,071	$1,510	$354	$114,227	2.20%

	Investment Portfolio
	(Dollars in thousands)

	December 31, 2012

	Amortized cost	Unrealized gains	Unrealized loss	Fair value	Yield
Available-for-sale securities
U.S. government and agency securities
Due after one to five years	$18,758	$67	$-	$18,825	1.06%
Due after ten to fifteen years	12,002	19	11	12,010	1.39%
Total U.S. govt. and agency securities	30,760	86	11	30,835	1.19%

State and municipal securities
Due within one year	825	5	-	830	6.95%
Due after five to ten years	2,622	192	-	2,814	5.67%
Due after ten to fifteen years	8,566	564	3	9,127	5.09%
Due beyond fifteen years	1,585	195	-	1,780	6.09%
Total state and municipal securities	13,598	956	3	14,551	5.44%

Corporate debt securities
Due after one to five years	2,006	52	5	2,053	2.34%
Total corporate debt securities	2,006	52	5	2,053	2.34%

Mortgage-backed securities
Due within one year	52	2	-	54	3.25%
Due after one to five years	78	1	-	79	4.06%
Due after five to ten years	5,294	118	3	5,409	2.25%
Due after ten to fifteen years	18,305	308	6	18,607	1.90%
Due beyond fifteen years	19,008	172	72	19,108	2.10%
Total mortgage-backed securities	42,737	601	81	43,257	2.04%

SBA loan pools
Due after one to five years	115	1	-	116	4.60%
Due after ten to fifteen years	895	113	-	1,008	5.04%
Total SBA loan pools	1,010	113	-	1,124	4.99%

Total available-for-sale securities	$90,111	$1,809	$100	$91,820	2.27%

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized  loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows as of March 31, 2013 and December 31, 2012:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
March 31, 2013:
Debt securities issued by the U.S. government corporations and agencies	$6,492	$13	$-	$-	$6,492	$13
Obligations of states and municipalities	1,800	20	-	-	1,800	20
Corporate debt securities	-	-	496	4	496	4
Mortgage-backed securities	27,102	262	382	55	27,484	317
Total temporarily impaired securities	$35,394	$295	$878	$59	$36,272	$354

December 31, 2012:
Debt securities issued by the U.S. government corporations and agencies	$2,989	$11	$-	$-	$2,989	$11
Obligations of states and municipalities	720	3	-	-	720	3
Corporate debt securities	-	-	495	5	495	5
Mortgage-backed securities	8,642	20	118	3	8,760	23
Total temporarily impaired securities	$12,351	$34	$613	$8	$12,964	$42

Other-than-temporarily impaired securities
Mortgage-backed securities	-	-	280	58	280	58
Total temporarily impaired securities and other-than-temporarily imparied securities	12,351	34	893	66	13,244	100

The investments in the Company’s investment portfolio that were temporarily impaired as of March 31, 2013 consisted of debt issued by states and municipalities, corporations, and U.S.government agencies and sponsored enterprises.  The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis.  As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

During the three months ended March 31, 2013, there were proceeds of $3.137 million from sales of available-for-sale securities.  Gross realized gains on these sales amounted to $81 thousand.  The tax expense applicable to these gross realized gains amounted to $28 thousand. During the three months ended March 31, 2012, there were proceeds of $555 thousand from sales of available-for-sale securities.  Gross realized gains on these sales amounted to $23 thousand.  The tax expense applicable to these gross realized gains amounted to $8 thousand.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of March 31, 2013 and December 31, 2012:

	(Dollars in thousands)
	March 31, 2013	December 31, 2012
Commercial, financial and agricultural	$14,971	$13,991
Real estate - construction and land development	3,326	2,982
Real estate - residential	114,196	118,316
Real estate - commercial	48,759	41,978
Home equity	45,053	45,245
Municipal	2,102	1,478
Consumer	10,591	11,053
	238,998	235,043
Allowance for loan losses	(2,603)	(2,594)
Deferred costs, net	881	841
Net loans	$237,276	$233,290

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments:  residential real estate, commercial real estate, construction, home equity, commercial and consumer.  Management uses a rolling average of historical losses based on a timeframe appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors:  levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2013.

The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate and home equity:  The Company generally does not originate loans with a loan-to-value ratio greater than 80% without obtaining private mortgage insurance for any amounts over 80% and does not grant subprime loans.  All loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in these segments.

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

The following table sets forth information regarding the allowance for loan losses by portfolio segment for the three months ended  March 31, 2013 :

	Real Estate
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

March 31, 2013:
Allowance for loan losses:
Beginning balance	$1,051	$586	$142	$362	$219	$99	$135	$2,594
Charge-offs	(15)	-	-	-	-	(9)	-	(24)
Recoveries	1	-	-	-	2	-	-	3
(Benefit) provision	(23)	97	18	(1)	22	6	(89)	30
Ending balance,	$1,014	$683	$160	$361	$243	$96	$46	$2,603

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: Collectively
evaluated for impairment	1,014	683	160	361	243	96	46	2,603
Total allowance for loan
losses ending balance	$1,014	$683	$160	$361	$243	$96	$46	$2,603

Loans:
Ending balance: Individually
evaluated for impairment	$179	$117	$160	$5	$-	$-	$-	$461
Ending balance:
Collectively evaluated for impairment	114,017	48,642	3,166	45,048	17,073	10,591	-	238,537
Total loans ending balance	114,196	$48,759	$3,326	$45,053	$17,073	$10,591	$-	$238,998

The following table presents the allowance for loan loss activity by portfolio segment for the year ended December 31, 2012:

	Real Estate
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

December 31, 2012:
Allowance for loan losses:
Beginning balance	$750	$573	$22	$342	$422	$194	$166	$2,469
Charge-offs	(113)	(25)	(49)	-	-	(23)	-	(210)
Recoveries	-	-	1	-	5	9	-	15
Provision (benefit)	414	38	168	20	(208)	(81)	(31)	320
Ending balance,	$1,051	$586	$142	$362	$219	$99	$135	$2,594

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: Collectively
evaluated for impairment	1,051	586	142	362	219	99	135	2,594
Total allowance for loan
losses ending balance	$1,051	$586	$142	$362	$219	$99	$135	$2,594

Loans:
Ending balance: Individually
evaluated for impairment	$180	$119	$163	$5	$-	$-	$-	$467
Ending balance:
Collectively evaluated for impairment	118,136	41,859	2,819	45,240	15,469	11,053	-	234,576
Total loans ending balance	118,316	$41,978	$2,982	$45,245	$15,469	$11,053	$-	$235,043

The following table presents the Company’s loans by risk rating as of March 31, 2013 and December 31, 2012:

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

The Company utilizes a risk rating grading matrix to assign a risk grade to each of its commercial loans.  Loans are graded on a scale of 1 to 7. A  ”Pass” loan  is defined as a loan with a risk rating of 1 through 3.5.

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

Risk Rating 6 (Doubtful) – This risk rating is assigned to borrowers or a portion of such borrowers’ loans with which the Company is no longer certain of the loans’ collectability.  A specific reserve allocation is assigned to such portion of the loans.

Risk Rating 7 (Loss) – This risk rating is assigned to loans which have been charged off or the portion of loans that have been charged off.  “Loss” does not imply that the loans, or any portion thereof, will never be repaid, nor does it imply that there has been a forgiveness of debt.

 “Loans not formally rated” represent residential, home equity and consumer loans.  As of March 31 2013, $169.1 million of the total residential, home equity and consumer loan portfolio of $169.8 million were not formally rated.  The performance of these loans is measured by delinquency status.  The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines.  These guidelines provide for specific requirements with regard to documentation and loan to value and debt to income ratios.  Home equity loan and line guidelines place a maximum loan to value ratio of 80% on these loans and the Bank requires full underwriting disclosure documentation for these loans.  These underwriting factors have produced a high performance loan portfolio.  Total delinquent loans increased from 0.76% of total loans outstanding as of December 31, 2012 to 1.09% of total loans outstanding as of March 31, 2013.

	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
	(Dollars in thousands)
March 31, 2013:
Grade:
Pass	$-	$43,385	$2,246	$-	$13,507	$-	$59,138
Special Mention	-	3,545	372	-	1,721	-	5,638
Substandard	567	1,829	708	154	1,845	-	5,103
Loans not formally rated	113,629		-	44,899	-	10,591	169,119
Total	$114,196	$48,759	$3,326	$45,053	$17,073	$10,591	$238,998

December 31, 2012:
Grade:
Pass	$-	$36,748	$2,381	$-	$13,048	$-	$52,177
Special mention	-	3,778	438	-	2,268	-	6,484
Substandard	572	1,452	163	155	153	-	2,495
Loans not formally rated	117,744		-	45,090	-	11,053	173,887
Total	$118,316	$41,978	$2,982	$45,245	$15,469	$11,053	$235,043

An age analysis of past-due loans, segregated by class of loans, as of March 31, 2013 and December 31, 2012 is as follows:

			90 Days	Total	Total	Total	90 Days	Nonaccrual
	30-59 Days	60-89 Days	or More	Past Due	Current	Loans	and Accruing	Loans
	(Dollars in thousands)
March 31, 2013:
Real estate:
Residential	$1,109	$171	$498	$1,778	$112,418	$114,196	$-	$816
Commercial	-	-	-	-	48,759	48,759	-	67
Construction and
land development	-	51	159	210	3,116	3,326	-	210
Home equity	136	35	-	171	44,882	45,053	-	118
Commercial and industrial	-	-	-	-	17,073	17,073	-	-
Consumer	48	64	8	120	10,471	10,591	-	8
Total	$1,293	$321	$665	$2,279	$236,719	$238,998	$-	$1,219

December 31, 2012:
Real estate:
Residential	$-	$490	$563	$1,053	$117,263	$118,316	$-	$821
Commercial	-	-		-	41,978	41,978	-	119
Construction and
land development	-	-	163	163	2,819	2,982	-	163
Home equity	25	36	-	61	45,184	45,245	-	120
Commercial and industrial	-	-	-	-	15,469	15,469	-	-
Consumer	110	-	17	127	10,926	11,053	-	17
Total	$135	$526	$743	$1,404	$233,639	$235,043	$-	1,240

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the three months ended March 31, 2013 and the year ended December 31, 2012:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
March 31, 2013:
With no related allowance recorded:
Real Estate:
Residential	$179	$179	$-	$180	$2
Commercial	117	117	-	118	1
Home equity	5	5	-	5	-
Construction and land development	160	160	-	161	-
Commercial and Industrial	-	-	-	-	-
Total impaired with no related allowance	$461	461	$-	$464	$3

Total:
Real Estate:
Residential	$179	$179	$-	$180	$2
Commercial	117	117	-	118	1
Home equity	5	5	-	5	-
Construction and land development	160	160	-	161	-
Commercial and industrial	-	-	-	-	-
Total impaired loans	$461	$461	$-	$464	$3

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
December 31, 2012:
With no related allowance recorded:
Real Estate:
Residential	$180	$180	$-	$449	$15
Commercial	119	119	-	115	7
Home equity	5	5	-	6	-
Construction and land development	163	163	-	257	62
Commercial and Industrial	-	-	-	70	5
Total impaired with no related allowance	$467	$467	$-	$897	$89

Total:
Real Estate:
Residential	$180	$180	$-	$449	$15
Commercial	119	119	-	115	7
Home equity	5	5	-	6	-
Construction and land development	163	163	-	257	62
Commercial and industrial	-	-	-	70	5
Total impaired loans	$467	$467	$-	$897	$89

The Bank’s troubled debt restructurings are determined by management.  TDRs include all accrued interest, late charges, title and recording fees, and attorney’s fees being added back to the post-modification balance.  Rates and terms of the loans remain the same. There were no new troubled debt restructures during the three months ended March 31, 2013.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
December 31, 2012:
Troubled Debt Restructurings
Commercial real estate	1	$66	$72
	1	$66	$72

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial real estate	1	$68
	1	$68

There was one loan modified as a troubled debt restructure during 2012. Past-due principal, interest, and legal fees were capitalized to the loan to bring all payments current.  The loan was individually evaluated for impairment and it was determined that no related allowance allocation was necessary.  The loan was reported as impaired and is on nonaccrual status as of March 31, 2013 and December 31, 2012.

The balance of mortgage servicing rights included in other assets at March 31, 2013 and December 31, 2012 was $1.138 million and $822 thousand, respectively.  Mortgage servicing rights of $362 thousand and $774 thousand were capitalized through March 31, 2013 and December 31, 2012, respectively.  Amortization of mortgage servicing rights was $46 thousand and $106 thousand through March 31, 2013 and December 31, 2012, respectively.  The fair value of these rights was $1.462 million and $1.036 million as of March 31, 2013 and December 31, 2012, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $112.959 million and $88.728 million as of March 31, 2013 and December 31, 2012, respectively.

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of funds borrowed from customers on a short-term basis secured by portions of the Company's investment portfolio.  The securities which were sold have been accounted for not as sales but as borrowings.  The securities consisted of debt securities issued by the U.S. government sponsored enterprises, corporations and agencies and states and municipalities.  The securities were held in safekeeping by Federal Home Loan Bank and Merrill Lynch, under the control of the Company.  The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements.  The agreements mature generally within three months from date of issuance.

NOTE 9 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the reclassification disclosure for the three months ended March 31, 2013 and 2012:

	3/31/2013	3/31/2012
	(Dollars in thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(476)	$63
Reclassification adjustment for realized gains and writedowns in net income	(77)	(23)
Other comprehensive (loss) income before income tax effect	(553)	40
Income tax benefit (expense)	188	(14)
Other comprehensive (loss) income, net of tax	$(365)	$26

Accumulated other comprehensive income as of March 31, 2013 and December 31, 2012 consists of net unrealized holding gains on available -for-sale securities, net of taxes.

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

●	declines in the real estate and lending markets may negatively affect the Company’s financial results;

●	inaccuracies in management’s assumptions used in calculating the appropriate amount to be placed into the Company’s allowance for loan and lease losses;

●	restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals;

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

General

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources.  The discussion should be read in conjunction with the consolidated financial statements of the Company for the three months ended March 31, 2013.  All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the three months ended March 31, 2013 not misleading have been made.

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

Disclosure of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management.  One of these significant policies relates to the provision for loan losses.  See the heading “Provision for Loan Losses” below for further details about the Bank’s current provision.

Overview

For the three months ended March 31, 2013, net income amounted to $517 thousand or $0.56 per diluted share compared to $481 thousand or $0.47 per diluted share for the three months ended March 31, 2012. Total assets at March 31, 2013 were $396 million, an increase of $34 million or 9% over March 31, 2012.

Key financial highlights for the first quarter of 2013 compared to the first quarter of 2012 include total assets growth of $34 million or 9%, deposit growth of $32 million or 10%, loan growth of $18 million or 8%, and non-interest income growth of $326 thousand or 46%.

Other highlights for the first quarter of 2013 compared to the first quarter of 2012 include increased net income of $36 thousand or 8%, an increase of $0.09 per dilted share from a $0.47 in earnings per share to $0.56, and favorable asset quality with total non-accrual loans and loans 30 or more days past due increasing to 1.09% of loans outstanding at March 31, 2013 from 0.64% of loans outstanding at March 31, 2012.

Total deposits at March 31, 2013 were $361 million, an increase of $32 million or 10% over a year ago.  This growth was mainly in core deposits (demand, savings and NOW accounts).  At quarter-end, March 31, 2013, 26% of total deposits were in non-interest bearing demand accounts, 54% were in low-cost savings and NOW accounts, and 20% were in time deposits.

 At March 31, 2013, loans outstanding were $240 million, an increase of $18 million, or 8%, over a year ago.   Commercial loans grew by $10 million or 16%, residential mortgage loans grew by $11 million or 10%, and Consumer loans declined by $3 million or 4%. The profile of the Company’s loan portfolio remains relatively low-risk.   The Company’s allowance for loan losses at March 31, 2013 was 1.09% of total loans.  The Company had non-accrual loans totaling $1.2 million equal to 0.51% of total loans  at March 31, 2013 compared to non-accrual loans totaling $1.1 million or 0.47% of total loans a year ago.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $3,696,000 in the first quarter  of 2013 compared to $3,396,000 a year ago, an increase of $300,000 or 9%.  Net interest and dividend income decreased by $26,000 or 1%, while noninterest income increased by $326,000 or 46% primarily due to an increase in the gain on loans sold.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.03% for the first quarter of 2013 compared to 3.17% for the first quarter of 2012.  The Company’s cost of funds declined 8 basis points while the yield on interest earning assets decreased 21 basis points during the first quarter of 2013 in comparison to the first quarter of 2012.

Total noninterest expenses increased $344,000 or 13% in the first quarter of 2013 compared to the first quarter of 2012.  The increase in expenses was primarily attributable to strategic initiatives targeted to grow revenues.  Salaries and employee benefit expenses increased $356,000 or 26%.  Equipment expense, forms and supplies, professional fees, correspondent charges, postage, and other expenses all decreased in comparison to the first quarter of 2012.

 Capital levels for the Bank at March 31, 2013 were above those required to meet the regulatory “well-capitalized” designation.

Capital Ratios 3/31/13
	The Simsbury Bank and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.22%	5.00%
Tier 1 Risk-Based Capital Ratio	13.26%	6.00%
Total Risk-Based Capital Ratio	14.48%	10.00%

Results of Operations

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

Net interest and dividend income after provision for loan losses plus non-interest income was $3.666 million for the first quarter of 2013 compared to $3.306 million for the first quarter of 2012.  The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.03% for the quarter ended March 31, 2013 from 3.17% for the quarter ended March 31, 2012.  The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.94% for the quarter ended March 31, 2013 from 3.07% for the quarter ended March 31, 2012.  The Company’s cost of deposits and borrowings decreased to 0.33% for the first quarter of 2013 from 0.41% for the first quarter of 2012.

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

Each month, the Company  reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines.  The total allowance for loan losses at March 31, 2013 was $2.603 million or 1.09% of outstanding loans compared to $2.422 million or 1.09% of outstanding loans as of March 31, 2012.   The Company charged off two loans totaling $24 thousand in the first quarter of 2013 compared to five loans totaling $139 thousand in the first quarter of 2012.  During the first quarter of 2013, the Company had eight recoveries totaling $3 thousand compared to seven recoveries totaling $2 thousand for the first quarter of 2012.  The Company believes the allowance for loan losses is appropriate.

Non-interest Income and Non-interest Expense

Total non-interest income (which is derived mainly from service and overdraft charges) for the three months ended March 31, 2013 was $1.037 million compared to $711 thousand for the same period in the prior year.  At March 31, 2013, the Company had approximately 21,248 deposit accounts compared to 20,977 deposit accounts at March 31, 2012.

Total non-interest expense for the three months ended March 31, 2013 was $2.990 million compared to $2.646 million for the same period in the prior year.  These expenses were due mainly to strategic initiatives to position the Company for future growth.  The ratio of annualized operating expenses to average assets was 3.09% for the first quarter of 2013 compared to 2.93% for the first quarter of 2012.

Salaries and employee benefits comprised approximately 58% of total non-interest expense for the three months ended March 31, 2013 and 52% of total non-interest expense for the same period in the prior year.  Other major categories included premises and equipment, which comprised approximately 11% of non-interest expense for the three months ended March 31, 2013 and 13% for the three months ended March 31, 2012; advertising and promotions expenses, which comprised approximately 6% of total non-interest expense for each of the three months ended March 31, 2013 and 2012; and professional fees, which comprised approximately 4% and 5%, respectively, of total non-interest expense for the three months ended March 31, 2013 and 2012.

Income Taxes

The effective income tax rate for the three months ended March 31, 2013 and 2012 was 23.5% and 27.1%, respectively.  Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company will no longer incur state income tax liability except for the minimum tax since the PIC’s earnings, net of certain allocated expenses , is exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At March 31, 2013, the Company had 37 securities with a carrying value totaling $14.521 million pledged for such purposes.  At December 31, 2012, the Company had 37 securities with a carrying value totaling $14.819 million pledged for such purposes.

As of March 31, 2013 and December 31, 2012, the Company’s investment portfolio consisted of U.S. government and agency securities, municipal securities, corporate bonds, mortgage-backed securities and  money market securities.  The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

The fair market value of investments in available-for-sale securities as of March 31, 2013 was $114.227 million, which is 1.0% above amortized cost, compared to $91.820 million, which was 2% above amortized cost as of December 31, 2012.  The Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.”  ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  Management evaluates the Company’s investment portfolio on an ongoing basis.  As of March 31, 2013, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

Loan Portfolio

The Company’s loan portfolio as of the end of the first quarter of 2013 was comprised of approximately 64% mortgage and consumer loans and 36% commercial loans.  The Company does not have any concentrations in its loan portfolio by industry or group of industries.  However, as of March 31, 2013 and December 31, 2012, respectively, approximately 89% and 86%, of the Company’s loans were secured by residential real property located in Connecticut.

There were $114,196,000 of residential mortgage loans as of March 31, 2013, which represented a 3.48% decrease from December 31, 2012. The Company sold one hundred and nineteen loans in the three months ended March 31, 2013 with an aggregate principal balance of $26,300,000, which resulted in a gain of $395,000.  For the three months ended March 31, 2012, the Company sold fifty nine loans with an aggregate principal balance of $11,841,000, which resulted in a gain of $349,000.  The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At March 31, 2013, the Company had total consumer loan balances of $10,591,000, representing a 4.18% decrease from the consumer loan balances at December 31, 2012.  As of March 31, 2013, the Company had approximately $9,666,000 in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $9,747,000 in auto loans purchased from BCI on its books as of December 31, 2012.  The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI.  As part of the agreement, BCI services the loans for the Company.

The March 31, 2013 balance for commercial and commercial real estate  loans was $69,159,000, a 3.82%  increase from the commercial loan balance at December 31, 2012.  The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes.  Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years.  Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Company offers both fixed and floating rate loans.  Maturities on such loans typically range from five to thirty years.  The Company has been designated as an approved SBA lender.  The Company’s SBA loans are categorized as commercial or real estate depending on the underlying collateral.  Also, the Company has been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

The Company is subject to certain lending limits.  With certain exceptions, the Company is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Company’s capital and reserves.  Credit equaling an additional 10% of the Company’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral.  As of March 31, 2013, the Company’s lending limits were $4,783,000 and $7,972,000, respectively.  As of December 31, 2012, these lending limits were $4,777,000 and $7,962,000, respectively.  The Company sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily.  Loans over 90 days past due are deemed non-performing and are placed on non-accrual status.  Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  The Company had 11 non-accrual loans at March 31, 2013 with an aggregate balance of approximately $1,219,000 compared to 11 non-accrual loans at December 31, 2012 with an aggregate balance of approximately $1,240,000.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the lesser of the Company’s recorded investment or the fair value less estimated costs to sell.  The Company had two OREO properties at March 31, 2013 carried on the books at $198,000.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure (“TDR”).  All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status.  Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months.  The Company had one TDR  loan at March 31, 2013 with a balance of approximately $67,000, compared to one TDR loan at December 31, 2012 with a balance of approximately $68,000.

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

The Company has an internal review process to verify credit quality and risk classifications.  In addition, the Company also maintains a program of annual review of certain new and renewed loans by an outside loan review consultant.  Loans are graded from “pass” to “loss” depending on credit quality, with “pass” representing loans that are fully satisfactory as additions to the Company’s portfolio.  These are loans which involve a degree of risk that is not unwarranted given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment.  Classified loans identified in the review process are added to the Company’s Internal Watch list and an allowance for credit losses is established for such loans, if appropriate.  Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking, at which times a further review of loans is conducted.

The Company had classified loans with an aggregate outstanding balance of $10,824,000 as of March 31, 2013 and $8,979,000 as of December 31, 2012.  The Company had no exposure to sub-prime loans in its loan portfolio as of March 31, 2013 and December 31, 2012.  The Company’s overall asset quality and loan loss reserves of 1.09% of loans as of March 31, 2013 compared favorably to its peer banks.

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

Deposits

Deposits are the Company’s primary source of funds.  At March 31, 2013, the Company had a deposit mix of 36% checking, 44% savings, and 20% certificates of deposit.  The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits.  As of December 31, 2012, the deposit mix was 42% checking, 37% savings, and 21% certificates of deposit.  At March 31, 2013, twenty six percent of the total deposits of $361.3 million were non-interest-bearing compared to twenty-seven percent of the Company’s total deposits of $340.4 million being non-interest-bearing at December 31, 2012.  As of March 31, 2013 and December 31, 2012, the Company had $67.3 million and $45.7 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves.  No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100,000 from customers.  Those deposits are priced to remain competitive.  Through the Certificate of Deposit Accounts Registry Service (“CDARS”) program, the Bank had brokered deposits of $5,104,000 as of March 31, 2013 and $4,544,000 as of December 31, 2012.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities.  One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”).  This allows the Company to offer its customers FDIC insurance on deposits in excess of $250,000, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network.  Accounts placed in this manner are considered brokered deposits.  As of March 31, 2013, the Company had $5,104,000 of deposits in the CDARS network compared to $4,544,000 of deposits in the CDARS network as of December 31, 2012.

Liquidity of a financial institution, such as a bank, is measured by its ability to have liquid assets sufficient to meet its short term obligations.  The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company.  The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future.  As of March 31, 2013, the Company held $23.8 million in cash and cash equivalents, net of required FRB reserves of $4.9 million, and $99.7 million in available-for-sale securities, net of pledged securities of $14.5 million, for total liquid assets of $123.5 million.  At March 31, 2013, the Company anticipated short term liability obligations of $48.8 million for a basic surplus of $74.7 million, representing 19% of total assets.  As of December 31, 2012, the Company held $29.4 million in cash and cash equivalents, net of required FRB reserves of $4.7 million, and $77.0 million in available-for-sale securities, net of pledged securities of $14.8 million, for total  liquid assets of $106.4 million.  At December 31, 2012, the Company anticipated short term liability obligations of $43.2 million for a basic surplus of $63.2 million, which represented 17% of total assets.

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

At March 31, 2013 and December 31, 2012, the Company’s capital exceeded all minimum regulatory requirements and the Company was considered to be “well capitalized” as defined in the regulations issued by the FDIC.

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

Off- Balance Sheet Arrangements

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
10.1
Split Dollar Life Insurance Agreement, dated as of March 21, 2013, by and between The Simsbury Bank & Trust Company and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 25, 2013)

10.2
Transition Agreement, dated as of April 25, 2013, by and between Anthony F. Bisceglio and The Simsbury Bank & Trust Company and any and all of its business affiliates, parent(s), subsidiaries, divisions, predecessors, insurers, successors and assigns (including, without limitation, SBT Bancorp, Inc. and SBT Investment Services, Inc.) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 1, 2013)

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

SBT BANCORP, INC.

Date: May 13, 2013	By: /s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: May 13, 2013	By: /s/ Anthony F. Bisceglio
Anthony F. Bisceglio
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K filed on March 31, 2009)

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

10.1
Split Dollar Life Insurance Agreement, dated as of March 21, 2013, by and between The Simsbury Bank & Trust Company and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 25, 2013)

10.2
Transition Agreement, dated as of April 25, 2013, by and between Anthony F. Bisceglio and The Simsbury Bank & Trust Company and any and all of its business affiliates, parent(s), subsidiaries, divisions, predecessors, insurers, successors and assigns (including, without limitation, SBT Bancorp, Inc. and SBT Investment Services, Inc.) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 1, 2013)

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