Form 10-Q
period 2013-06-30
SBT Bancorp, Inc.
filed 2013-08-12
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number:  000-51832

SBT Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Connecticut		20-4346972
(State or Other Jurisdiction of		(I.R.S. Employer
Incorporation or Organization)		Identification No.)

86 Hopmeadow Street, P.O. Box 248, Simsbury, CT		06070
(Address of Principal Executive Offices)		(Zip Code)

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
Yes ☐                 No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2013, the registrant had 889,029 shares of its Common Stock, no par value per share, outstanding.

TABLE OF CONTENTS

SBT Bancorp, Inc. and Subsidiary

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

ASSETS	6/30/13	12/31/12
	(Unaudited)
Cash and due from banks	$8,019	$12,372
Interest-bearing deposits with the Federal Reserve Bank
and Federal Home Loan Bank	4,754	19,276
Money market mutual funds	474	358
Federal funds sold	40	2,094
Cash and cash equivalents	13,287	34,100
Interest-bearing time deposits with other banks	2,781	3,789
Investments in available-for-sale securities (at fair value)	99,743	91,820
Federal Home Loan Bank stock, at cost	1,646	589

Loans	254,522	235,884
Less allowance for loan losses	2,643	2,594
Loans, net	251,879	233,290

Premises and equipment, net	783	824
Accrued interest receivable	1,071	1,019
Other real estate owned	178	213
Bank owned life insurance	6,628	6,520
Other assets	4,452	2,855
Total assets	$382,448	$375,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$96,698	$92,670
Savings and NOW deposits	155,099	175,268
Time deposits	72,791	72,471
Total deposits	324,588	340,409
Securities sold under agreements to repurchase	2,422	3,569
FHLB Borrowing	26,000	-
Other liabilities	1,483	1,604
Total liabilities	354,493	345,582
Stockholders' equity:
Preferred stock, senior non-cumulative perpetual, Series C, no par; 9,000 shares issued and outstanding at June 30, 2013 and December 31, 2012
liquidation value of $1,000 per share	8,970	8,964
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 889,029 shares and 888,310 shares, respectively, as of
June 30, 2013 and 888,724 shares and 888,310 shares as of December 31, 2012	9,920	9,901
Treasury stock, 414 shares at June 30, 2013 and December 31, 2012	(7)	(7)
Unearned compensation restricted stock awards	(290)	(368)
Retained earnings	10,437	9,819
Accumulated other comprehensive (loss) income	(1,075)	1,128
Total stockholders' equity	27,955	29,437
Total liabilities and stockholders' equity	$382,448	$375,019

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except for per share amounts)

	For the three months ended		For the six months ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Interest and dividend income:
Interest and fees on loans	$2,320	$2,433	$4,655	$4,935
Investment securities	556	469	1,090	883
Federal Funds sold and overnight income	9	20	20	58
Total interest and dividend income	2,885	2,922	5,765	5,876
Interest expense:
Deposits	216	253	436	521
Interest on Federal Home Loan Bank advances	1	-	1	-
Repurchase Agreements	2	1	3	2
Total interest expense	219	254	440	523

Net interest and dividend income	2,666	2,668	5,325	5,353

Provision for loan losses	80	60	110	150

Net interest and dividend income after provision for loan losses	2,586	2,608	5,215	5,203
Noninterest income:
Service charges on deposit accounts	122	118	250	240
Gain on sales and writedowns of available-for-sale securities, net	27	24	104	47
Other service charges and fees	204	169	363	323
Increase in cash surrender value of life insurance policies	52	55	108	95
Gain on loans sold and commission fee income	521	533	1,092	882
Investment services fees and commissions	36	48	85	71
Other income (expense)	2	1	(1)	1
Total noninterest income	964	948	2,001	1,659
Noninterest expense:
Salaries and employee benefits	1,714	1,603	3,457	2,990
Premises and equipment	341	324	678	663
Advertising and promotions	192	183	358	332
Forms and supplies	37	53	67	96
Professional fees	123	174	252	319
Directors’ fees	74	56	125	113
Correspondent charges	89	85	165	184
Postage	21	20	43	47
FDIC assessment	10	46	55	69
Data processing	147	124	278	238
Other expenses	302	278	562	541
Total noninterest expense	3,050	2,946	6,040	5,592
Income before income taxes	500	610	1,176	1,270
Income tax provision	99	157	258	336
Net income	$401	$453	$918	$934
Net income available to common stockholders	$375	$423	$867	$839
Average shares outstanding, basic	870,694	854,078	870,513	859,657
Earnings per common share, basic	$0.43	$0.49	$1.00	$0.98
Average shares outstanding, assuming dilution	877,500	865,284	877,018	871,113
Earnings per common share, assuming dilution	$0.43	$0.49	$0.99	$0.96

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
STATEMENT OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2013 and 2012

(Unaudited)
(Dollars in thousands)
For the three months ended:
June 30, 2013
Net Income		$401

Other comprehensive loss, net of tax:

Unrealized losses on securities:

Unrealized holding losses arising during period	$(1,811)

Less: reclassification adjustment for gains and
writedowns included in net income	(27)

Other comprehensive loss, net of tax		(1,838)

Comprehensive loss		$(1,437)

June 30, 2012:
Net Income		$453

Other comprehensive loss, net of tax:

Unrealized losses on securities:

Unrealized holding gains arising during period	$280

Less: reclassification adjustment for gains and
writedowns included in net income	(25)

Other comprehensive gain net of tax		255

Comprehensive income		$708
For the six months ended:
June 30, 2013
Net Income		$918

Other comprehensive loss, net of tax:

Unrealized losses on securities:

Unrealized holding losses arising during period	$(2,099)

Less: reclassification adjustment for gains and
writedowns included in net income	(104)

Other comprehensive loss, net of tax		(2,203)

Comprehensive loss		$(1,285)

June 30, 2012
Net Income		$934

Other comprehensive loss, net of tax:

Unrealized gains on securities:

Unrealized holding gains arising during period	$328

Less: reclassification adjustment for gains and
writedowns included in net income	(47)

Other comprehensive gain net of tax		281

Comprehensive income		$1,215

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

			Unearned			Accumulated
	Preferred		Compensation-			Other
	Stock	Common	Restricted	Treasury	Retained	Comprehensive
	Series C	Stock	Stock Awards	Stock	Earnings	Income	Total
Balance, December 31, 2011	$8,952	$9,620	$(199)	$(7)	$8,360	$717	$27,443
Net income	-	-	-	-	934	-	934
Other comprehensive income,
net of tax effect	-	-	-	-	-	281	281
Preferred stock amortization (accretion)	6	-	-	-	(6)	-	-
Preferred stock dividend-Series C	-	-	-	-	(89)	-	(89)
Stock based compensation	-	-	36	-	-	-	36
Dividends declared common stock ($.24 per share)	-	-	-	-	(208)	-	(208)
Common stock issued	-	11	-	-	-	-	11
Balance, June, 2012	$8,958	$9,631	$(163)	$(7)	$8,991	$998	$28,408

Balance, December 31, 2012	$8,964	$9,901	$(368)	$(7)	$9,819	$1,128	$29,437
Net income	-	-	-	-	918	-	918
Other comprehensive loss,
net of tax effect	-	-	-	-	-	(2,203)	(2,203)
Preferred stock dividend-SBLF	-	-	-	-	(45)	-	(45)
Preferred stock amortization (accretion)	6	-	-	-	(6)	-	-
Stock based compensation	-	-	78	-	-	-	78
Dividends declared common stock ($.14 per share)	-	-	-	-	(249)	-	(249)
Common stock issued	-	19	-	-	-	-	19
Balance, June 30, 2013	$8,970	$9,920	$(290)	$(7)	$10,437	$(1,075)	$27,955

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/2013	6/30/2012
Cash flows from operating activities:
Net income	$918	$934
Adjustments to reconcile net income to net cash provided by operating activities:
Interest capitalized on interest-bearing time deposits with other banks	(67)	(75)
Amortization of securities, net	333	204
Writedown of available-for-sale securities	8	-
Gain on sales of available-for-sale securities	(112)	(47)
Change in deferred origination fees, net	(175)	(166)
Provision for loan losses	110	150
Depreciation and amortization	101	115
Accretion on impairment of operating lease	(22)	(22)
(Increase) decrease in other assets	(635)	37
Increase in interest receivable	(52)	(13)
Decrease in taxes receivable	159	332
Increase in taxes payable	29	-
Increase in cash surrender value of bank owned life insurance	(108)	(95)
Stock-based compensation	78	36
Decrease in other liabilities	(144)	(237)
Increase in interest payable	15	8

Net cash provided by operating activities	436	1,161

Cash flows from investing activities:
Maturities and redemptions of interest-bearing time deposits with other banks	1,075	1,088
Purchases of FHLB Stock	(1,057)	(20)
Purchases of available-for-sale securities	(35,183)	(33,198)
Proceeds from maturities of available-for-sale securities	18,043	13,716
Proceeds from sales of available-for-sale securities	5,649	900
Loan originations and principal collections, net	(15,319)	(5,261)
Loans purchased	(3,175)	(1,215)
Recoveries of loans previously charged off	5	10
Proceeds from sale of Federal Home Loan Bank stock	-	91
Premium paid on bank owned life insurance	-	(2,000)
Capital expenditures	(44)	(262)

Net cash used in investing activities	(30,006)	(26,151)

Cash flows from financing activities:
Net decrease in demand deposits, NOW and savings accounts	(16,141)	(35,303)
Increase (decrease) in time deposits	320	(1,924)
Net decrease in securities sold under agreements to repurchase	(1,147)	(875)
Proceeds from other borrowings	26,000	-
Proceeds from issuance of common stock	19	11
Dividends paid - preferred stock	(45)	(89)
Dividends paid - common stock	(249)	(208)

Net cash provided by (used in) financing activities	8,757	(38,388)

Net decrease in cash and cash equivalents	(20,813)	(63,378)
Cash and cash equivalents at beginning of period	34,100	91,880
Cash and cash equivalents at end of period	$13,287	$28,502

Supplemental disclosures:
Interest paid	$425	$531
Income taxes paid	258	336
Loan transferred (from) to other real estate owned	(35)	372

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
(Dollars in thousands)

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

NOTE 2 – STOCK-BASED COMPENSATION

At June 30, 2013, the Company maintained a stock-based employee compensation plan.  The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements.  During the six months ended June 30, 2013, the Company recognized $78 thousand in stock-based employee compensation expense.  During the six months ended June 30, 2012, the Company recognized $38 thousand in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on its consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP).  Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.”  The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting.  The guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process.  The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.”  The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR).  The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this ASU is not expected to have an impact on the Company’s results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.”  The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists.  The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carry forwards, similar tax losses, or tax credit carry forwards exist.  The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value for June 30, 2013 and December 31, 2012.  The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2013.

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

The following summarizes assets measured at fair value at June 30, 2013 and December 31, 2012.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurments at Reporting Date Using:
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(Dollars In Thousands)
June 30, 2013:
Debt securities issued by U.S. government corporations
and agencies	$20,984	$-	$20,984	$-
Obligations of states and municipalities	14,593	-	14,593	-
Corporate debt securities	996	-	996	-
Mortgage-backed securities	62,347	-	62,347	-
SBA loan pools	823	-	823	-
	$99,743	$-	$99,743	$-

December 31, 2012:
Debt securities issued by U.S. government corporations
and agencies	$30,835	$-	$30,835	$-
Obligations of states and municipalities	14,551	-	14,551	-
Corporate debt securities	2,053	-	2,053	-
Mortgage-backed securities	43,257	-	43,257	-
SBA loan pools	1,124	-	1,124	-
	$91,820	$-	$91,820	$-

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurments at Reporting Date Using:
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(Dollars In Thousands)
June 30, 2013:

Other Real Estate owned	$178	$-	$-	$178
	$178	$-	$-	$178

December 31, 2012:

Other Real Estate owned	$213	$-	$-	$213
	$213	$-	$-	$213

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$13,287	$13,287	$-	$-	$13,287
Interest-bearing time deposits with other banks	2,781	-	2,830	-	2,830
Available-for-sale securities	99,743	-	99,743	-	99,743
Federal Home Loan Bank stock	1,646	1,646	-	-	1,646
Loans, net	251,879	-	-	253,317	253,317
Accrued interest receivable	1,071	1,071	-	-	1,071

Financial liabilities:
Deposits	324,588	-	325,120	-	325,120
Securities sold under agreements to repurchase	2,422	-	2,422	-	2,422
FHLB Boston Advances	26,000	-	26,014	-	26,014

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$34,100	$34,100	$-	$-	$34,100
Interest-bearing time deposits with other banks	3,789	-	3,892	-	3,892
Available-for-sale securities	91,820	-	91,820	-	91,820
Federal Home Loan Bank stock	589	589	-	-	589
Loans, net	233,290	-	-	239,465	239,465
Accrued interest receivable	1,019	1,019	-	-	1,019

Financial liabilities:
Deposits	340,409	-	340,857	-	340,857
Securities sold under agreements to repurchase	3,569	-	3,569	-	3,569

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2013 and June 30, 2012:

	For the three months ended
	6/30/13	6/30/12
	(In Thousands, Except Per Share Data)
Basic earnings per share computation:
Net income	$401	$453
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(23)	(27)
Net income available to common shareholders	$375	$423

Weighted average shares outstanding, basic	870,694	854,078

Basic earnings per share	$0.43	$0.49

Diluted earnings per share computation:
Net income	$401	$453
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(23)	(27)
Net income available to common shareholders	$375	$423

Weighted average shares outstanding, before dilution	870,694	854,078
Dilutive potential shares	6,806	11,206
Weighted average shares outstanding, assuming dilution	877,500	865,284

Diluted earnings per share	$0.43	$0.49

	For the six months ended
	6/30/13	6/30/12
	(In Thousands, Except Per Share Data)
Basic earnings per share computation:
Net income	$918	$934
Preferred stock net accretion	(6)	(6)
Cumulative preferred stock dividends	(45)	(89)
Net income available to common shareholders	$867	$839

Weighted average shares outstanding, basic	870,513	859,657

Basic earnings per share	$1.00	$0.98

Diluted earnings per share computation:
Net income	$918	$934
Preferred stock net accretion	(6)	(6)
Cumulative preferred stock dividends	(45)	(89)
Net income available to common shareholders	$867	$839

Weighted average shares outstanding, before dilution	870,513	859,657
Dilutive potential shares	6,505	11,456
Weighted average shares outstanding, assuming dilution	877,018	871,113

Diluted earnings per share	$0.99	$0.96

NOTE 6 – INVESTMENT SECURITIES

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
June 30, 2013:
Debt securities issued by U.S. Government
corporations and agencies	$18,475	$299	$-	$-	$18,475	$299
Obligations of states and municipalities	3,932	196	-	-	3,932	196
Corporate debt securities	-	-	496	4	496	4
Mortgage-backed securities	54,855	1,785	376	36	55,231	1,821
Total temporarily impaired securities	$77,262	$2,280	$872	$40	$78,134	$2,320

Other-than-temporarily impaired securities
Mortgage-backed securities	-	-	-	-	-	-
Total temporarily impaired and other-
than-temporarily impaired securities	$77,262	$2,280	$872	$40	$78,134	$2,320

December 31, 2012:
Debt securities issued by U.S. Government
corporations and agencies	$2,989	$11	$-	$-	$2,989	$11
Obligations of states and municipalities	720	3	-	-	720	3
Corporate debt securities	-	-	495	5	495	5
Mortgage-backed securities	8,642	20	118	3	8,760	23
Total temporarily impaired securities	$12,351	$34	613	$8	$12,964	$42

Other-than-temporarily impaired securities
Mortgage-backed securities	-	-	280	58	280	58
Total temporarily impaired and other-
than-temporarily impaired securities	$12,351	$34	$893	$66	$13,244	$100

The investments in the Company’s investment portfolio that were temporarily impaired as of June 30, 2013 consisted of debt issued by states and municipalities, corporations and U.S. government agencies and sponsored enterprises.  The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis.  As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

The following table summarizes the amounts and distribution of the Bank’s investment securities held as of June 30, 2013 and December 31, 2012:

	Investment Portfolio
	(Dollars in thousands)

	June 30, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value	Yield
Available for sale securities:
U.S government and agency securities-
Due within one year	$500	$4	$-	$504	1.30%
Due after one year through five years	13,062	5	139	12,928	1.00%
Due after five to ten years	7,712	-	160	7,552	1.40%
Total U.S government and agency securities	21,274	9	299	20,984	1.14%

State and municipal securities-
Due within one year	500	2	-	502	7.72%
Due after five to ten years	3,717	106	83	3,740	4.66%
Due after ten to fifteen years	9,046	242	113	9,175	4.66%
Due beyond fifteen years	1,063	113	-	1,176	5.83%
Total state and municipal securities	14,326	463	196	14,593	5.18%

Corporate debt securities-
Due after one year through five years	999	1	4	996	1.63%
Total corporate debt securities	999	1	4	996	1.63%

Mortgage-backed securities-
Due within one year	10	-	-	10	3.50%
Due after one year through five years	149	2	-	151	3.50%
Due after five to ten years	3,808	63	11	3,860	2.14%
Due after ten to fifteen years	36,279	38	993	35,324	1.79%
Due beyond fifteen years	23,778	41	817	23,002	2.10%
Total mortgage-backed securities	64,024	144	1,821	62,347	1.93%

SBA loan pool
Due after five to ten years	258	25	-	283	5.05%
Due after ten to fifteen years	492	48	-	540	5.00%
Total SBA loan pool	750	73	-	823	5.02%
Total available-for-sale securities	$101,373	$690	$2,320	$99,743	2.24%

	Investment Portfolio
	(Dollars in thousands)

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value	Yield
Available for sale securities:
U.S government and agency securities-
Due after one year through five years	$18,758	$67	$-	$18,825	1.06%
Due after five to ten years	12,002	19	11	12,010	1.39%
Total U.S government and agency securities	30,760	86	11	30,835	1.19%

State and municipal securities-
Due within one year	825	5	-	830	6.95%
Due after five to ten years	2,622	192	-	2,814	5.70%
Due after ten to fifteen years	8,566	564	3	9,127	5.09%
Due beyond fifteen years	1,585	195	-	1,780	6.09%
Total state and municipal securities	13,598	956	3	14,551	5.44%

Corporate debt securities-
Due after one year through five years	2,006	52	5	2,053	2.34%
Total corporate debt securities	2,006	52	5	2,053	2.34%

Mortgage-backed securities-
Due within one year	52	2	-	54	3.25%
Due after one year through five years	78	1	-	79	4.06%
Due after five to ten years	5,294	118	3	5,409	2.25%
Due after ten to fifteen years	18,305	308	6	18,607	1.90%
Due beyond fifteen years	19,008	172	72	19,108	2.10%
Total mortgage-backed securities	42,737	601	81	43,257	2.04%

SBA loan pool
Due after one to five years	115	1	-	116	4.60%
Due after ten to fifteen years	895	113	-	1,008	5.04%
Total SBA loan pool	1,010	114	-	1,124	4.99%
Total available-for-sale securities	$90,111	$1,809	$100	$91,820	2.27%

During the six months ended June 30, 2013, there were proceeds of $5.649 million from sales of available for sale securities.  Gross realized gains on these sales amounted to $112 thousand.  The tax expense applicable to these gross realized gains amounted to $38 thousand.

During the six months ended June 30, 2012, there were proceeds of $900 thousand from sales of available for sale securities.  Gross realized gains on these sales amounted to $49 thousand.  The tax expense applicable to these gross realized gains amounted to $17 thousand.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In Thousands)
Commercial and industrial	$13,918	$13,991
Real estate - construction and land development	4,197	2,982
Real estate - residential	125,482	118,316
Real estate - commercial	50,757	41,978
Home equity	44,870	45,245
Municipal	2,329	1,478
Consumer	11,953	11,053
	253,506	235,043
Allowance for loan losses	(2,643)	(2,594)
Deferred loan origination costs, net	1,016	841
Net loans	$251,879	$233,290

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments:  residential real estate, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors:  levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2013.

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

The following table presents the allowance for loan loss activity by portfolio segment for the six months ended June 30, 2013 and June 30, 2012:

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2013:
Allowance for loan
losses:
Beginning balance	$1,051	$586	$142	$362	$219	$99	$135	$2,594
Charge-offs	(44)	-	-	-	-	(22)	-	(66)
Recoveries	1	-	-	-	4	-	-	5
Provision (benefit)	106	120	28	(3)	(14)	31	(158)	110
Ending balance	$1,114	$706	$170	$359	$209	$108	$(23)	$2,643

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2012:
Allowance for loan
losses:
Beginning balance	$838	$465	$68	$360	$410	$94	$91	$2,326
Charge-offs	(113)	(25)	(49)	-	-	(4)	-	(191)
Recoveries	7	-	-	-	1	2	-	10
Provision (benefit)	183	82	63	25	(157)	33	65	294
Ending balance	$915	$522	$82	$385	$254	$125	$156	$2,439

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of June 30, 2013 and December 31, 2012:

June 30, 2013:
Ending balance:
Individually evaluated
for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: Collectively
evaluated for
impairment	1,114	706	170	359	209	108	(23)	2,643
Total allowance for loan
losses ending
balance	$1,114	$706	$170	$359	$209	$108	$(23)	$2,643

Loans:
Ending balance: Individually
evaluated for
impairment	$178	$116	$158	$4	$-	$-	$-	$456
Ending balance:
Collectively evaluated
for impairment	125,304	50,641	4,039	44,866	16,247	11,953	-	253,050
Total loans ending balance	$125,482	$50,757	$4,197	$44,870	$16,247	$11,953	$-	$253,506

December 31, 2012
Ending balance:
Individually evaluated
for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: Collectively
evaluated for
impairment	1,051	586	142	362	219	99	135	2,594
Total allowance for loan
losses ending
balance	$1,051	$586	$142	$362	$219	$99	$135	$2,594

Loans:
Ending balance: Individually
evaluated for
impairment	$180	$119	$163	$5	$-	$-	$-	$467
Ending balance:
Collectively evaluated
for impairment	118,136	41,859	2,819	45,240	15,469	11,053	-	234,576
Total loans ending balance	$118,316	$41,978	$2,982	$45,245	$15,469	$11,053	$-	$235,043

The following tables present the Company’s loans by risk rating as of June 30, 2013 and December 31, 2012:

	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
	(Dollars in thousands)
June 30, 2013:
Grade:
Pass	$-	$45,541	$3,204	$-	$13,034	$-	$61,779
Special mention	-	4,176	835	-	3,078	-	8,089
Substandard	1,348	1,040	158	34	135	-	2,715
Loans not
formally rated	124,134	-	-	44,836	-	11,953	180,923
Total	$125,482	$50,757	$4,197	$44,870	$16,247	$11,953	$253,506

December 31, 2012:
Grade:
Pass	$-	$36,748	$2,381	$-	$13,048	$-	$52,177
Special mention	-	3,778	438	-	2,268	-	6,484
Substandard	572	1,452	163	155	153	-	2,495
Loans not
formally rated	117,744		-	45,090	-	11,053	173,887
Total	$118,316	$41,978	$2,982	$45,245	$15,469	$11,053	$235,043

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

The Company utilizes a risk rating grading matrix to assign a risk grade to each of its commercial loans.  Loans are graded on a scale of 1 to 7. A “Pass” is defined as risk rating 1through 3.5. A description of each rating class is as follows:

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

 “Loans not formally rated” represent residential, home equity and consumer loans. As of June 30, 2013, $180.9 million of the total residential, home equity and consumer portfolio totaling $182.3 million were not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a loan portfolio with low delinquencies. Total non-accrual and delinquent loans on June 30, 2013 were 1.38% of total loans outstanding compared to 0.45% on June 30, 2012. The Company’s allowance for loan losses at June 30, 2013 was 1.04% of total loans compared to 1.10% as of December 31, 2012.

An age analysis of past-due loans, segregated by class of loans, as of June 30, 2013 and December 31, 2012 is as follows:

			90 Days	Total	Total	Total	90 Days
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans	and Accruing
	(Dollars in thousands)
June 30, 2013:
Real estate:
Residential	$434	$524	$789	$1,747	$123,735	$125,482	$-
Commercial	-	-	-	-	50,757	50,757	-
Construction and
land development	-	-	208	208	3,989	4,197	-
Home equity	39	-	-	39	44,831	44,870	-
Commercial and industrial	-	-	-	-	16,247	16,247	-
Consumer	81	12	25	118	11,835	11,953	-
Total	$554	$536	$1,022	$2,112	$251,394	$253,506	$-

December 31, 2012:
Real estate:
Residential	$-	$490	$563	$1,053	$117,263	$118,316	$-
Commercial	-	-		-	41,978	41,978	-
Construction and
land development	-	-	163	163	2,819	2,982	-
Home equity	25	36	-	61	45,184	45,245	-
Commercial and industrial	-	-	-	-	15,469	15,469	-
Consumer	110	-	17	127	10,926	11,053	-
Total	$135	$526	$743	$1,404	$233,639	$235,043	$-

The following tables set forth information regarding nonaccrual loans as of June 30, 2013 and December 31, 2012:

Real estate:	June 30, 2013	December 31, 2012
	(Dollars in thousands)	(Dollars in thousands)
Residential	$1,346	$821
Commercial	989	119
Construction and
land development	208	163
Home equity	-	120
Commercial and industrial	135	-
Consumer	25	17
Total	$2,703	$1,240

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the six months ended June 30, 2013 and the year ended December 31, 2012:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
June 30, 2013:
With no related allowance recorded:
Real Estate:
Residential	$178	$178	$-	$179	$3
Commercial	116	116	-	117	1
Home equity	4	4	-	5	-
Construction and land development	158	158	-	160	-
Total impaired with no related allowance	$456	$456	$-	$461	$4

Total
Real Estate:
Residential	$178	$178	$-	$179	$3
Commercial	116	116	-	117	1
Home equity	4	4	-	5	-
Construction and land development	158	158	-	160	-
Total impaired loans	$456	$456	$-	$461	$4

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
December 31, 2012:
With no related allowance recorded:
Real Estate:
Residential	$180	$180	$-	$449	$15
Commercial	119	119	-	115	7
Home equity	5	5	-	6	-
Construction and land development	163	163	-	257	62
Commercial and industrial	-	-	-	70	5
Total impaired with no related allowance	$467	$467	$-	$897	$89

Total
Real Estate:
Residential	$180	$180	$-	$449	$15
Commercial	119	119	-	115	7
Home equity	5	5	-	6	-
Construction and land development	163	163	-	257	62
Commercial and industrial	-	-	-	70	5
Total impaired loans	$467	$467	$-	$897	$89

The Bank’s troubled debt restructurings (“TDRs”) are determined by management.  TDRs include all accrued interest, late charges, title and recording fees, and attorney’s fees being added back to the pre-modification balance.  In addition, rates and terms of the loans have changed. There were no new troubled debt restructuring during the six months ended June 30, 2013.

Troubled Debt Restructuring
June 30, 2013
(Dollars in thousands)

		Pre-Modification	Post- Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	Number of
	Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Residential	1	$67
	1	$67

The following tables set forth information regarding troubled debt restructured loans that were restructured during the year ended December 31, 2012:

		Pre-Modification	Post- Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
December 31, 2012:
Troubled Debt Restructurings:
Residential real estate	1	$66	$72
	1	$66	$72

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Residential real estate	1	$68
	1	$68

There was one loan classified as a troubled debt restructuring during 2012. Past-due principal, interest, and legal fees were capitalized to the loan to bring all payments current.  The loan was individually evaluated for impairment and it was determined that no related allowance allocation was necessary.  The loan was reported as impaired and was on nonaccrual status as of June 30, 2013 and December 31, 2012.

The balance of mortgage servicing rights included in other assets at June 30, 2013 and December 31, 2012 was $1.323 million and $822 thousand, respectively.  Mortgage servicing rights of $618 thousand and $774 thousand were capitalized through June 30, 2013 and December 31, 2012, respectively.  Amortization of mortgage servicing rights was $109 thousand and $106 thousand through June 30, 2013 and December 31, 2012, respectively.  The fair value of these rights was $1.63 million and $1.04 million as of June 30, 2013 and December 31, 2012, respectively.

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $129.1169 million and $88.728 million as of June 30, 2013 and December 31, 2012, respectively.

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

NOTE 9 – OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the reclassification disclosure for the three months and six months ended June 30, 2013 and 2012:

	6/30/2013	6/30/2012
Three months ended:	(Dollars in thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(2,759)	$410
Reclassification adjustment for realized gains and writedowns in net income	(27)	(25)
Other comprehensive (loss) income before income tax effect	(2,786)	385
Income tax benefit (expense)	948	(130)
Other comprehensive (loss) income, net of tax	$(1,838)	$255

	6/30/2013	6/30/2012
Six months ended:	(Dollars in thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(3,235)	$472
Reclassification adjustment for realized gains and writedowns in net income	(104)	(47)
Other comprehensive (loss) income before income tax effect	(3,339)	425
Income tax benefit (expense)	1,136	(144)
Other comprehensive (loss) income, net of tax	$(2,203)	$281

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

General

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources.  The discussion should be read in conjunction with the consolidated financial statements of the Company for the six months ended June 30, 2013.  All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the six months ended June 30, 2013 not misleading have been made.

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

Overview

For the six months ended June 30, 2013, net income amounted to $918 thousand, or $0.99 per diluted share.  This compares to net income of $934 thousand or $0.96 per diluted share for six months ended June 30, 2012.  Total assets as of June 30, 2013 were $382 million.

Key financial highlights for the period ending June 30, 2013 compared to the period ending June 30, 2012 include total asset growth of $42 million or 12%, deposit growth of $17 million or 6%, loan growth of $32 million or 14%, and non-interest income growth of $342 thousand or 21% for the six months ended June 30, 2013 over the same period ending June 30, 2012.

Other highlights for the second quarter of 2013 compared to the second quarter of 2012 include an increase in non-interest income of $16 thousand or 2%, a decrease of $0.06 in earnings per share to $0.43 as of June 30, 2013 compared to $0.49 as of June 30, 2012. There was also a decrease of $0.06 per diluted share for the same three month periods. Total non-accrual loans and loans 30 or more days past due increased to 1.04% of total loans outstanding as of June 30, 2013 from 0.44% of total loans outstanding as of June 30, 2012, primarily due to two related business loans totaling $1.1 million that were placed on non-accrual status during the second quarter of 2013. Both loans are fully collateralized and the Bank does not except to incur any loss on these two loans.

Total deposits at June 30, 2013 were $325 million, an increase of $17 million or 6% over a year ago.  This growth was mainly in core deposits (demand accounts).  As of June 30, 2013, 30% of total deposits were in non-interest bearing demand accounts, 48% were in low-cost savings and NOW accounts and 22% were in time deposits.

At June 30, 2013 loans outstanding were $255 million, an increase of $32 million, or 14%, over a year ago.   Commercial loans grew by $14 million or 25% and residential mortgage loans grew by $20 million or 19% while Consumer loans declined by $2 million or 3%. The profile of the Company’s loan portfolio remains relatively low-risk.   The Company’s allowance for loan losses at June 30, 2013 was 1.04% of total loans.  The Company had non-accrual loans totaling $2.7 million equal to 1.07% of total loans as of June 30, 2013 compared to non-accrual loans totaling $848 thousand or 0.38% of total loans as of June 30, 2012. Total non-accrual and delinquent loans on June 30, 2013 were 1.38% of loans outstanding compared to 0.45% as of June 30, 2012.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $3.630 million in the second quarter of 2013 compared to $3.616 million for the second quarter of 2012, an increase of less than 1%.  Net interest and dividend income decreased by $2 thousand or less than 1%, primarily due to a decline in loan yields. Noninterest income increased by $16 thousand or 2% primarily due to an increase in service charge and fee income.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.10% for the second quarter of 2013, compared to 3.34% for the second quarter of 2012.  The Company’s cost of funds declined 7 basis points while the yield on interest earning assets decreased 30 basis points during the second quarter of 2013, compared to the second quarter of 2012.

Total noninterest expenses increased by $104 thousand or 3.5% to $3.050 million for the second quarter of 2013 from $2.946 million for the second quarter 2012. This increase was primarily due to expenses associated with growing the Bank’s revenues as well as expenses related to the relocation of the Company’s administrative offices to a larger facility.  Salaries and employee benefit expenses increased by $111 thousand or 6.9%. Premises and equipment increased by $17 thousand. Data processing fees increased by $23 thousand. Offsetting a portion of these increases in expense were decreases in professional fees by $51 thousand and FDIC assessment fees by $36 thousand.

Capital levels for the Bank on June 30, 2013 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios
	6/30/2013
	The Simsbury Bank
	and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.47%	5.00%
Tier 1 Risk-Based Capital Ratio	12.98%	6.00%
Total Risk-Based Capital Ratio	14.18%	10.00%

Results of Operation

Net Interest Income and Net Interest Margin

The Company’s earnings depend largely upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, including interest paid on deposits and borrowings.  This difference is “net interest income.”  The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets.  The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes.  The Company’s net yield on interest-earning assets is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes.  Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors.  These factors are in turn affected by general economic conditions and other factors beyond the Company’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Bank.

Net interest and dividend income after provision for loan losses plus non-interest income was $3.550 million for the second quarter of 2013 compared to $3.556 million for the second quarter of 2012.  The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.10% for the quarter ended June 30, 2013 from 3.34% for the quarter ended June 30, 2012.  The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 3.01% for the quarter ended June 30, 2013 from 3.24 % for the quarter ended June 30, 2012.  The Company’s cost of deposits and borrowings decreased to 0.34% for the second quarter ended June 30, 2013 from 0.41% for the second quarter ended June 30, 2012.

Net interest and dividend income after provision for loan losses plus non-interest income was $7.217 million for the first six months of 2013 compared to $6.862 million for the first six months of 2012.  The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.06% for the six months ended June 30, 2013 from 3.25% for the six months ended June 30, 2012.  The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.97% for the six months ended June 30, 2013 from 3.15 % for the six months ended June 30, 2012.  The Company’s cost of deposits and borrowings decreased to 0.34% for the six months ended June 30, 2013 from 0.41% for the six months ended June 30, 2012.

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines.  The total allowance for loan losses at June 30, 2013 was $2.643 million or 1.04% of outstanding loans compared to $2.439 million or 1.10% of outstanding loans as of June 30, 2012.   The Company charged off three loans totaling $43 thousand in the second quarter of 2013 compared to three loans totaling $52 thousand in the second quarter of 2012.  During the second quarter of 2013, the Company had seven recoveries totaling $2 thousand compared to eight recoveries totaling $8 thousand for the second quarter of 2012.  The Company believes the allowance for loan losses is appropriate. For the six months ended June 30, 2013, the Company charged off a total of 5 loans totaling $67 thousand compared to 8 loans totaling $191 thousand for the first six months ended June 30, 2012. The Company had 15 recoveries totaling $5 thousand in the first six months ended June 30, 2013 compared to 15 recoveries totaling $10 thousand for the six months ended June 30, 2012.

Non-interest Income and Noninterest Expense

Total non-interest income (which is derived mainly from service and overdraft charges) for the three months ended June 30, 2013 was $964 thousand compared to $948 thousand for the same period in the prior year.  Total non-interest income for the six months ended June 30, 2013 was $2.001 million compared to $1.659 million for the six months ended June 30, 2012. At June 30, 2013, the Company had approximately 21,098 deposit accounts compared to 20,988 deposit accounts at June 30, 2012.

Total non-interest expense for the three months ended June 30, 2013 was $3.050 million compared to $2.946 million for the same period in the prior year. These expenses were due mainly to strategic initiatives to position the Company for future growth.  The ratio of annualized operating expenses to average assets was 3.17% for the second quarter of 2013 compared to 3.32% for the second quarter of 2012. Total non-interest expenses for the six months ended June 30, 2013 was $6.040 million compared to $5.592 million for the six months ended June 30, 2012.

Salaries and employee benefits comprised approximately 56% of total non-interest expense for the three months ended June 30, 2013 and 54% of total non-interest expense for the same period in the prior year.  For the six months ended June 30, 2013, Salaries and employee benefits comprised approximately 57% of total non-interest expense compared to 53.5% for the same six months period ended June 30, 2012. Other major categories included premises and equipment, which comprised approximately 11% of non-interest expense for the three months ended June 30, 2013 and 11% for the three months ended June 30, 2012; advertising and promotions expenses, which comprised approximately 6% of total non-interest expense for each of the three months ended June 30, 2013 and 2012; and professional fees, which comprised approximately 4% and 6%, respectively, of total non-interest expense for the three months ended June 30, 2013 and 2012.

Salaries and employee benefits comprised approximately 57% of total non-interest expense for the six months ended June 30, 2013 compared to 54% for the same six months period ended June 30, 2012. Other major categories included premises and equipment, which comprised approximately 11% of non-interest expense for the six months ended June 30, 2013 and 12% for the six months ended June 30, 2012; advertising and promotions expenses, which comprised approximately 6% of total non-interest expense for the six months ended June 30, 2013 and 2012; and professional fees, which comprised approximately 4% of the total non-interest expense for the six months ended June 30, 2012 compared to 5.7% for the six months ended June 30, 2012.

Income Taxes

The effective income tax rate for the three months ended June 30, 2013 and 2012 was 19.8% and 25.7%, respectively.  Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company will no longer incur state income tax liability except for the minimum tax since the PIC’s earnings, net of certain allocated expenses, is exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair market value of investments in available-for-sale securities as of June 30, 2013 was $99.743 million, which is 1.9% below amortized cost, compared to $91.820 million, which was 1.9% above amortized cost as of December 31, 2012.  The Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.”  ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  Management evaluates the Company’s investment portfolio on an ongoing basis.  As of June 30, 2013, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At June 30, 2013, the Company had 42 securities with a carrying value totaling $16.484 million pledged for such purposes.  At December 31, 2012, the Company had 37 securities with a carrying value totaling $14.819 million pledged for such purposes.

As of June 30, 2013 and December 31, 2012, the Company’s investment portfolio consisted of U.S. government and agency securities, municipal securities, corporate bonds, mortgage-backed securities and money market securities.  The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of the end of the Second quarter of 2013 was comprised of approximately 72% mortgage and consumer loans and 28% commercial loans.  The Company does not have any concentrations in its loan portfolio by industry or group of industries.  However, as of June 30, 2013 and December 31, 2012, respectively, approximately 88% and 86%, respectively, of the Company’s loans were secured by residential real property located in Connecticut.

There were approximately $125.482 million of residential mortgage loans as of June 30, 2013, which represented a 6.06% increase from December 31, 2012. The Company sold eighty two loans in the three months ended June 30, 2013 with an aggregate principal balance of $18.729 million, which resulted in a gain of $418 thousand.  For the six months ended June 30, 2012, the Company sold two hundred and one loans with an aggregate principal balance of $45.057 million, which resulted in a gain of $814 thousand.  The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At June 30, 2013, the Company had total consumer loan balances of approximately $11.953 million, representing an 8.00% increase from the consumer loan balances at December 31, 2012.  As of June 30, 2013, the Company had approximately $10.853 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $9.747 million in auto loans purchased from BCI on its books as of December 31, 2012.  The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI.  As part of the agreement, BCI services the loans for the Company.

The June 30, 2013 balance for commercial and commercial real estate loans, including construction loans, was $71.201 million, a 17.83% increase from the commercial loan balance at December 31, 2012.  The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes.  Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years.  Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Company is subject to certain lending limits.  With certain exceptions, the Company is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Company’s capital and reserves.  Credit equaling an additional 10% of the Company’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral.  As of June 30, 2013, the Company’s lending limits were $4.555 million and $7.591 million, respectively.  As of December 31, 2012, these lending limits were $4.777 million and $7.962 million, respectively.  The Company sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily.  Loans over 90 days past due are deemed non-performing and are placed on non-accrual status.  Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  The Company had 14 non-accrual loans at June 30, 2013 with an aggregate balance of approximately $2.703 million compared to 11 non-accrual loans at December 31, 2012 with an aggregate balance of approximately $1.240 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the lesser of the Company’s recorded investment or the fair value less estimated costs to sell.  The Company had two OREO properties at June 30, 2013 carried on the books at $178 thousand.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure (“TDR”).  All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status.  Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months.  The Company had one TDR loan at June 30, 2013 with a balance of approximately $66 thousand, compared to one TDR loan at December 31, 2012 with a balance of approximately $68 thousand.

Non-payment of loans is an inherent risk in the banking business.  That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment and, ultimately, the creditworthiness of the borrower.  In order to minimize this credit risk, the Company requires that all loans be approved by at least two officers, one of whom must be an executive officer.  Commercial loans greater than $500 thousand, as well as other loans in certain circumstances, must be approved by the Loan Committee of the Company’s Board of Directors.

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

The Company had classified loans with an aggregate outstanding balance of $10.804 million as of June 30, 2013 compared to $8.979 million as of December 31, 2012.  The Company had no exposure to sub-prime loans in its loan portfolio as of June 30, 2013 and December 31, 2012.  The Company’s overall asset quality and loan loss reserves of 1.04% of loans as of June 30, 2013 compared favorably to its peer banks.

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

Deposits

Deposits are the Company’s primary source of funds.  At June 30, 2013, the Company had a deposit mix of 41% checking, 37% savings and 22% certificates of deposit.  The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits.  As of December 31, 2012, the deposit mix was 42% checking, 37% savings, and 21% certificates of deposit.  At June 30, 2013, 30% of the total deposits of $324.6 million were non-interest-bearing compared to 27% of the Company’s total deposits of $340.4 million being non-interest-bearing at December 31, 2012.  As of June 30, 2013 and December 31, 2012, the Company had $30.6 million and $45.7 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves.  No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100 thousand from customers.  Those deposits are priced to remain competitive.  Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Accounts Registry Service (“CDARS”) program, the Bank had brokered deposits of $4.650 million as of June 30, 2013 and $4.544 million as of December 31, 2012.

Borrowings

As of June 30, 2013, the Company had $26 million in Federal Home Loan Bank of Boston (FHLBB) borrowings on its balance sheet compared to $0 as of December 31, 2012. Of this total, $12 million was made up of two 1- month term advances taken in June 2013. One was for $7 million at a rate of 0.18% and maturing on July 3, 2013 and the other one was for $5 million at a rate of 0.20% maturing on July 19, 2013. The remaining balance, $14 million, consisted of daily overnight advances. As of July 31, 2013, the Company had $5 million of outstanding borrowings on its balance sheet.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities.  One method the bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”).  This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network.  Accounts placed in this manner are considered brokered deposits.  As of June 30, 2013, the Company had $4.650 million of deposits in the CDARS network compared to $4.544 million of deposits in the CDARS network as of December 31, 2012.

Liquidity of a financial institution, such as the Bank, is measured by its ability to have sufficient liquid assets to meet its short term obligations.  The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company.  The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future.  As of June 30, 2013, the Company held $7.9 million in cash and cash equivalents, net of required FRB reserves of $5.4 million, and $83.3 million in available-for-sale securities, net of pledged securities of $16.5 million, for total liquid assets of $91.16 million.  At June 30, 2013, the Company anticipated short-term liability obligations of $65.0 million for a basic surplus of $26.2 million, representing 6.85% of total assets.  As of December 31, 2012, the Company held $29.4 million in cash and cash equivalents, net of required FRB reserves of $4.7 million, and $77.0 million in available-for-sale securities, net of pledged securities of $14.8 million, for total liquid assets of $106.4 million.  At December 31, 2012, the Company’s anticipated short term liability obligations were $43.2 million for a basic surplus of $63.2 million, which represented 17% of total assets.

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

At June 30, 2013 and December 31, 2012, the Company’s capital exceeded all minimum regulatory requirements and the Company was considered to be “well capitalized” as defined in the regulations issued by the FDIC.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for United States banks.  The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The final rules also implement strict eligibility criteria for regulatory capital instruments.  The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule.  Management is currently evaluating the provisions of the final rules and their expected impact to the Company.

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

Off Balance Sheet Arrangements

As of June 30, 2013, The Company had in place mandatory commitments to sell approximately $2.7 million of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac). As of December 31, 2012, there were no such commitments in place.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SBT BANCORP, INC.

Date: August 12, 2013	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: August 12, 2013	By:	/s/ Anthony F. Bisceglio
Anthony F. Bisceglio
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K filed on March 31, 2009)

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