Form 10-Q
period 2013-09-30
SBT Bancorp, Inc.
filed 2013-11-12
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

760 Hopmeadow Street, P.O. Box 248, Simsbury, CT 06070
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

As of October 31, 2013, the registrant had 889,396 shares of its Common Stock, no par value per share, outstanding.

TABLE OF CONTENTS

SBT Bancorp, Inc. and Subsidiary

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share amounts)

ASSETS	9/30/13	12/31/12
	(Unaudited)
Cash and due from banks	$10,238	$12,372
Interest-bearing deposits with the Federal Reserve Bank
and Federal Home Loan Bank	7,247	19,276
Money market mutual funds	355	358
Federal funds sold	36	2,094
Cash and cash equivalents	17,876	34,100
Interest-bearing time deposits with other banks	2,814	3,789
Investments in available-for-sale securities (at fair value)	96,259	91,820
Federal Home Loan Bank stock, at cost	1,807	589

Loans	277,800	235,884
Less allowance for loan losses	2,764	2,594
Loans, net	275,036	233,290

Premises and equipment, net	1,590	824
Accrued interest receivable	1,001	1,019
Other real estate owned	117	213
Bank owned life insurance	6,680	6,520
Other assets	3,827	2,855
Total assets	$407,007	$375,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$94,915	$92,670
Savings and NOW deposits	197,086	175,268
Time deposits	71,814	72,471
Total deposits	363,815	340,409
Securities sold under agreements to repurchase	3,931	3,569
Federal Home Loan Bank advances	10,000	-
Other liabilities	1,326	1,604
Total liabilities	379,072	345,582
Stockholders' equity:
Preferred stock, senior non-cumulative perpetual, Series C, no par; 9,000 shares issued and outstanding at September 30, 2013 and December 31, 2012
liquidation value of $1,000 per share	8,973	8,964
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 889,810 shares and 889,396 shares, respectively, as of
September 30, 2013 and 888,724 shares and 888,310 shares as of December 31, 2012	9,929	9,901
Treasury stock, 414 shares at September 30, 2013 and December 31, 2012	(7)	(7)
Unearned compensation restricted stock awards	(251)	(368)
Retained earnings	10,366	9,819
Accumulated other comprehensive (loss) income	(1,075)	1,128
Total stockholders' equity	27,935	29,437
Total liabilities and stockholders' equity	$407,007	$375,019

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except for share and per share amounts)

	For the three months ended		For the nine months ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Interest and dividend income:
Interest and fees on loans	$2,541	$2,352	$7,195	$7,288
Investment securities	522	464	1,612	1,346
Federal Funds sold and overnight income	8	23	29	81
Total interest and dividend income	3,071	2,839	8,836	8,715
Interest expense:
Deposits	219	263	655	784
Interest on Federal Home Loan Bank advances	7	-	8	-
Repurchase Agreements	-	1	3	3
Total interest expense	226	264	666	787

Net interest and dividend income	2,845	2,575	8,170	7,928

Provision for loan losses	120	60	230	210

Net interest and dividend income after provision for loan losses	2,725	2,515	7,940	7,718
Noninterest income:
Service charges on deposit accounts	118	121	368	361
Gain on sales and writedowns of available-for-sale securities, net	(6)	30	98	78
Other service charges and fees	116	235	479	558
Increase in cash surrender value of life insurance policies	51	57	159	152
Gain on loans sold and commission fee income	111	609	1,203	1,491
Investment services fees and commissions	87	49	172	120
Other income	9	1	8	2
Total noninterest income	486	1,102	2,487	2,762
Noninterest expense:
Salaries and employee benefits	1,631	1,658	5,088	4,648
Premises and equipment	359	339	1,037	1,002
Advertising and promotions	235	174	593	506
Forms and supplies	42	42	109	138
Professional fees	134	119	386	438
Directors’ fees	62	57	187	170
Correspondent charges	77	83	242	267
Postage	23	20	66	68
FDIC assessment	64	46	119	114
Data processing	156	131	434	369
Other expenses	377	295	939	837
Total noninterest expense	3,160	2,964	9,200	8,557
Income before income taxes	51	653	1,227	1,923
Income tax provision	(34)	147	224	483
Net income	$85	$506	$1,003	$1,440
Net income available to common stockholders	$56	$481	$923	$1,316
Average shares outstanding, basic	871,055	867,640	870,695	866,135
Earnings per common share, basic	$0.06	$0.55	$1.06	$1.52
Average shares outstanding, assuming dilution	877,916	877,018	876,185	876,977
Earnings per common share, assuming dilution	$0.06	$0.55	$1.05	$1.51

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
STATEMENT OF CONDENSED CONSOLIDATED COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012

(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income	$85	$506	$1,003	$1,440
Other comprehensive income (loss),before tax:
Change in fair value of securities available for sale	(6)	657	(3,241)	1,129
Reclassification adjustment for realized losses (gains) in net income	6	(30)	(98)	(78)
Other comprehensive income (loss), before tax	-	627	(3,339)	1,051
Income tax (expense) benefit related to items of other comprehensive income (loss)	-	(213)	1,136	(357)
Other comprehensive income (loss), net of tax	-	414	(2,203)	694
Comprehensive income (loss)	$85	$920	$(1,200)	$2,134

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

			Unearned			Accumulated
	Perferred		Compensation-			Other
	Stock	Common	Restricted	Treasury	Retained	Comprehensive
	Series C	Stock	Stock Awards	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2011	$8,952	$9,620	$(199)	$(7)	$8,360	$717	$27,443
Net income	-	-	-	-	1,440	-	1,440
Other comprehensive income,
net of tax effect	-	-	-	-	-	694	694
Preferred stock amortization (accretion)	9	-	-	-	(9)	-	-
Preferred stock dividend-Series C	-	-	-	-	(115)	-	(115)
Stock based compensation	-	-	58	-	-	-	58
Dividends declared common stock	-	-	-	-	(312)	-	(312)
Common stock issued	-	19	-	-	-	-	19
Balance, September, 2012	$8,961	$9,639	$(141)	$(7)	$9,364	$1,411	$29,227

Balance, December 31, 2012	$8,964	$9,901	$(368)	$(7)	$9,819	$1,128	$29,437
Net income	-	-	-	-	1,003	-	1,003
Other comprehensive loss,
net of tax effect	-	-	-	-	-	(2,203)	(2,203)
Preferred stock dividend-SBLF	-	-	-	-	(71)	-	(71)
Preferred stock amortization (accretion)	9	-	-	-	(9)	-	-
Stock based compensation	-	-	117	-	-	-	117
Dividends declared common stock	-	-	-	-	(376)	-	(376)
Common stock issued	-	28	-	-	-	-	28
Balance, September 30, 2013	$8,973	$9,929	$(251)	$(7)	$10,366	$(1,075)	$27,935

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	9/30/2013	9/30/2012
Cash flows from operating activities:
Net income	$1,003	$1,440
Adjustments to reconcile net income to net cash provided by operating activities:
Interest capitalized on interest-bearing time deposits with other banks	(100)	(112)
Amortization of securities, net	482	341
Amortization of mortgage servicing rights	185	47
Writedown of available-for-sale securities	14	-
Gain on sales of available-for-sale securities	(112)	(78)
Change in deferred origination fees, net	(295)	(263)
Provision for loan losses	230	210
Writedown on other real estate owned	96	-
Depreciation and amortization	163	169
Accretion on impairment of operating lease	(22)	(33)
Increase in other assets	(195)	(892)
Decrease in interest receivable	18	3
Decrease in taxes receivable	154	589
Increase in cash surrender value of bank owned life insurance	(160)	(152)
Stock-based compensation	117	58
(Decrease) increase in other liabilities	(288)	273
Increase in interest payable	19	13

Net cash provided by operating activities	1,309	1,613

Cash flows from investing activities:
Maturities and redemptions of interest-bearing time deposits with other banks	1,075	1,088
Purchases of FHLB Stock	(1,218)	(20)
Purchases of available-for-sale securities	(35,184)	(49,890)
Proceeds from maturities of available-for-sale securities	21,373	19,197
Proceeds from sales of available-for-sale securities	5,649	2,066
Loan originations and principal collections, net	(36,762)	(10,079)
Loans purchased	(4,925)	(862)
Recoveries of loans previously charged off	6	12
Proceeds from sale of Federal Home Loan Bank stock	-	91
Premium paid on bank owned life insurance	-	(2,000)
Capital expenditures	(909)	(322)

Net cash used in investing activities	(50,895)	(40,719)

Cash flows from financing activities:
Net Increase (decrease) in demand deposits, NOW and savings accounts	24,063	(9,737)
Decrease in time deposits	(657)	(1,712)
Net increase in securities sold under agreements to repurchase	362	1,067
Proceeds from other borrowings	10,000	-
Proceeds from issuance of common stock	28	19
Dividends paid - preferred stock	(71)	(115)
Dividends paid - common stock	(363)	(308)

Net cash provided by (used in) financing activities	33,362	(10,786)

Net decrease in cash and cash equivalents	(16,224)	(49,892)
Cash and cash equivalents at beginning of period	34,100	91,880
Cash and cash equivalents at end of period	$17,876	$41,988

Supplemental disclosures:
Interest paid	$647	$774
Income taxes paid	70	(106)
Loan transferred to other real estate owned	-	323

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

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2013, the Company maintained a stock-based employee compensation plan.  The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements.  During the nine months ended September 30, 2013, the Company recognized $117 thousand in stock-based employee compensation expense.  During the nine months ended September 30, 2012, the Company recognized $58 thousand in stock-based employee compensation expense.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value for September 30, 2013 and December 31, 2012.  The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2013.

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

The following summarizes assets measured at fair value at September 30, 2013 and December 31, 2012.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurments at Reporting Date Using:
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(Dollars In Thousands)
September 30, 2013:
Debt securities issued by U.S. government corporations
and agencies	$20,914	$-	$20,914	$-
Obligations of states and municipalities	14,073	-	14,073	-
Corporate debt securities	998	-	998	-
Mortgage-backed securities	59,497	-	59,497	-
SBA loan pools	777	-	777	-
	$96,259	$-	$96,259	$-

December 31, 2012:
Debt securities issued by U.S. government corporations
and agencies	$30,835	$-	$30,835	$-
Obligations of states and municipalities	14,551	-	14,551	-
Corporate debt securities	2,053	-	2,053	-
Mortgage-backed securities	43,257	-	43,257	-
SBA loan pools	1,124	-	1,124	-
	$91,820	$-	$91,820	$-

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurments at Reporting Date Using:
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(Dollars In Thousands)
September 30, 2013:

Other Real Estate owned	$117	$-	$-	$117
	$117	$-	$-	$117

December 31, 2012:

Other Real Estate owned	$213	$-	$-	$213
	$213	$-	$-	$213

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$17,876	$17,876	$-	$-	$17,876
Interest-bearing time deposits with other banks	2,814	-	2,917	-	2,917
Available-for-sale securities	96,259	-	96,259	-	96,259
Federal Home Loan Bank stock	1,807	1,807	-	-	1,807
Loans, net	275,036	-	-	275,643	275,643
Accrued interest receivable	1,001	1,001	-	-	1,001

Financial liabilities:
Deposits	363,815	-	364,315	0	364,315
Securities sold under agreements to repurchase	3,931	-	3,931	-	3,931
FHLB Boston Advances	10,000	-	9,996	-	9,996

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$34,100	$34,100	$-	$-	$34,100
Interest-bearing time deposits with other banks	3,789	-	3,892	-	3,892
Available-for-sale securities	91,820	-	91,820	-	91,820
Federal Home Loan Bank stock	589	589	-	-	589
Loans, net	233,290	-	-	239,465	239,465
Accrued interest receivable	1,019	1,019	-	-	1,019

Financial liabilities:
Deposits	340,409	-	340,857	-	340,857
Securities sold under agreements to repurchase	3,569	-	3,569	-	3,569

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2013 and September 30, 2012:

	For the three months ended
	9/30/13	9/30/12
	(In Thousands, Except Per Share Data)
Basic earnings per share computation:
Net income	$85	$506
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(26)	(22)
Net income available to common shareholders	$56	$481

Weighted average shares outstanding, basic	871,055	867,640

Basic earnings per share	$0.06	$0.55

Diluted earnings per share computation:
Net income	$85	$506
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(26)	(22)
Net income available to common shareholders	$56	$481

Weighted average shares outstanding, before dilution	871,055	867,640
Dilutive potential shares	6,861	9,378
Weighted average shares outstanding, assuming dilution	877,916	877,018

Diluted earnings per share	$0.06	$0.55

	For the nine months ended
	9/30/13	9/30/12
	(In Thousands, Except Per Share Data)
Basic earnings per share computation:
Net income	$1,003	$1,440
Preferred stock net accretion	(9)	(9)
Cumulative preferred stock dividends	(71)	(115)
Net income available to common shareholders	$923	$1,316

Weighted average shares outstanding, basic	870,695	866,135

Basic earnings per share	$1.06	$1.52

Diluted earnings per share computation:
Net income	$1,003	$1,440
Preferred stock net accretion	(9)	(9)
Cumulative preferred stock dividends	(71)	(115)
Net income available to common shareholders	$923	$1,316

Weighted average shares outstanding, before dilution	870,695	866,135
Dilutive potential shares	5,490	10,842
Weighted average shares outstanding, assuming dilution	876,185	876,977

Diluted earnings per share	$1.05	$1.51

NOTE 6 – INVESTMENT SECURITIES

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
September 30, 2013:
Debt securities issued by U.S. Government
corporations and agencies	$18,407	$363	$-	$-	$18,407	$363
Obligations of states and municipalities	3,376	172	-	-	3,376	172
Corporate debt securities	-	-	496	4	496	4
Mortgage-backed securities	50,633	1,697	347	41	50,980	1,738
Total temporarily impaired securities	$72,416	$2,232	$843	$45	$73,259	$2,277

Other-than-temporarily impaired securities
Mortgage-backed securities	-	-	-	-	-	-
Total temporarily impaired and other-
than-temporarily impaired securities	$72,416	$2,232	$843	$45	$73,259	$2,277

December 31, 2012:
Debt securities issued by U.S. Government
corporations and agencies	$2,989	$11	$-	$-	$2,989	$11
Obligations of states and municipalities	720	3	-	-	720	3
Corporate debt securities	-	-	495	5	495	5
Mortgage-backed securities	8,642	20	118	3	8,760	23
Total temporarily impaired securities	$12,351	$34	613	$8	$12,964	$42

Other-than-temporarily impaired securities
Mortgage-backed securities	-	-	280	58	280	58
Total temporarily impaired and other-
than-temporarily impaired securities	$12,351	$34	$893	$66	$13,244	$100

The investments in the Company’s investment portfolio that were temporarily impaired as of September 30, 2013 consisted of debt issued by states and municipalities, corporations and U.S. government agencies and sponsored enterprises.  The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis.  As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

The following table summarizes the amounts and distribution of the Bank’s investment securities held as of September 30, 2013 and December 31, 2012:

	Investment Portfolio (Dollars in thousands)

	September 30, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value	Yield
Available for sale securities:
U.S government and agency securities-
Due within one year	$500	$3	$-	$503	1.30%
Due after one year through five years	14,062	3	157	13,908	1.06%
Due after five to ten years	6,709	-	206	6,503	1.41%
Total U.S government and agency securities	21,271	6	363	20,914	1.18%

State and municipal securities-
Due within one year	-	-	-	-	0.00%
Due after five to ten years	3,715	105	82	3,738	4.05%
Due after ten to fifteen years	9,556	303	90	9,769	4.53%
Due beyond fifteen years	532	34	-	566	5.00%
Total state and municipal securities	13,803	442	172	14,073	4.42%

Corporate debt securities-
Due after one year through five years	999	3	4	998	1.61%
Total corporate debt securities	999	3	4	998	1.61%

Mortgage-backed securities-
Due within one year	5	-	-	5	3.32%
Due after one year through five years	781	5	1	785	2.43%
Due after five to ten years	2,950	54	4	3,000	2.30%
Due after ten to fifteen years	34,908	32	907	34,033	1.78%
Due beyond fifteen years	22,458	42	826	21,674	2.19%
Total mortgage-backed securities	61,102	133	1,738	59,497	1.96%

SBA loan pool
Due after five to ten years	466	42	-	508	4.98%
Due after ten to fifteen years	248	21	-	269	5.07%
Total SBA loan pool	714	63	-	777	5.01%
Total available-for-sale securities	$97,889	$647	$2,277	$96,259	2.13%

	Investment Portfolio (Dollars in thousands)

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value	Yield
Available for sale securities:
U.S government and agency securities-
Due after one year through five years	$18,758	$67	$-	$18,825	1.06%
Due after five to ten years	12,002	19	11	12,010	1.39%
Total U.S government and agency securities	30,760	86	11	30,835	1.19%

State and municipal securities-
Due within one year	825	5	-	830	6.95%
Due after five to ten years	2,622	192	-	2,814	5.70%
Due after ten to fifteen years	8,566	564	3	9,127	5.09%
Due beyond fifteen years	1,585	195	-	1,780	6.09%
Total state and municipal securities	13,598	956	3	14,551	5.44%

Corporate debt securities-
Due after one year through five years	2,006	52	5	2,053	2.34%
Total corporate debt securities	2,006	52	5	2,053	2.34%

Mortgage-backed securities-
Due within one year	52	2	-	54	3.25%
Due after one year through five years	78	1	-	79	4.06%
Due after five to ten years	5,294	118	3	5,409	2.25%
Due after ten to fifteen years	18,305	308	6	18,607	1.90%
Due beyond fifteen years	19,008	172	72	19,108	2.10%
Total mortgage-backed securities	42,737	601	81	43,257	2.04%

SBA loan pool
Due after one to five years	115	1	-	116	4.60%
Due after ten to fifteen years	895	113	-	1,008	5.04%
Total SBA loan pool	1,010	114	-	1,124	4.99%
Total available-for-sale securities	$90,111	$1,809	$100	$91,820	2.27%

During the nine months ended September 30, 2013, there were proceeds of $5.7 million from sales of available for sale securities.  Gross realized gains on these sales amounted to $112.4 thousand.  The tax expense applicable to these gross realized gains amounted to $38.2 thousand.

During the nine months ended September 30, 2012, there were proceeds of $2.1 million from sales of available for sale securities.  Gross realized gains on these sales amounted to $85.4 thousand.  The tax expense applicable to these gross realized gains amounted to 29.0 thousand.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In Thousands)
Commercial and industrial	$15,696	$13,991
Real estate - construction and land development	6,684	2,982
Real estate - residential	137,997	118,316
Real estate - commercial	55,052	41,978
Home equity	46,395	45,245
Municipal	2,334	1,478
Consumer	12,506	11,053
	276,664	235,043
Allowance for loan losses	(2,764)	(2,594)
Deferred loan origination costs, net	1,136	841
Net loans	$275,036	$233,290

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments:  residential real estate, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors:  levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2013.

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

The following table presents the allowance for loan loss activity by portfolio segment for the nine months ended September 30, 2013 and September 30, 2012:

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2013:
Allowance for loan
losses:
Beginning balance	$1,051	$586	$142	$362	$219	$99	$135	$2,594
Charge-offs	(44)	-	-	-	-	(22)	-	(66)
Recoveries	2	-	-	-	4	-	-	6
Provision (benefit)	165	173	26	(37)	(14)	40	(123)	230
Ending balance	$1,174	$759	$168	$325	$209	$117	$12	$2,764

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2012:
Allowance for loan
losses:
Beginning balance	$750	$572	$22	$343	$422	$194	$166	$2,469
Charge-offs	(114)	(25)	(48)	-	-	(22)	-	(209)
Recoveries	8	-	-	-	3	1	-	12
Provision (benefit)	332	(8)	145	29	(211)	(44)	(33)	210
Ending balance	$976	$539	$119	$372	$214	$129	$133	$2,482

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2013 and December 31, 2012:

September 30, 2013:
Ending balance:
Individually evaluated
for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: Collectively
evaluated for
impairment	1,174	759	168	325	209	117	12	2,764
Total allowance for loan
losses ending
balance	$1,174	$759	$168	$325	$209	$117	$12	$2,764

Loans:
Ending balance: Individually
evaluated for
impairment	$177	$1,122	$155	$4	$-	$-	$-	$1,458
Ending balance:
Collectively evaluated
for impairment	137,820	53,930	6,529	46,391	18,030	12,506	-	275,206
Total loans ending balance	$137,997	$55,052	$6,684	$46,395	$18,030	$12,506	$-	$276,664

December 31, 2012
Ending balance:
Individually evaluated
for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: Collectively
evaluated for
impairment	1,051	586	142	362	219	99	135	2,594
Total allowance for loan
losses ending
balance	$1,051	$586	$142	$362	$219	$99	$135	$2,594

Loans:
Ending balance: Individually
evaluated for
impairment	$180	$119	$163	$5	$-	$-	$-	$467
Ending balance:
Collectively evaluated
for impairment	118,136	41,859	2,819	45,240	15,469	11,053	-	234,576
Total loans ending balance	$118,316	$41,978	$2,982	$45,245	$15,469	$11,053	$-	$235,043

The following tables present the Company’s loans by risk rating as of September 30, 2013 and December 31, 2012:

	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
	(Dollars in thousands)
September 30, 2013:
Grade:
Pass	$-	$52,046	$6,529	$-	$16,868	$-	$75,443
Special mention	-	2,859	-	-	1,149	-	4,008
Substandard	1,615	147	155	33	13	-	1,963
Loans not
formally rated	136,382	-	-	46,362	-	12,506	195,250
Total	$137,997	$55,052	$6,684	$46,395	$18,030	$12,506	$276,664

December 31, 2012:
Grade:
Pass	$-	$36,748	$2,381	$-	$13,048	$-	$52,177
Special mention	-	3,778	438	-	2,268	-	6,484
Substandard	572	1,452	163	155	153	-	2,495
Loans not
formally rated	117,744		-	45,090	-	11,053	173,887
Total	$118,316	$41,978	$2,982	$45,245	$15,469	$11,053	$235,043

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

 “Loans not formally rated” represent residential, home equity and consumer loans. As of September 30, 2013, $195.2 million of the total residential, home equity and consumer portfolio totaling $196.9 million were not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a loan portfolio with low delinquencies. Total non-accrual and delinquent loans on September 30, 2013 were 1.23% of total loans outstanding compared to 0.69% on September 30, 2012. The Company’s allowance for loan losses at September 30, 2013 was 1.00% of total loans compared to 1.10% as of December 31, 2012.

An age analysis of past-due loans, segregated by class of loans, as of September 30, 2013 and December 31, 2012 is as follows:

			90 Days	Total	Total	Total	90 Days
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans	and Accruing
	(Dollars in thousands)
September 30, 2013:
Real estate:
Residential	$-	$373	$1,202	$1,575	$136,422	$137,997	$-
Commercial	-	-	-	-	55,052	55,052	-
Construction and
land development	-	-	205	205	6,479	6,684	-
Home equity	84	-	-	84	46,311	46,395	-
Commercial and industrial	-	-	-	-	18,030	18,030	-
Consumer	45	8	8	61	12,445	12,506	-
Total	$129	$381	$1,415	$1,925	$274,739	$276,664	$-

December 31, 2012:
Real estate:
Residential	$-	$490	$563	$1,053	$117,263	$118,316	$-
Commercial	-	-		-	41,978	41,978	-
Construction and
land development	-	-	163	163	2,819	2,982	-
Home equity	25	36	-	61	45,184	45,245	-
Commercial and industrial	-	-	-	-	15,469	15,469	-
Consumer	110	-	17	127	10,926	11,053	-
Total	$135	$526	$743	$1,404	$233,639	$235,043	$-

The following tables set forth information regarding nonaccrual loans as of September 30, 2013 and December 31, 2012:

Real estate:	September 30, 2013	December 31, 2012
	(Dollars in thousands)	(Dollars in thousands)
Residential	$1,604	$821
Commercial	1,072	119
Construction and
land development	205	163
Home equity	-	120
Commercial and industrial	13	-
Consumer	8	17
Total	$2,902	$1,240

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the nine months ended September 30, 2013 and the year ended December 31, 2012:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
September 30, 2013:
With no related allowance recorded:
Real Estate:
Residential	$177	$177	$-	$178	$4
Commercial	1,122	1,122	-	368	5
Home equity	4	4	-	5	-
Construction and land development	155	155	-	159	-
Total impaired with no related allowance	$1,458	$1,458	$-	$710	$9

Total
Real Estate:
Residential	$177	$177	$-	$178	$4
Commercial	1,122	1,122	-	368	5
Home equity	4	4	-	5	-
Construction and land development	155	155	-	159	-
Total impaired loans	$1,458	$1,458	$-	$710	$9

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
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

The Bank’s troubled debt restructurings (“TDRs”) are determined by management.  TDRs include all accrued interest, late charges, title and recording fees, and attorney’s fees being added back to the pre-modification balance.  In addition, rates and terms of the loans have changed. There were no new troubled debt restructurings during the nine months ended September 30, 2013.

Troubled Debt Restructuring
September 30, 2013
(Dollars in thousands)

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

There was one loan classified as a troubled debt restructuring during 2012. Past-due principal, interest, and legal fees were capitalized to the loan to bring all payments current.  The loan was individually evaluated for impairment and it was determined that no related allowance allocation was necessary.  The loan was reported as impaired and was on nonaccrual status as of September 30, 2013 and December 31, 2012.

The balance of mortgage servicing rights included in other assets at September 30, 2013 and December 31, 2012 was $1.29 million and $822 thousand, respectively.  Mortgage servicing rights of $744 thousand and $774 thousand were capitalized through September 30, 2013 and December 31, 2012, respectively.  Amortization of mortgage servicing rights was $185 thousand and $106 thousand through September 30, 2013 and December 31, 2012, respectively.  The fair value of these rights was $1.48 million and $1.04 million as of September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013, there was a valuation allowance of $91 thousand on the mortgage servicing rights.

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $137.81 million and $88.73 million as of September 30, 2013 and December 31, 2012, respectively.

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

NOTE 9 – OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the reclassification disclosure for the three months and nine months ended September 30, 2013 and 2012:

	9/30/2013	9/30/2012
Three months ended:	(Dollars in thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(6)	$657
Reclassification adjustment for realized gains and writedowns in net income (1)	6	(30)
Other comprehensive income before income tax effect	-	627
Income tax benefit (expense)	-	(213)
Other comprehensive income, net of tax	$-	$414

	9/30/2013	9/30/2012
Nine months ended :	(Dollars in thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(3,241)	$1,129
Reclassification adjustment for realized gains and writedowns in net income (1)	(98)	(78)
Other comprehensive (loss) income before income tax effect	(3,339)	1,051
Income tax benefit (expense)	1,136	(357)
Other comprehensive (loss) income, net of tax	$(2,203)	$694

(1) Reclassification adjustments are comprised of realized security gains and losses and writedowns. The gains and losses and writedowns have been reclassified out of accumulated other comprehensive (loss) income and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in gain on sales and writedowns of available-for-sale securities, net, the tax expense amount is included in income tax provision and the after tax amount is included in net income.

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

General

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources.  The discussion should be read in conjunction with the consolidated financial statements of the Company for the nine months ended September 30, 2013.  All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the nine months ended September 30, 2013 not misleading have been made.

The Company’s only business is its investment in The Simsbury Bank and Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services.  The Bank offers a full range of banking services, including commercial loans, real estate term loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and safe deposit and other customary non-deposit banking services to consumers and businesses in north central Connecticut. Now, through a network of loan originators the Bank offers residential 1-4 family mortgages throughout southern New England.

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

Overview

For the nine months ended September 30, 2013, net income amounted to $1.00 million , or $1.05 per diluted share.  This compares to net income of $1.44 million or $1.51 per diluted share for nine months ended September 30, 2012.  Total assets as of September 30, 2013 were $407 million compared to $369 million as of September 30, 2012.

Key financial highlights for the period ending September 30, 2013 compared to the period ending September 30, 2012 include total asset growth of $38 million or 10%, deposit growth of $30 million or 9%, loan growth of $51 million or 22%. Non-interest income decreased by $275 thousand or 10% for the nine months ended September 30, 2013 over the same period ending September 30, 2012.

Other highlights for the third quarter of 2013 compared to the third quarter of 2012 include a decrease in non-interest income of $616 thousand or 56%, a decrease of $0.49 in earnings per share to $0.06 as of September 30, 2013 compared to $ 0.55 as of September 30, 2012. There was also a decrease of $0.49 per diluted share for the same three month period. Total non-accrual loans and loans 30 or more days past due increased to 1.24% of total loans outstanding as of September 30, 2013 from 0.69% of total loans outstanding as of September 30, 2012, primarily due to two related business loans totaling $1.1 million that were placed on non-accrual status during the second quarter of 2013. Both loans are fully collateralized and the Bank does not expect to incur any loss on these two loans.

Total deposits on September 30, 2013 were $364 million, an increase of $30 million or 9% over a year ago.  This growth was mainly in core demand deposits and municipal deposits.  At quarter-end, 26% of total deposits were in non-interest bearing demand accounts, 54% were in low-cost savings and NOW accounts, and 20% were in time deposits.

On September 30, 2013, loans outstanding were $278 million, an increase of $51 million, or 22%, over a year ago.   Commercial loans grew by $22 million or 40%, Residential mortgage loans grew by $26 million or 22%, and Consumer loans grew by $2 million or 13%. The profile of the Company’s loan portfolio remains relatively low-risk.   The Company’s allowance for loan losses at September 30, 2013 was 1.00% of total loans.  The Company had non-accrual loans totaling $2.9 million equal to 1.06% of total loans as of September 30, 2013 compared to non-accrual loans totaling $0.81 million  or 0.36% of total loans as of September 30, 2012. Total non-accrual and delinquent loans on September 30, 2013 were 1.24% of loans outstanding compared to 0.69% as of September 30, 2012.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $3.33 million in the third quarter of 2013 compared to $3.68 million for the third quarter of 2012, a decrease  of 9%.  Net interest and dividend income increased by $270 thousand or 10%, primarily due to an increase in yields on earning assets and increases in average outstanding balances. Noninterest income decreased by $616 thousand primarily due to a decrease in gain on loan sales in the amount of $498 thousand.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.15% for the third quarter of 2013 as compared to 3.03% for the third quarter of 2012.  The Company’s cost of funds declined 5 basis points while the yield on interest earning assets increased 7 basis points during the third quarter of 2013 as compared to the third quarter of 2012.

Total noninterest expenses for the third quarter of 2013 were $3.16 million, an increase of $196 thousand or 6.6% above the third quarter of 2012.  The increase was primarily due to increases in marketing related expenses in the amount of $61 thousand, other operating expenses in the amount of $82 thousand and occupancy expenses in the amount of $20 thousand.  Third quarter 2013 occupancy costs included costs related to relocating the Company’s administrative offices to a larger facility.  The move was completed during the month of July.  For the nine months ended September 30, 2013, total noninterest expenses were $9.2 million compared to $8.56 million for the nine months ended September 30, 2012, an increase of $0.64 million or 8%.  Over this period, the increase in expenses was primarily in salary and employee benefits.

Capital levels for the Bank on September 30, 2013 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios
	9/30/2013
	The Simsbury Bank
	and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.12%	5.00%
Tier 1 Risk-Based Capital Ratio	12.08%	6.00%
Total Risk-Based Capital Ratio	13.24%	10.00%

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

Net interest and dividend income after provision for loan losses plus non-interest income was $3.22 million for the third quarter of 2013 compared to $ 3.62 million for the third quarter of 2012.  The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 3.15% for the quarter ended September 30, 2013 from 3.03% for the quarter ended September 30, 2012.  The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, increased to 3.07% for the quarter ended September 30, 2013 from 2.94%  for the quarter ended September 30, 2012.  The Company’s cost of deposits and borrowings decreased to 0.33% for the third quarter ended September 30, 2013 from 0.39% for the third quarter ended September 30, 2012.

Net interest and dividend income after provision for loan losses plus non-interest income was $10.43 million for the first nine months of 2013 compared to $10.48 million for the first nine months of 2012.  The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.09% for the nine months ended September 30, 2013 from 3.17% for the nine months ended September 30, 2012.  The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 3.01% for the nine months ended September 30, 2013 from 3.08% for the nine months ended September 30, 2012.  The Company’s cost of deposits and borrowings decreased to 0.33% for the nine months ended September 30, 2013 from 0.40% for the nine months ended September 30, 2012.

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines.  The total allowance for loan losses at September 30, 2013 was $2.76 million or 1.00% of outstanding loans compared to $2.48 million or 1.09% of outstanding loans as of September 30, 2012.   The Company charged off no loans in the third quarter of 2013 compared to four loans totaling $18.6 thousand in the third  quarter of 2012.  During the third quarter of 2013, the Company had  five recoveries totaling $1.14 thousand compared to nine recoveries totaling $2.1 thousand for the third  quarter of 2012.  The Company believes the allowance for loan losses is appropriate. For the nine months ended September 30, 2013, the Company charged off a total of 5 loans totaling $66 thousand compared to 12 loans totaling $209 thousand for the first nine months ended September 30, 2012. The Company had  20 recoveries totaling $6 thousand in the first nine months ended September 30, 2013 compared to 23 recoveries totaling $12.6 thousand for the nine months ended September 30, 2012.

Non-interest Income and Noninterest Expense

Total non-interest income (which is derived mainly gain on sales of loans along with service and overdraft charges) for the three months ended September 30, 2013 was $0.49 million compared to $1.10 million for the same period in the prior year.  Total non-interest income for the nine months ended September 30, 2013 was $2.49 million compared to $2.76 million for the nine months ended September 30, 2012. At September 30, 2013, the Company had approximately  21,077 deposit accounts compared to 21,639 deposit accounts at September 30, 2012.

Total non-interest expense for the three months ended September 30, 2013 was $ 3.16 million compared to $2.96 million for the same period in the prior year. These expenses were due mainly to strategic initiatives to position the Company for future growth.  The ratio of annualized operating expenses to average assets was 3.23% for the third quarter of 2013 compared to 3.29% for the third quarter of 2012. Total non-interest expenses for the nine months ended September 30, 2013 was $ 9.20 million compared to $8.56 million for the nine months ended September 30, 2012.

Salaries and employee benefits comprised approximately 52% of total non-interest expense for the three months ended September 30, 2013 and 56% of total non-interest expense for the same period in the prior year.  For the nine months ended September 30, 2013, Salaries and employee benefits comprised approximately 55% of total non-interest expense compared to 54% for the same nine months period ended September 30, 2012. Other major categories included premises and equipment, which comprised approximately 11% of non-interest expense for the three months ended September 30, 2013 and 2012; advertising and promotions expenses, which comprised approximately 7% of total non-interest expense for the three months ended September 30, 2013 compared to 6% for the same period ending September 30, 2012; and professional fees, which comprised approximately  4% of total non-interest expense for the three months ended September 30, 2013 and 2012.

Salaries and employee benefits comprised approximately 55% of total non-interest expense for the nine months ended September 30, 2013 compared to 54% for the same nine months period ended September 30, 2012. Other major categories included premises and equipment, which comprised approximately 11% of non-interest expense for the nine months ended September 30, 2013 and 12% for the nine months ended September 30, 2012; advertising and promotions expenses, which comprised approximately 6% of total non-interest expense for the nine months ended September 30, 2013 and 2012 and professional fees, which comprised approximately 4% of the total non-interest expense for the nine months ended September 30, 2013 compared to 5% for the nine months ended September 30, 2012.

Income Taxes

The effective income tax rate for the three months ended September 30, 2013 and 2012 was (66.67%) and 22.51%, respectively.  Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company will no longer incur state income tax liability except for the minimum tax since the PIC’s earnings, net of certain allocated expenses, is exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair market value of investments in available-for-sale securities as of September 30, 2013 was $96.26 million, which is 1.66% below amortized cost, compared to $91.82 million, which was 1.89% above amortized cost as of December 31, 2012.  The Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.”  ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  Management evaluates the Company’s investment portfolio on an ongoing basis.  As of September 30, 2013, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At September 30, 2013, the Company had 41 securities with a carrying value totaling $15.75 million pledged for such purposes.  At December 31, 2012, the Company had 37 securities with a carrying value totaling $14.82 million pledged for such purposes.

As of September 30, 2013 and December 31, 2012, the Company’s investment portfolio consisted of  U.S. government and agency securities, municipal securities, corporate bonds, mortgage-backed securities and money market securities.  The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of the end of the third quarter of 2013 was comprised of approximately 71% mortgage and consumer loans and 29% commercial loans.  The Company does not have any concentrations in its loan portfolio by industry or group of industries.  However, as of September 30, 2013 and December 31, 2012, respectively, approximately 92% and 86%, respectively, of the Company’s loans were secured by residential real property located in Connecticut.

There were approximately $138.0 million of residential mortgage loans as of September 30, 2013, which represented a 16.6% increase from December 31, 2012. The Company sold forty three (43) loans in the three months ended September 30, 2013 with an aggregate principal balance of $10.16 million, which resulted in a gain on sales of these loans for  $101 thousand.  For the nine months ended September 30, 2012, the Company sold two hundred and twenty nine (229) loans with an aggregate principal balance of $48.6 million, which resulted in a gain of $1.38 million.  The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At September 30, 2013, the Company had total consumer loan balances of approximately $12.51 million, representing a 13.1% increase from the consumer loan balances at December 31, 2012.  As of September 30, 2013, the Company had approximately $11.36 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $9.75 million in auto loans purchased from BCI on its books as of December 31, 2012.  The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI.  As part of the agreement, BCI services the loans for the Company.

The September 30, 2013 balance for commercial and commercial real estate loans, including construction loans, was $79.77 million, a 32.0% increase from the commercial loan balance at December 31, 2012.  The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes.  Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years.  Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Company is subject to certain lending limits.  With certain exceptions, the Company is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Company’s capital and reserves.  Credit equaling an additional 10% of the Company’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral.  As of September 30, 2013, the Company’s lending limits were $4.56 million and $7.59 million, respectively.  As of December 31, 2012, these lending limits were $4.78 million and $7.96 million, respectively.  The Company sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily.  Loans over 90 days past due are deemed non-performing and are placed on non-accrual status.  Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  The Company had  16 non-accrual loans at September 30, 2013 with an aggregate balance of approximately $2.90 million compared to 11 non-accrual loans at December 31, 2012 with an aggregate balance of approximately $1.24 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the lesser of the Company’s recorded investment or the fair value less estimated costs to sell.  The Company had one OREO property at September 30, 2013 carried on the books at $117 thousand.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure (“TDR”).  All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status.  Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months.  The Company had one TDR loan at September 30, 2013 with a balance of approximately $67 thousand, compared to one TDR loan at December 31, 2012 with a balance of approximately $68 thousand.

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

The Company had classified loans with an aggregate outstanding balance of $5.97 million as of September 30, 2013 compared to $8.98 million as of December 31, 2012.  The Company had no exposure to sub-prime loans in its loan portfolio as of September 30, 2013 and December 31, 2012.  The Company’s overall asset quality and loan loss reserves of 1.00% of loans as of September 30, 2013 compared favorably to its peer banks.

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

Deposits

Deposits are the Company’s primary source of funds.  At September 30, 2013, the Company had a deposit mix of 35% checking, 45% savings and 20% certificates of deposit.  The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits.  As of December 31, 2012, the deposit mix was 42% checking, 37% savings, and 21% certificates of deposit.  At September 30, 2013, 26.1% of the total deposits of $ 363.8 million were non-interest-bearing compared to 27% of the Company’s total deposits of $340.4 million being non-interest-bearing at December 31, 2012.  As of September 30, 2013 and December 31, 2012, the Company had $77.7 million and $45.7 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves.  No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100 thousand from customers.  Those deposits are priced to remain competitive.  Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Accounts Registry Service (“CDARS”) program, the Bank had brokered deposits of $3.98 million as of September 30, 2013 and $4.54 million as of December 31, 2012.

Borrowings

As of September 30, 2013, the Company had $10 million in Federal Home Loan Bank of Boston (FHLBB) borrowings on its balance sheet compared to $0 as of December 31, 2012. This is a three month bullet advance maturing on December 20, 2013.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities.  One method the bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”).  This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network.  Accounts placed in this manner are considered brokered deposits.  As of September 30, 2013, the Company had $ 3.978 million of deposits in the CDARS network compared to $4.54 million of deposits in the CDARS network as of December 31, 2012.

Liquidity of a financial institution, such as the Bank, is measured by its ability to have sufficient liquid assets to meet its short term obligations.  The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company.  The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future.  As of September 30, 2013, the Company held $12.43 million in cash and cash equivalents, net of required FRB reserves of $ 5.45 million, and $ 80.51 million in available-for-sale securities, net of pledged securities of $ 15.75 million, for total liquid assets of $92.94 million.  At September 30, 2013, the Company anticipated short-term liability obligations of $60.3 million for a basic surplus of $32.63 million, representing 8.03%  of total assets.  As of December 31, 2012, the Company held $29.4 million in cash and cash equivalents, net of required FRB reserves of $4.7 million, and $77.0 million in available-for-sale securities, net of pledged securities of $14.8 million, for total liquid assets of $106.4 million.  At December 31, 2012, the Company’s anticipated short term liability obligations were $43.2 million for a basic surplus of $63.2 million, which represented 17% of total assets.

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

At September 30, 2013 and December 31, 2012, the Company’s capital exceeded all minimum regulatory requirements and the Company was considered to be “well capitalized” as defined in the regulations issued by the FDIC.

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Federal Reserve Board’s final rules and the FDIC’s interim final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets).  Banking organizations will also be required to have a total capital  ratio of 8% (unchanged from current rules) and a Tier 1 leverage ratio of 4% (unchanged from current rules).  The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The rules become effective for the Company and the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning in January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and would increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets.  Management is currently evaluating the provisions of these rules and their expected impact on the Company and the Bank.

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

Off Balance Sheet Arrangements

As of September 30, 2013, The Company had in place mandatory commitments to sell approximately $11.2 million of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac). As of December 31, 2012, there were no such commitments in place.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) of the Company's Form 8-K filed on March 22, 2012)

4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB file on May 15, 2006)

10.1	Letter Agreement, dated August 6, 2013, between The Simsbury Bank & Trust Company and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 26, 2013)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBT BANCORP, INC.

Date: November 12, 2013	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: November 12, 2013	By:	/s/ Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K filed on March 31, 2009)

3(i).2
Certificate of Amendment to the Certificate of Incorporation of SBT Bancorp, Inc. establishing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s 8-K filed on August 12, 2011)

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) of the Company's Form 8-K filed on March 22, 2012)

4	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB file on May 15, 2006)

10.1	Letter Agreement, dated August 6, 2013, between The Simsbury Bank & Trust Company and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 26, 2013)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definitions Linkbase Document