Form 10-K
period 2013-12-31
SBT Bancorp, Inc.
filed 2014-03-28
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter, is $19,275,992.

As of March 28, 2014, 900,342 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SBT Bancorp, Inc.’s Annual Report to Shareholders for the fiscal year ended December 31, 2013 (the “Annual Report”) are incorporated by reference into Part II of this Form 10-K, and portions of SBT Bancorp, Inc.’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be held May 13, 2014 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

The Bank was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995.  The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof.  The Bank is not a member of the Federal Reserve System.  The Bank's main office and its corporate offices are located in the town of Simsbury, Connecticut.  The Bank has branch offices in the towns of Granby, Avon and Bloomfield, Connecticut. The Bank also maintains a mortgage center in Canton, Connecticut and has loan originators active throughout Southern New England to enhance its mortgage activity.  Services to the Bank’s customers are also provided through SBT Online Internet banking.  The Bank's customer base consists primarily of individual consumers and small businesses in north central Connecticut.  The Bank has in excess of 21,000 deposit accounts.

The Bank has five ATMs; two at its main office and one at each of its other branch/business offices.  The ATMs generate activity fees based upon utilization by other banks' customers.

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

For the year ended December 31, 2013, the Company’s net income totaled $1,135,000 compared to $2,044,000 for the year ended December 31, 2012, a decrease of $ 909,000 or 44%.  Net income available to common stockholders after preferred stock dividends and amortization was $ 1,029,000 or $1.17 per diluted share for the year ended December 31, 2013, compared to $1,898,000 or $2.18 per diluted share for the year ended December 31, 2012, a 46% decrease in diluted earnings per share.  The decrease in net earnings was primarily due to the reduction in mortgage banking gains on loan sales as the increase in longer-term interest rates negatively impacted residential mortgage refinancing activity. Total assets as of December 31, 2013 were $422 million, compared to $375 million as of December 31, 2012.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $14.2 million for 2013 compared to $14.6 million for 2012, a decrease of $0.4 million or 3%.  Net interest and dividend income increased in 2013 by $561 thousand or 5% while noninterest income decreased by $0.9 million or 23% primarily due to a decrease in gain on loans sold.

The net interest margin decreased 5 basis points to 3.13% in 2013 from 3.18% in 2012. The yield on interest earning assets decreased 24 basis points to 3.27% while cost of funds decreased 6 basis points to 0.34% in 2013. The Bank experienced a greater decline in yield on assets as compared to the decline in cost of funds.

Total non-interest expenses for 2013 were $12.6 million, an increase of $1.1 million or 9.5% over 2012.  The increase in expenses was primarily attributable to expenses associated with growing the Bank’s revenues.  Salaries and employee benefit expenses and advertising and promotions fees increased by a total of $710 thousand during 2013 compared to 2012. Occupancy expense increased by $126 thousand in 2013 or 12% compared to 2012 due to the re-location of the Bank’s administrative offices to a larger building. Professional fees and FDIC insurance assessment decreased by a total of $22 thousand in 2013 compared to 2012.  All other operating expenses were up by $277 thousand in 2013 compared to 2012. The provision for loan losses was $345 thousand in 2013 compared to $320 thousand in 2012, an increase of $25 thousand or 8%.

On December 31, 2013, outstanding loans were $280 million, an increase of $43.8 million or 19% over a year ago. The allowance for loan losses was $2.8 million or 1.0% of total loans at December 31, 2013 compared to $2.6 million or 1.1% of total loans at December 31, 2012.    The profile of the Company’s loan portfolio remained relatively low-risk throughout 2013.  At December 31, 2013, 66% of total loans were conventionally underwritten residential mortgages and consumer home equity lines and loans.  Commercial loans represented 27% of the Company’s total loans.  Other consumer loans comprised 0.2% of total loans.  The Company’s exposure to commercial real estate concentrations is relatively low.  Total exposure to builder and land development loans and non-owner occupied commercial real estate was $20.6 million at December 31, 2013, which represented 7% of total loans and 75% of total stockholders’ equity. The Company had non-accrual loans totaling $2.8 million equal to 1.01% of total loans at December 31, 2013, compared to non-accrual loans of $1.2 million or 0.53% of total loans at December 31, 2012.  Total non-accrual loans and loans 30 or more days past due increased to 1.36% of outstanding loans at December 31, 2013 from 0.76% of outstanding loans at December 31, 2012.

Total deposits at December 31, 2013 were $359 million, compared to $340 million at December 31, 2012. From December 31, 2012 to December 31, 2013, demand deposits increased $23.3 million or 25.2% while savings and NOW deposits decreased $1.8 million or 1%, while time deposits decreased $3.5 million or 4.8%.  At December 31, 2013, 32% of total deposits were in non-interest bearing demand accounts, 48% were in low-cost savings and NOW accounts and 20% were in time deposits.

Market Area

The towns of Simsbury, Avon, Bloomfield and Granby, which comprise the Bank's primary market, are located in north central Connecticut, west of the Connecticut River near the northern corner of Hartford.  All four towns are situated near Interstate Routes 91 and 84.  Bradley International Airport is located nearby and provides a convenient alternative to road and rail systems for passengers and cargo.

The road network from each of the towns included in the Bank's secondary market of Barkhamsted, Canton, East Granby and New Hartford leads through its primary market towns.  Residents of these communities, therefore, may travel near the Bank's offices and find it convenient to bank there.

Based on the most current information available, the Bank's primary and secondary markets have a median household income of $67,276.  This household income level places the Bank’s overall market approximately 34% above the median income of all Connecticut households.  Compared to the nation as a whole, the median income in the Bank's primary and secondary market is approximately 75% greater than the median income for all U.S. households.  By themselves, the towns of Simsbury and Avon had median household incomes of over $112,144, placing them 118% above the median income for the U.S. and 67% above the median income of all households in Connecticut.

Educational attainment in the Bank's primary and secondary markets is similarly high.  Forty nine percent of the residents aged twenty-five and over in the eight towns are college graduates.  In Avon, Bloomfield, Granby and Simsbury, the percentage of residents aged twenty-five and over who are college graduates averages 45%.

Employees

At December 31, 2013, the Company employed three people who were full time employees and the Bank employed a total of 78 people, which consisted of 71 full-time employees and 7 part-time employees.  Neither the Company’s employees nor the Bank's employees are represented by any union or other collective bargaining agreement, and the Company and the Bank believe their employee relations are satisfactory.

Competition

The banking and financial services business in Connecticut generally, and in the Bank's market areas specifically, is highly competitive.  The increasingly competitive environment primarily is a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.  The Bank competes for loans, deposits and financial services customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers.  Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, and offer a broader array of financial services than the Bank.  In order to compete with these other financial services providers, the Bank relies principally upon its strong reputation for service excellence, personal relationships established by its officers, directors and employees with its customers, advertising and public relations, local decision making, strong product features and competitive pricing, and excellent technology.

The Bank's primary and secondary markets have a number of banking institutions which offer a variety of financial products.  The types of institutions range from large nationwide and regional banks to various institutions of smaller size.  Simsbury is served by seven depository institutions with a total of seven offices.  Of these institutions, there are four commercial banks, one savings bank and two credit unions.  Avon is served by eight depository institutions with nine offices.  Of these institutions, there are six commercial banks and three savings banks.  Granby is served by five depository institutions with the same number of offices.  Two of these institutions are commercial banks and four are savings banks.  Bloomfield is served by eleven depository institutions with thirteen offices.  Of these institutions, there are four commercial banks, three savings banks, and four credit unions.  The total eight-town area of the Bank's primary and secondary markets is served by twenty institutions.

As of June 30, 2013, the top three banks in Simsbury, by deposit account market share, were the Bank (34%), Bank of America (28%), and Webster Bank (16%).  The top three banks in Avon were Bank of America (27%), People’s United Bank (19%), and Farmington Bank (14%).  The Bank ranked fifth, with 8% of the deposit account market share.  In Granby, the top three banks were Windsor Federal Savings and Loan Association (29%), Bank of America (26%) and the Bank (25%). In Bloomfield, the top three banks were Webster Bank (24%), Bank of America (23%) and Wells Fargo Bank (21%). The Bank ranked fifth, with 8% of the deposit account market share.  In the Bank’s primary market (Simsbury, Granby, Avon, and Bloomfield), the top 3 banks, as of June 30, 2013, were Bank of America with 24% of the market, the Bank with 18% and Webster Bank with 11%.  In the total eight-town area of the Bank's primary and secondary markets, the top three banks were Bank of America with 26% of the market, Webster Bank with 15% and the Bank with 14%.

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

Since September 2008, the President and United States Congress, United States Department of the Treasury, Federal Deposit Insurance Corporation, and Federal Reserve Board have, within their respective authorities, enacted legislation, promulgated regulations, created special programs, and taken other actions to address the financial market crisis and economic conditions.  This includes the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”) effective July 21, 2010, which resulted in significant changes being made to the nation’s financial market regulatory system in order to address the causes of the financial market crisis.  The Bank’s competitive position relative to other banks and financial services companies has been affected by some of the changes implemented as a result of the Dodd-Frank Act.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for banks described below under the heading “Capital Standards.”  The Company exceeded all current regulatory capital requirements and is considered “well capitalized” as of December 31, 2013.

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

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law.  For this protection, the Bank is subject to deposit insurance assessments by the FDIC.  (See “Premiums for Deposit Insurance.”)  Although the Bank is not a member of the FRB, it is nevertheless subject to certain regulations of the Board of Governors of the FRB.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Act has a broad impact on the financial services industry, including significant regulatory and compliance requirements, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act established a framework for systemic risk oversight within the financial system to be distributed among federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.

Effective in July 2011, the Dodd-Frank Act eliminated federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts.  This significant change to existing law has not had an adverse impact on the Bank’s net interest margin.

The Dodd-Frank Act also changed the base for FDIC deposit insurance assessments.  Assessments are now based on average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits.  The Dodd-Frank Act also increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account owner and provided that non-interest bearing transaction accounts and certain Interest on Lawyer Trust Accounts (IOLTAs) where the accrued interest is paid to state bar associations or other organizations to fund legal assistance programs had unlimited deposit insurance through December 31, 2012.  Effective January 1, 2013, non-interest bearing transaction accounts were no longer insured separately from account owners’ other accounts at the same federally insured financial institution. Instead, non-interest bearing transaction accounts are now added to any of an account owner’s other accounts in the applicable ownership category, and the aggregate balance is insured up to $250,000. Effective January 1, 2013, IOLTA became subject to a $250,000 maximum amount of deposit insurance. If an IOLTA qualifies for pass-through coverage as a fiduciary account, then each separate client for whom a law firm holds funds in such IOLTA may be insured up for to $250,000 of his or her funds. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets, including the Bank.

The Dodd-Frank Act requires publicly traded companies to give their shareholders a non-binding vote on executive compensation (“say on pay”) and so-called “golden parachute” payments.  It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements.  Such listing standards have yet to be implemented.

The Dodd-Frank Act created the Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, which authority does not extend to the Bank at this time since we do not meet the asset threshold.

The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorney general the ability to enforce federal consumer protection laws.  The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies, which exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities; however, bank holding companies with assets of less than $15 billion as of December 31, 2009 are permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital and bank holding companies with assets of less than $500 million are permitted to continue to issue trust preferred securities and have them count as Tier 1 capital.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and certain yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum, they will increase the Company’s operating and compliance costs and could increase its interest expense.

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

The FRB has issued a supervisory letter to bank holding companies that, contains guidance on when the board of directors of a bank holding company should eliminate, defer or severely limit dividends.  It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available from the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  The FRB’s policy further provides that bank holding companies should not maintain a level of cash dividend that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary.  Accordingly, a bank holding company may not pay dividends when it is insolvent.  The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

Capital Standards

The FDIC has adopted risk-based capital guidelines to which FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank, are subject.  The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to the differences in risk profiles among banking organizations.  Banks are required to maintain minimum levels of capital based upon their total assets and total “risk-weighted assets.”  For purposes of these requirements, capital is comprised of both Tier 1 and Tier 2 capital.  Tier 1 capital consists primarily of common stock and retained earnings.  Tier 2 capital consists primarily of common stock and retained earnings plus loan loss reserves, subordinated debt, and convertible securities.  In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital.  A bank’s total “risk-based assets” are determined by assigning the bank’s assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks.  The greater the risk associated with an asset, the greater the amount of such asset that will be subject to capital requirements.  Banks must satisfy the following three minimum capital standards to not be categorized as “under-capitalized”:  (1) a Tier 1 leverage ratio of (a) at least 4%, or (b) at least 3% if the bank was rated 1 in its most recent examination and is not experiencing or anticipating significant growth, (ii) a Tier 1 risk-based capital ratio of at least 4%, and (iii) a total risk-based capital ratio of at least 8%.

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

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table below.  Management of the Bank believes there are no conditions that have changed the Bank’s category since December 31, 2013.

The following table presents the amounts of regulatory capital and capital ratios for the Bank compared to the minimum regulatory capital requirements to be categorized as “well capitalized” as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Ratio	Capital Minimum Requirement	Ratio	Capital Minimum Requirement

Tier 1 average ratio	7.09%	5.00%	7.73%	5.00%
Tier 1 risk-based ratio	11.92%	6.00%	13.44%	6.00%
Total risk-based ratio	13.08%	10.00%	14.68%	10.00%

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.  It is optional for other banks.  In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.”  The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2015; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019.  The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act.  The Federal Reserve Board’s final rules and the FDIC’s interim rules  apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organization’’).  Among other things, the rules establish a new common equity Tier 1 minimum capital requirement of 4.5% of risk-weighted assets and increase the minimum Tier 1 capital to  risk-based  assets requirement of from 4% to 6% of risk-weighted assets. Banking organizations will also be required to have a total capital ratio of 8% (unchanged from current rules) and a Tier 1 leverage ratio of 4% (unchanged from current rules). The rules also limit a banking organization’s  ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The rules become effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning in January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and would increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. Management is currently evaluating the provisions of these rules and their impact on the Company and the Bank.

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

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  This limit is $250,000 per account owner. The FDICIA is applicable to depository institutions and deposit insurance.  The FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions.  Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund.  In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.  Under the matrix as currently in effect, the assessment rate ranges from 0 to 27 basis points of assessed deposits.

In February 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules.  In particular, the definition of an institution's deposit insurance assessment base was changed from total deposits to total assets less tangible equity.  In addition, the FDIC revised the deposit insurance assessment rates down.  The changes were effective April 1, 2011.  The new initial base assessment rates range from 5 to 9 basis points for Risk Category I banks to 35 basis points for Risk Category IV banks.  Risk Category II and III banks will have an initial base assessment rate of 14 and 23 basis points, respectively.  However, if the risk category of the Bank changes adversely, the Bank’s FDIC insurance premiums could increase.

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

The Bank expensed $188,000 in FDIC assessments in 2013 and $176,000 in 2012.

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

Volcker Rule

On December 10, 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the Commodity Futures Trading Commission and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates from (i) engaging in “proprietary trading’’ and (ii) investing in or sponsoring certain types of funds (defined as “Covered Funds”) with certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies. The Company identified no investments held as of December 31, 2013 that meet the definition of Covered Funds and that are required to be divested by July 21, 2015 under the foregoing rules.

ITEM 1A.RISK FACTORS

Not required.

ITEM 1B.UNRESOLVED STAFF COMMENTS

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

The Bank’s administrative offices are located at 86 Hopmeadow Street, Simsbury, Connecticut.  The Bank completed the move of its administrative offices to this location in July 2013. The Bank leases this building pursuant to a lease with a term that expires in 2020.  The Bank has two five year renewal options for a total of an additional ten years.

Total rent expense amounted to $708,000 and $564,000 for the years ended December 31, 2013 and 2012, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013 and have concluded that, as of that date, the Company’s disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis.  This conclusion is based on the above-referenced officers’ evaluation of such controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992 version).  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

(c)      Attestation Report of the Registered Public Accounting Firm

As of result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as the Company, from complying with the requirements of Section 404(b) of Sarbanes-Oxley, which requires an issuer to include an attestation report from an issuer’s independent registered public accounting firm on the issuer’s internal control over financial reporting, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting.

(d)      Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated into this Form 10-K by reference to the Proxy Statement of the Company (the “Proxy Statement”) for the annual meeting of shareholders to be held on May 13, 2014 under the captions “ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR DIRECTORS AND EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “SHAREHOLDER PROPOSALS AND NOMINATIONS.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated into this Form 10-K by reference to the Company’s Proxy Statement under the caption “COMPENSATION AND OTHER MATTERS.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company previously issued options to purchase shares of its common stock under the SBT Bancorp 1998 Stock Plan (the “1998 Plan”).  As of March 28, 2014, there were options outstanding to purchase an aggregate of 31,500 shares of the Company’s authorized but unissued common stock at a price of between $29.00 and $31.50 per share and which will expire between the years 2015 and 2016. The 1998 Plan expired in March 2008.

Following shareholder approval in 2011, the Company established the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (the “2011 Plan”), effective June 1, 2011, to provide stock awards and options to employees, officers and directors of the Company in order to attract them to the Company, give them a proprietary interest in the Company, and to encourage them to remain in the employ or service of the Company.  The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards or options under the 2011 Plan is 100,000 shares.  As of March 28, 2014, 29,794 shares of restricted stock have been granted to directors and officers of the Bank and the remaining number of shares and options to be granted under the 2011 Plan was 70,206.  The 2011 Plan will expire on March 16, 2021.

The following table sets forth the total number of securities authorized for issuance under equity compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	31,500	$30.67	70,206
Equity compensation plans not approved by shareholders	0	0	0
Total	31,500	$30.67	70,206

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated into this Form 10-K by reference to the Company’s Proxy Statement under the caption “RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

Exhibits.

The following exhibits required by Item 601 are filed herewith or are incorporated by reference to the filings previously made by the Bank and the Company as noted below (the reference in parentheses at the end of an Exhibit indicates the number of the Exhibit as it was filed in the document referenced below):

Exhibit No.	Description
3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K (sec File No. 000-51832) filed on March 31, 2009)

3(i).2
Certificate of Amendment to the Certificate of Incorporation of SBT Bancorp, Inc. establishing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 12, 2011)

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 22, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB (SEC File No. 000-51832) filed on May 15, 2006)

10.1#*	Employment Agreement, dated as of September 1, 2004, by and between the Bank and Martin J. Geitz

10.2#
Amendment to Employment Agreement, dated as of December 31, 2008, between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K (SEC File No. 00-51832) filed on March 31, 2009)

10.3#
Supplemental Executive Retirement Agreement, dated as of October 20, 2010, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 22, 2010)

10.4#
Endorsement Split Dollar Insurance Agreement, dated October 20, 2010, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 22, 2010)

10.5#
Change in Control Severance Agreement, dated as of December 29, 2010, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 5, 2011)

10.6#*	Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Anthony F. Bisceglio

10.7#
Supplemental Executive Retirement Agreement, dated May 7, 2010, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 13, 2010)

10.8#
Split Dollar Life Insurance Agreement, dated as of March 31, 2013, by and between The Simsbury Bank & Trust Company and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 25, 2013)

10.9#
Transition Agreement, dated as of April 25, 2013, by and between Anthony F. Bisceglio and The Simsbury Bank & Trust Company and any and all of its business affiliates, parent, subsidiaries, divisions, predecessors, insurers, successors and assigns (including, without limitation, SBT Bancorp, Inc. and SBT Investment Services, Inc.) (incorporated by reference to Exhibit  10.1 of the Company’s Form 8-K filed on May 1, 2013)

10.10#
Change in Control Severance Agreement, dated as of November 2, 2010, by and between the Bank and Michael T. Sheahan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K filed on November 12, 2010)

10.11#
Supplemental Executive Retirement Agreement, dated as of November 29, 2010, by and between the Bank and Michael T. Sheahan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K filed on November 12, 2010)

10.12#*
Change in Control Severance Agreement, dated as of October 24, 2012, by and between the Bank and Gary W. Burdick (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed on March 28, 2013)

10.13#*
Supplemental Executive Retirement Agreement, dated as of October 24, 2012, by and between the Bank and Gary W. Burdick (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K filed on March 28, 2013)

10.14#
Change in Control Severance Agreement, dated as of December 30, 2008, by and between the Bank and Howard R. Zern (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

10.15#*
Form of Split Dollar Life Insurance Agreement by and between the Bank and certain officers of the Bank in key managerial roles, including Michael T. Sheahan, Gary W. Burdick, and Howard R. Zern (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K filed on March 28, 2013)

10.16#	Letter Agreement, dated August 6, 2013 between the Simsbury Bank & Trust Company and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 26, 2013.

10.17#
SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on April 11, 2011 for the Company’s 2011 Annual Meeting of Shareholders)

10.18#
Form of Restricted Stock Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 15, 2011)

10.19#
Form of Non-Qualified Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 15, 2011)

10.20#
Form of Incentive Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 15, 2011)

10.21
Small Business Lending Fund – Securities Purchase Agreement, dated August 11, 2011, between SBT Bancorp, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 12, 2011)

10.22
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

14*	Code of Ethics and Conflicts of Interest Policy

21*	Subsidiaries

23*	Consent of Shatswell, MacLeod & Company, P.C.

31.1*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Executive Officer

31.2*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Financial Officer

32.1*	Section 1350 Certification by Chief Executive Officer

32.2*	Section 1350 Certification by Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Taxonomy Extension Definitions Linkbase Document

*   Filed herewith
#   Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2014.

SBT BANCORP, INC.
By:	/s/ Martin J. Geitz
Martin J. Geitz
President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Martin J. Geitz	President, Chief Executive	March 28, 2014
Martin J. Geitz	Officer and Director

/s/ Richard J. Sudol	Senior Vice President,	March 28, 2014
Richard J. Sudol	Chief Financial Officer and Treasurer

/s/ Robert J. Bogino	Director	March 28, 2014
Robert J. Bogino

/s/ James T. Fleming	Director	March 28, 2014
James T. Fleming

/s/ Gary R. Kevorkian	Director	March 28, 2014
Gary R. Kevorkian

/s/ Jerry W. Long	Director	March 28, 2014
Jerry W. Long

/s/ Nicholas B. Mason	Director	March 28, 2014
Nicholas B. Mason

/s/ Michael D. Nicastro	Director	March 28, 2014
Michael D. Nicastro

/s/ George B. Odlum	Director	March 28, 2014
George B. Odlum, Jr., DMD

/s/ David W. Sessions	Director	March 28, 2014
David W. Sessions

/s/ Ann G. Taylor	Director	March 28, 2014
Ann G. Taylor

/s/ Penny R. Woodford	Director	March 28, 2014
Penny R. Woodford