Form 10-Q
period 2014-03-31
SBT Bancorp, Inc.
filed 2014-05-14
CIK 1354174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

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

As of April 30, 2014, the registrant had 900,342 shares of its Common Stock, no par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share amounts)

ASSETS	3/31/14	12/31/13
	(Unaudited)
Cash and due from banks	$9,284	$13,355
Interest-bearing deposits with the Federal Reserve Bank
and Federal Home Loan Bank	12,678	24,165
Money market mutual funds	345	346
Federal funds sold	774	724
Cash and cash equivalents	23,081	38,590

Investments in available-for-sale securities (at fair value)	86,694	87,449
Federal Home Loan Bank stock, at cost	2,196	2,196
Loans held-for-sale	2,989	2,861

Loans	278,315	279,667
Less allowance for loan losses	2,779	2,792
Loans, net	275,536	276,875

Premises and equipment, net	1,610	1,618
Accrued interest receivable	989	1,074
Other real estate owned	155	-
Bank owned life insurance	6,778	6,729
Other assets	4,692	4,456
Total assets	$404,720	$421,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$108,941	$116,015
Savings and NOW deposits	194,136	173,500
Time deposits	68,517	68,989
Total deposits	371,594	358,504
Securities sold under agreements to repurchase	3,335	4,390
Federal Home Loan Bank advances	-	30,000
Other liabilities	1,720	1,558
Total liabilities	376,649	394,452

Stockholders' equity:
Preferred stock, senior non-cumulative perpetual, Series C, no par; 9,000 shares issued and outstanding at March 31, 2014 and December 31, 2013;
liquidation value of $1,000 per share	8,979	8,976
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 900,756 shares and 900,342 shares, respectively, as of
March 31, 2014 and 900,264 shares and 899,850 shares as of December 31, 2013	10,146	10,136
Retained earnings	10,277	10,347
Treasury stock, 414 shares at March 31, 2014 and December 31, 2013	(7)	(7)
Unearned compensation-restricted stock awards	(362)	(401)
Accumulated other comprehensive loss	(962)	(1,655)
Total stockholders' equity	28,071	27,396
Total liabilities and stockholders' equity	$404,720	$421,848

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except for share and per share amounts)

	For the three months ended
	3/31/2014	3/31/2013
Interest and dividend income:
Interest and fees on loans	$2,611	$2,334
Investment securities	480	534
Federal funds sold and overnight deposits	11	12
Total interest and dividend income	3,102	2,880
Interest expense:
Deposits	212	220
Federal Home Loan Bank advances	2	-
Repurchase agreements	1	1
Total interest expense	215	221

Net interest and dividend income	2,887	2,659

Provision for loan losses	30	30

Net interest and dividend income after provision for loan losses	2,857	2,629
Noninterest income:
Service charges on deposit accounts	118	128
Gain on sales and writedowns of available-for-sale securities, net	-	77
Other service charges and fees	207	159
Increase in cash surrender value of life insurance policies	49	56
Gain on loans sold and commission fee income	39	571
Investment services fees and commissions	61	49
Other income (expense)	38	(3)
Total noninterest income	512	1,037
Noninterest expense:
Salaries and employee benefits	1,973	1,743
Occupancy expense	347	277
Equipment expense	101	60
Advertising and promotions	103	166
Forms and supplies	35	30
Professional fees	77	129
Directors’ fees	67	51
Correspondent charges	80	76
Postage	22	22
FDIC assessment	103	45
Data processing	145	131
Other expenses	307	260
Total noninterest expense	3,360	2,990
Income before income taxes	9	676
Income tax (benefit) provision	(69)	159
Net income	$78	$517
Net income available to common stockholders	$52	$491
Average shares outstanding, basic	880,075	870,332
Earnings per common share, basic	$0.06	$0.56
Average shares outstanding, assuming dilution	887,004	874,508
Earnings per common share, assuming dilution	$0.06	$0.56

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF  COMPREHENSIVE INCOME
 (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Net income	$78	$517
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale	1,050	(476)
Reclassification adjustment for net realized gains in net income	-	(77)
Other comprehensive income (loss), before tax	1,050	(553)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(357)	188
Other comprehensive income (loss), net of tax	693	(365)
Comprehensive income	$771	$152

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

			Unearned			Accumulated
	Perferred		Compensation-			Other
	Stock	Common	Restricted	Treasury	Retained	Comprehensive
	Series C	Stock	Stock Awards	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$8,964	$9,901	$(368)	$(7)	$9,819	$1,128	$29,437
Net income	-	-	-	-	517	-	517
Other comprehensive loss, net of tax	-	-	-	-	-	(365)	(365)
Preferred stock dividend-SBLF	-	-	-	-	(23)	-	(23)
Preferred stock amortization (accretion)	3	-	-	-	(3)	-	-
Stock based compensation	-	-	21	-	-	-	21
Dividends declared common stock	-	-	-	-	(124)	-	(124)
Common stock issued	-	9	-	-	-	-	9
Balance, March 31, 2013	$8,967	$9,910	$(347)	$(7)	$10,186	$763	$29,472

Balance, December 31, 2013	$8,976	$10,136	$(401)	$(7)	$10,347	$(1,655)	$27,396
Net income	-	-	-	-	78	-	78
Other comprehensive income, net of tax	-	-	-	-	-	693	693
Preferred stock dividend-SBLF	-	-	-	-	(23)	-	(23)
Preferred stock amortization (accretion)	3	-	-	-	(3)	-	-
Stock based compensation	-	-	39	-	-	-	39
Dividends declared common stock	-	-	-	-	(122)	-	(122)
Common stock issued	-	10	-	-	-	-	10
Balance, March 31, 2014	$8,979	$10,146	$(362)	$(7)	$10,277	$(962)	$28,071

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	3/31/2014	3/31/2013
Cash flows from operating activities:
Net income	$78	$517
Adjustments to reconcile net income to net cash provided by operating activities:
Interest capitalized on interest-bearing time deposits with other banks	-	(34)
Amortization of securities, net	98	166
Writedown of available-for-sale securities	-	4
Gain on sales of available-for-sale securities	-	(81)
Change in deferred origination costs, net	(12)	(40)
Provision for loan losses	30	30
Loans originated for sale	(5,148)	-
Proceeds from sales of loans	5,050	-
Gains on sales of loans	(30)	-
Writedown on other real estate owned	-	15
Depreciation and amortization	96	51
Accretion on impairment of operating lease	(11)	(11)
Increase in other assets	(492)	(547)
Decrease in interest receivable	85	16
(Increase) decrease in taxes receivable	(69)	159
Increase in cash surrender value of bank owned life insurance	(49)	(56)
Stock-based compensation	39	21
Increase in other liabilities	165	54
Increase in interest payable	8	7
Net cash (used in) provided by operating activities	(162)	271

Cash flows from investing activities:
Maturities and redemptions of interest-bearing time deposits with other banks	-	1,075
Purchases of available-for-sale securities	-	(35,320)
Proceeds from maturities of available-for-sale securities	1,707	9,134
Proceeds from sales of available-for-sale securities	-	3,137
Loan originations and principal collections, net	1,156	(3,058)
Loans purchased	-	(921)
Recoveries of loans previously charged off	10	3
Capital expenditures	(120)	(19)

Net cash provided by (used in) investing activities	2,753	(25,969)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	13,562	20,002
(Decrease) increase in time deposits	(472)	928
Net decrease in securities sold under agreements to repurchase	(1,055)	(528)
Paydown of FHLB advances	(30,000)	-
Proceeds from issuance of common stock	10	9
Dividends paid - preferred stock	(23)	(23)
Dividends paid - common stock	(122)	(124)

Net cash (used in) provided by financing activities	(18,100)	20,264

Net decrease in cash and cash equivalents	(15,509)	(5,434)
Cash and cash equivalents at beginning of period	38,590	34,100
Cash and cash equivalents at end of period	$23,081	$28,666

Supplemental disclosures:
Interest paid	$207	$214
Income taxes paid	-	-
Loan transferred to other real estate owned	155	-

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity of SBT Bancorp, Inc. (the “Company”) for the periods presented.  The Company’s only business is its investment in The Simsbury Bank and Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  The interim results of operations are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

While management believes that the disclosures presented are adequate so as to not make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2013.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2014, the Company maintained a stock-based employee compensation plan.  The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements.  During the three months ended March 31, 2014, the Company recognized $39 thousand in stock-based employee compensation expense.  During the three months ended March 31, 2013, the Company recognized $21 thousand in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP).  Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption.  The  adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.”  The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting.  The guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process.  The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.”  The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR).  The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have an impact on the Company’s results of operations or financial position.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.”  The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists.  The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carry forwards, similar tax losses, or tax credit carry forwards exist.  The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance did not  have an impact on the Company’s results of operations or financial position.

In January 2014, the FASB issued ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

1.
For reporting entities that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects, all amendments in this ASU apply.

2.	For reporting entities that do not meet the conditions for or that do not elect the proportional amortization method, only the amendments in this ASU that are related to disclosures apply.

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general clarification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value for March 31, 2014 and December 31, 2013.  The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2014.

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

The following summarizes assets measured at fair value at March 31, 2014 and December 31, 2013.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(Dollars In Thousands)
March 31, 2014:
Debt securities issued by U.S. government corporations
and agencies	$18,401	$-	$18,401	$-
Obligations of states and municipalities	14,244	-	14,244	-
Mortgage-backed securities	53,434	-	53,434	-
SBA loan pools	615	-	615	-
	$86,694	$-	$86,694	$-

December 31, 2013:
Debt securities issued by U.S. government corporations
and agencies	$18,247	$-	$18,247	$-
Obligations of states and municipalities	13,973	-	13,973	-
Mortgage-backed securities	54,568	-	54,568	-
SBA loan pools	661	-	661	-
	$87,449	$-	$87,449	$-

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(Dollars In Thousands)
March 31, 2014:

Other real estate owned	$155	$-	$-	$155
	$155	$-	$-	$155

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$23,081	$23,081	$-	$-	$23,081
Available-for-sale securities	86,694	-	86,694	-	86,694
Federal Home Loan Bank stock	2,196	2,196	-	-	2,196
Loans held-for-sale	2,989			2,999	2,999
Loans, net	275,536	-	-	278,100	278,100
Accrued interest receivable	989	989	-	-	989

Financial liabilities:
Deposits	371,594	-	372,007	-	372,007
Securities sold under agreements to repurchase	3,335	-	3,335	-	3,335

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$38,590	$38,590	$-	$-	$38,590
Available-for-sale securities	87,449	-	87,449	-	87,449
Federal Home Loan Bank stock	2,196	2,196	-	-	2,196
Loans held-for-sale	2,861			2,909	2,909
Loans, net	276,875	-	-	277,539	277,539
Accrued interest receivable	1,074	1,074	-	-	1,074

Financial liabilities:
Deposits	358,504	-	358,961	-	358,961
Securities sold under agreements to repurchase	4,390	-	4,390	-	4,390
Federal Home Loan Bank advances	30,000	-	30,000	-	30,000

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2014 and  2013:

	For the three months ended
	3/31/14	3/31/13
	(In Thousands, Except Per Share Data)
Basic earnings per share computation:
Net income	$78	$517
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(23)	(23)
Net income available to common stockholders	$52	$491

Weighted average shares outstanding, basic	880,075	870,332

Basic earnings per share	$0.06	$0.56

Diluted earnings per share computation:
Net income	$78	$517
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(23)	(23)
Net income available to common stockholders	$52	$491

Weighted average shares outstanding, before dilution	880,075	870,332
Dilutive potential shares	6,929	4,176
Weighted average shares outstanding, assuming dilution	887,004	874,508

Diluted earnings per share	$0.06	$0.56

NOTE 6 – INVESTMENT SECURITIES

The following tables summarize the amounts and distribution of the Company’s investment securities held as of March 31, 2014 and December 31, 2013:

	Investment Portfolio
	(Dollars in thousands)

	March 31, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value	Yield
Available for sale securities:
U.S government and agency securities-
Due after one year through five years	$13,561	$-	$195	$13,366	1.11%
Due after five years through ten years	5,205	-	170	5,035	1.57%
Total U.S government and agency securities	18,766	-	365	18,401	1.24%

State and municipal securities-
Due within one year	300	-	-	300	3.87%
Due after five years through ten years	3,411	102	72	3,441	3.08%
Due after ten years through fifteen years	10,046	496	39	10,503	3.47%
Total state and municipal securities	13,757	598	111	14,244	3.38%

Mortgage-backed securities-
Due within one year	5	-	-	5	4.06%
Due after one year through five years	815	21	-	836	2.96%
Due after five years through ten years	2,322	35	6	2,351	2.28%
Due after ten years through fifteen years	31,957	32	968	31,021	1.86%
Due beyond fifteen years	19,959	30	768	19,221	2.44%
Total mortgage-backed securities	55,058	118	1,742	53,434	2.10%

SBA loan pools
Due after ten years through fifteen years	571	44	-	615	4.99%
Total SBA loan pool	571	44	-	615	4.99%
Total available-for-sale securities	$88,152	$760	$2,218	$86,694	2.13%

	Investment Portfolio
	(Dollars in thousands)

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value	Yield
Available for sale securities:
U.S government and agency securities-
Due after one year through five years	$13,061	$-	$245	$12,816	1.08%
Due after five to ten years	5,706	-	275	5,431	1.46%
Total U.S government and agency securities	18,767	-	520	18,247	1.20%

State and municipal securities-
Due after one year through five years	301	2	-	303	3.00%
Due after five years through ten years	3,412	86	98	3,400	3.08%
Due after ten years through fifteen years	10,067	303	100	10,270	3.47%
Total state and municipal securities	13,780	391	198	13,973	3.36%

Mortgage-backed securities-
Due within one year	9	-	-	9	3.98%
Due after one year through five years	761	14	-	775	2.60%
Due after five years through ten years	2,660	49	11	2,698	2.39%
Due after ten years through fifteen years	32,886	31	1,281	31,636	1.85%
Due beyond fifteen years	20,483	32	1,065	19,450	2.44%
Total mortgage-backed securities	56,799	126	2,357	54,568	2.10%

SBA loan pools
Due after one year through five years	611	50	-	661	4.60%
Total SBA loan pool	611	50	-	661	4.99%
Total available-for-sale securities	$89,957	$567	$3,075	$87,449	2.25%

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
March 31, 2014:
Debt securities issued by U.S. government
corporations and agencies	$15,481	$286	$2,920	$79	$18,401	$365
Obligations of states and municipalities	1,328	82	377	29	1,705	111
Mortgage-backed securities	34,467	1,021	13,274	687	47,741	1,708
Total temporarily impaired securities	$51,276	$1,389	$16,571	$795	$67,847	$2,184

Other-than-temporarily impaired securities
Mortgage-backed securities	-	-	340	34	340	34
Total temporarily impaired and other-
than-temporarily impaired securities	$51,276	$1,389	$16,911	$829	$68,187	$2,218

December 31, 2013:
Debt securities issued by U.S. government
corporations and agencies	$18,247	$520	$-	$-	$18,247	$520
Obligations of states and municipalities	3,340	198	-	-	3,340	198
Mortgage-backed securities	42,185	1,958	6,240	359	48,425	2,317
Total temporarily impaired securities	$63,772	$2,676	$6,240	$359	$70,012	$3,035

Other-than-temporarily impaired securities
Mortgage-backed securities	-	-	331	40	331	40
Total temporarily impaired and other-
than-temporarily impaired securities	$63,772	$2,676	$6,571	$399	$70,343	$3,075

The investments in the Company’s investment portfolio that were temporarily impaired as of March 31, 2014, consisted of debt issued by states and municipalities, U.S. government corporations and agencies and sponsored enterprises.  The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis.  As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

During the three months ended March 31, 2014, the Company did not sell any available-for-sale securities.

During the three months ended March 31, 2013, there were proceeds of $3.137 million from sales of available for sale securities.  Gross realized gains on these sales amounted to $81.0 thousand.  The tax expense applicable to these gross realized gains amounted to $28.0 thousand.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In Thousands)
Commercial and industrial	$18,778	$18,432
Real estate - construction and land development	8,591	7,773
Real estate - residential	137,603	137,539
Real estate - commercial	47,338	48,814
Municipal	8,485	8,488
Home equity	46,269	46,742
Consumer	10,024	10,664
	277,088	278,452
Allowance for loan losses	(2,779)	(2,792)
Deferred loan origination costs, net	1,227	1,215
Net loans	$275,536	$276,875

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments:  residential real estate, commercial real estate, construction, commercial and consumer.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  This historical loss factor is adjusted for the following qualitative factors:  levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2014.

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

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of March 31, 2014 and December 31, 2013:

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2014:
Allowance for loan
losses:
Beginning balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792
Charge-offs	(53)	-	-	-	-	-	-	(53)
Recoveries	9	-	-	-	1	-	-	10
Provision (benefit)	29	(20)	13	(2)	3	(12)	19	30
Ending balance	$1,174	$728	$224	$301	$243	$90	$19	$2,779

Ending balance:
Individually evaluated
for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: Collectively
evaluated for
impairment	1,174	728	224	301	243	90	19	2,779
Total allowance for loan
losses ending
balance	$1,174	$728	$224	$301	$243	$90	$19	$2,779

Loans:
Ending balance: Individually
evaluated for
impairment	$-	$924	$221	$-	$-	$-	$-	$1,145
Ending balance:
Collectively evaluated
for impairment	137,603	52,727	8,370	46,269	20,950	10,024	-	275,943
Total loans ending balance	$137,603	$53,651	$8,591	$46,269	$20,950	$10,024	$-	$277,088

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
March 31, 2013:
Allowance for loan
losses:
Beginning balance	$1,051	$586	$142	$362	$219	$99	$135	$2,594
Charge-offs	(15)	-	-	-	-	(9)	-	(24)
Recoveries	1	-	-	-	2	-	-	3
Provision (benefit)	(23)	97	18	(1)	22	6	(89)	30
Ending balance	$1,014	683	$160	$361	$243	$96	$46	$2,603

	Real Estate:
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2013:
Allowance for loan
losses:
Beginning balance	$1,051	$586	$142	$362	$219	$99	$135	$2,594
Charge-offs	(40)	(54)	-	-	(2)	(58)	-	(154)
Recoveries	-	-	-	-	4	3	-	7
Provision (benefit)	178	216	69	(59)	18	58	(135)	345
Ending balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2013
Ending balance:
Individually evaluated
for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: Collectively
evaluated for
impairment	1,189	748	211	303	239	102	-	2,792
Total allowance for loan
losses ending
balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792

Loans:
Ending balance: Individually
evaluated for
impairment	$175	$924	$222	$4	$-	$-	$-	$1,325
Ending balance:
Collectively evaluated
for impairment	137,364	54,234	7,551	46,738	20,576	10,664	-	277,127
Total loans ending balance	$137,539	$55,158	$7,773	$46,742	$20,576	$10,664	$-	$278,452

The following tables present the Company’s loans by risk rating as of March 31, 2014 and December 31, 2013:

	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
	(Dollars in thousands)
March 31, 2014:
Grade:
Pass	$-	$47,908	$7,889	$-	$17,737	$-	$73,534
Special mention	-	4,819	702	80	3,213	-	8,814
Substandard	503	924	-	-	-	-	1,427
Loans not formally rated	137,100	-	-	46,189	-	10,024	193,313
Total	$137,603	$53,651	$8,591	$46,269	$20,950	$10,024	$277,088

December 31, 2013:
Grade:
Pass	$-	$50,520	$6,042	$-	$18,425	$-	$74,987
Special mention	-	2,661	1,163	-	1,175	-	4,999
Substandard	1,601	1,977	568	116	976	-	5,238
Loans not formally rated	135,938	-	-	46,626	-	10,664	193,228
Total	$137,539	$55,158	$7,773	$46,742	$20,576	$10,664	$278,452

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

Loans not formally rated include residential, home equity and consumer loans. As of March 31, 2014, $193.3 million of the total residential, home equity and consumer loan portfolio of $193.9 million were not formally rated. As of December 31, 2013, $193.2 million of the total residential, home equity and consumer loan portfolio of $194.9 million were not formally rated.The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a loan portfolio with low delinquencies. Total delinquent loans, consisting of loans past due 60 days or more, decreased from 1.19% of total loans outstanding as of December 31, 2013 to 1.13% of total loans outstanding as of March 31, 2014. The Company’s allowance for loan losses at March 31, 2014 was 1.00% of total loans compared to 0.99% as of December 31, 2013.

An age analysis of past-due loans, segregated by class of loans, as of March 31, 2014 and December 31, 2013 is as follows:

			90 Days	Total	Total	Total
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans
	(Dollars in thousands)
March 31, 2014:
Real estate:
Residential	$-	$856	$582	$1,438	$136,165	$137,603
Commercial	-	481	924	1,405	45,933	47,338
Construction and
land development	-	-	221	221	8,370	8,591
Home equity	173	46	-	219	46,050	46,269
Municipal	-	-	-	-	6,313	6,313
Commercial and industrial	-	-	-	-	18,778	18,778
Municipal	-	-	-	-	2,172	2,172
Consumer	84	9	11	104	9,920	10,024
Total	$257	$1,392	$1,738	$3,387	$273,701	$277,088

December 31, 2013:
Real estate:
Residential	$-	$720	$1,253	$1,973	$135,566	$137,539
Commercial	-	-	924	924	47,890	48,814
Construction and
land development	-	-	204	204	7,569	7,773
Home equity	-	94	83	177	46,565	46,742
Municipal	-	-	-	-	6,344	6,344
Commercial and industrial	-	-	-	-	18,432	18,432
Municipal	-	-	-	-	2,144	2,144
Consumer	128	-	26	154	10,510	10,664
Total	$128	$814	$2,490	$3,432	$275,020	$278,452

The following tables set forth information regarding nonaccrual loans as of March 31, 2014 and December 31, 2013

Real estate:	March 31, 2014	December 31, 2013
	(Dollars in thousands)	(Dollars in thousands)
Residential	$1,094	$1,597
Commercial	924	924
Construction and
land development	221	222
Home equity	80	83
Commercial and industrial	-	-
Consumer	11	23
Total	$2,330	$2,849

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the three months ended March 31, 2014 and the year ended December 31, 2013:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
March 31, 2014:
With no related allowance recorded:
Real Estate:
Commercial	$924	$924	$-	$923	$-
Home equity	-	-	-	2	-
Construction and land development	221	221	-	222	-
Total impaired with no related allowance	$1,145	$1,145	$-	$1,147	$-

Total
Real Estate:
Commercial	$924	$924	$-	$923	$-
Home equity	-	-	-	2	-
Construction and land development	221	221	-	222	-
Total impaired loans	$1,145	$1,145	$-	$1,147	$-

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
December 31, 2013:
With no related allowance recorded:
Real Estate:
Residential	$175	$175	$-	$178	$6
Commercial	924	924	-	929	3
Home equity	4	4	-	5	-
Construction and land development	222	222	-	212	-
Total impaired with no related allowance	$1,325	$1,325	$-	$1,324	$9

Total
Real Estate:
Residential	$175	$175	$-	$178	$6
Commercial	924	924	-	929	3
Home equity	4	4	-	5	-
Construction and land development	222	222	-	212	-
Total impaired loans	$1,325	$1,325	$-	$1,324	$9

The Bank’s troubled debt restructurings (“TDRs”) are determined by management.  TDRs include all accrued interest, late charges, title and recording fees, and attorney’s fees being added back to the pre-modification balance.  In addition, rates and terms of the loans have changed. There were no new troubled debt restructurings during the three months ended March 31, 2014.

There were no TDRs entered into in the last twelve months that subsequently defaulted.

The balance of mortgage servicing rights included in other assets at March 31, 2014 and December 31, 2013 was $1.41 million and $1.41 million, respectively.  Mortgage servicing rights of $5 thousand and $925 thousand were capitalized through March 31, 2014 and December 31, 2013, respectively.  Amortization of mortgage servicing rights was $90 thousand and $300 thousand through the three months ended March 31, 2014 and for the year ended December 31, 2013, respectively.  The fair value of these rights was $1.43 million and $1.67 million as of March 31, 2014 and December 31, 2013, respectively.

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others were $150.4 million and $147.9 million as of March 31, 2014 and December 31, 2013, respectively.

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

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the reclassification disclosure for the three months  ended March 31, 2014 and 2013:

	3/31/2014	3/31/2013
Three months ended:	(Dollars in thousands)
Net change in unrealized holding gains on available-for-sale securities	$1,050	$(476)
Reclassification adjustment for realized gains and writedowns, net, in net income (1)	-	(77)
Other comprehensive income (loss) before income tax effect	1,050	(553)
Income tax (expense) benefit	(357)	188
Other comprehensive income (loss), net of tax	$693	$(365)

(1) Reclassification adjustments are comprised of realized security gains and losses and writedowns. The gains and losses and writedowns have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in  gain on sales and writedowns of available-for-sale securities, net, the tax expense amount is included in income tax (benefit) provision and the after tax amount is included in net income.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or words of similar meaning. These forward-looking statements include statements relating to the Company’s anticipated future financial performance, projected growth, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from developments or events, the Company’s business and growth strategies.

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

●	a general decline in the real estate and lending markets may negatively affect the Company’s financial results;

●	inaccuracies in management’s assumptions used in calculating the appropriate amount to be placed into the Company’s allowance for loan and lease losses;

●	restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals;

●
legislative and regulatory changes (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject the Company to additional regulatory oversight which may result in increased compliance costs and/or require the Company to change its business model;

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

●
war or terrorist activities may cause deterioration in the economy or cause instability in credit markets; and economic, governmental or other factors may prevent the projected population and residential and commercial growth in the markets in which the Company operates.

Forward-looking statements speak only as of the date on which they are made.  The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources.  The discussion should be read in conjunction with the consolidated financial statements of the Company for the three months ended March 31, 2014.  All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the three months ended March 31, 2014 not misleading have been made.

The Company’s only business is its investment in The Simsbury Bank and Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services.  The Bank offers a full range of banking services, including commercial loans, real estate term loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and safe deposit and other customary non-deposit banking services to consumers and businesses in north central Connecticut. Now, through a network of loan originators, the Bank offers residential 1-4 family mortgages throughout southern New England.

The Bank offers investment products and services to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and its affiliation with the securities broker/dealer, LPL Financial LLC.

Disclosure of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management.  One of these significant policies relates to the provision for loan losses.  See the heading “Provision for Loan Losses” below for further details about the Bank’s current provision.

Overview

For the three months ended March 31, 2014, net income amounted to $78 thousand, or $0.06 per diluted share.  This compares to net income of $517 thousand, or $0.56 per diluted share for the three months ended March 31, 2013.  Total assets as of March 31, 2014 were $405 million compared to $396 million as of March 31, 2013.

Key financial highlights for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 include total asset growth of $9.2 million or 2.3%, deposit growth of $10.3 million or 2.8% and loan growth of $38.4 million or 16.0%. Non-interest income decreased by $525 thousand or 51% for the three months ended March 31, 2014 compared to he three months ended March 31, 2013.

For the first quarter of 2014, the Company’s earnings per share was $0.06, a decrease of $0.50 in basic and diluted earnings per share of $0.56 for the first quarter of 2013. Total non-accrual loans and loans 30 or more days past due increased to 1.33% of total loans outstanding as of March 31, 2014 from 1.09% of total loans outstanding as of March 31, 2013, primarily due to one commercial real estate loan totaling $1.0 million that was placed on non-accrual status during the second quarter of 2013. This loan is fully collateralized and the Bank does not expect to incur any loss on this loan.

Total deposits as of March 31, 2014 were $372 million, an increase of $10.3 million or 2.8% over a year ago.  This growth was mainly in core demand deposits and municipal deposits.  At quarter-end, 29% of total deposits were in non-interest bearing demand accounts, 52% were in low-cost savings and NOW accounts, and 19% were in time deposits.  At March 31, 2014, the Company had approximately  21,724 deposit accounts compared to 21,248 deposit accounts at March 31, 2013.

At March 31, 2014, loans outstanding were $278 million, an increase of $38.4 million or 16.0%, over a year ago.   Commercial loans grew by $12.6 million or 21.2%, residential mortgage loans grew by $24.8 million or 20.9%, and consumer loans grew by $1.0 million or 1.3%. The profile of the Company’s loan portfolio remains strong.   The Company’s allowance for loan losses at March 31, 2014 was 1.00% of total loans.  The Company had non-accrual loans totaling $2.3 million equal to 0.84% of total loans as of March 31, 2014 compared to non-accrual loans totaling $1.2 million or 0.51% of total loans as of March 31, 2013. The increase was primarily due to one commercial  real estate loan totaling $1.0 million that was placed on non-accrual status during the second quarter of 2013. This loan is fully collateralized and the Bank does not expect to incur any loss on this loan.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $3.4 million in the first  quarter of 2014 compared to $3.7 million for the first  quarter of 2013, a decrease  of 8%.  Net interest and dividend income increased by $228 thousand or 9%, primarily due to an increase in yields on earning assets and increases in average outstanding balances of earning assets. Noninterest income decreased by $525 thousand primarily due to a $532 thousand decrease in gain on loan sales.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.04% for the first quarter of 2014 as compared to 3.03% for the first quarter of 2013.  The Company’s cost of funds declined 1 basis point while the yield on interest earning assets decreased 1 basis point during the first quarter of 2014 as compared to the first quarter of 2013.

Total noninterest expenses, excluding a one-time cost in the amount of $252 thousand related to the retirement of the Company’s former Chief Financial Officer, were $3.1 million for the first quarter of 2014, an increase of $118 thousand or 4% compared to the first quarter of 2013.  The $118 thousand increase was due primarily to increases in occupancy and equipment costs in the amount of $111 thousand , FDIC assessment in the amount of $58 thousand  and other expenses in the amount of $47 thousand, which were partially offset by decreases in advertising and promotions expense of $63 thousand and professional fees of $52 thousand.  Total noninterest expenses, including the one-time cost in the amount of $252 thousand related to the retirement of the Company’s former Chief Financial Officer for the first quarter of 2014 were $3.36 million, an increase of $370 thousand or 12% compared to the first quarter of 2013.

Capital levels for the Bank on March 31, 2014 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios
	3/31/2014
	The Simsbury Bank
	and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.03%	5.00%
Tier 1 Risk-Based Capital Ratio	12.03%	6.00%
Total Risk-Based Capital Ratio	13.20%	10.00%

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

Net interest and dividend income after provision for loan losses plus non-interest income was $3.37 million for the first quarter of 2014 compared to $3.67 million for the first  quarter of 2013.  The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 3.04% for the quarter ended March 31, 2014 from 3.03% for the quarter ended March 31, 2013.  The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, remained the same at 2.94% for both the quarters ended March 31, 2014 and 2013. The Company’s cost of deposits and borrowings decreased to 0.32% for the first quarter ended March 31, 2014 from 0.33% for the first quarter ended March 31, 2013.

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines.  The total allowance for loan losses at March 31, 2014 was $2.779 million or 1.00% of outstanding loans compared to $2.603 million or 1.09% of outstanding loans as of March 31, 2013.  The Company charged off three loans in the first quarter of 2014 totaling $53 thousand compared to two loans totaling $24 thousand in the first quarter of 2013.  During the first quarter of 2014, the Company had  six recoveries totaling $10 thousand compared to eight recoveries totaling $3 thousand for the first quarter of 2013. The Company believes the allowance for loan losses is appropriate.

Non-interest Income and Noninterest Expense

Total non-interest income (which is derived mainly from  service and overdraft charges) for the three months ended March 31, 2014 was $512 thousand compared to $1.04 million for the same period in the prior year. The decrease was mainly due to a decrease in gain on loans sold in the amount of $532 thousand.

Total non-interest expense for the three months ended March 31, 2014 was $3.36 million compared to $2.99 million for the same period in the prior year.  The ratio of annualized operating expenses to average assets was 3.30% for the first quarter of 2014 compared to 3.09% for the first quarter of 2013.

Salaries and employee benefits comprised approximately 59% of total non-interest expense for the three months ended March 31, 2014 and 58% of total non-interest expense for the same period in the prior year.  Other major categories included occupancy expenses, which comprised approximately 10% of non-interest expense for the three months ended March 31, 2014 compared to 9% for the three months ended March 31, 2013; advertising and promotions expenses, which comprised approximately 3% of total non-interest expense for the three months ended March 31, 2014 compared to 6% for the same period ending March 31, 2013; and professional fees, which comprised approximately  2% of total non-interest expense for the three months ended March 31, 2014 and 4% for the three months ended March 31, 2013.

Income Taxes

The effective income tax rate for the three months ended March 31, 2014 and 2013 was (766.7%) and 23.5%, respectively.  The Company realized a tax benefit in the first quarter of 2014 as the core earnings were lower in relation to tax exempt income thereby creating a tax benefit in 2014. Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company will no longer incur state income tax liability except for the minimum tax since the PIC’s earnings, net of certain allocated expenses, is exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair value of investments in available-for-sale securities as of March 31, 2014 was $86.69 million, which is 1.65% below amortized cost, compared to $87.45 million, which was 2.79% below amortized cost as of December 31, 2013.  The Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.”  ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss.  Management evaluates the Company’s investment portfolio on an ongoing basis.  As of March 31, 2014, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

In order to maintain a reserve of readily sellable assets to meet the Company’s liquidity and loan requirements, the Company purchases debt securities and other investments.  Sales of “federal funds” (short-term loans to other banks) are regularly utilized.  Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At March 31, 2014, the Company had 40 securities with a carrying value totaling $16.82 million pledged for such purposes.  At December 31, 2013, the Company had 37 securities with a carrying value totaling $15.42 million pledged for such purposes.

As of March 31, 2014 and December 31, 2013, the Company’s investment portfolio consisted of  U.S. government and agency securities, municipal securities, corporate bonds and mortgage-backed securities. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of the end of the first quarter of 2014 was comprised of approximately 72% mortgage and consumer loans and 28% commercial loans.  The Company does not have any concentrations in its loan portfolio by industry or group of industries.  However, as of March 31, 2014 and December 31, 2013, approximately 84% and 74%, of the Company’s loans were secured by residential real property located in Connecticut.

There were approximately $137.6 million of residential mortgage loans as of March 31, 2014, which represented a 0.07% increase from December 31, 2013. The Company sold twenty seven (27) loans during the three months ended March 31, 2014 with an aggregate principal balance of $5.05 million, which resulted in an aggregate gain on sales of these loans of $30 thousand.  The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At  March 31, 2014, the Company had total consumer loan balances of approximately $10.02 million, representing a 6% decrease from the consumer loan balances at December 31, 2013.  As of March 31, 2014, the Company had approximately $9.10 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $10.22 million in auto loans purchased from BCI on its books as of December 31, 2013.  The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI.  As part of the agreement, BCI services the loans for the Company.

The March 31, 2014 balance for municipal and commercial real estate loans, including construction loans, was $83.19 million, a 0.4% decrease from the commercial loan balance at December 31, 2013.  The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes.  Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years.  Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Company offers both fixed and floating rate loans.  Maturities on such loans typically range from five to thirty years.  The Company has been designated as an approved SBA lender.  The Company’s SBA loans are categorized as commercial or real estate, depending on the underlying collateral.  Also, the Company has been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

The Company is subject to certain lending limits.  With certain exceptions, the Company is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Company’s capital and reserves.  Credit equaling an additional 10% of the Company’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral.  As of March 31, 2014, the Company’s lending limits were $4.58 million and $7.63 million, respectively.  As of December 31, 2013, these lending limits were $4.49 million and $7.48 million, respectively.  The Company sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily.  Loans over 90 days past due are deemed non-performing and are placed on non-accrual status.  Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income.  The Company had  14 non-accrual loans at March 31, 2014 with an aggregate balance of $2.33 million compared to 15 non-accrual loans at December 31, 2013 with an aggregate balance of $2.85 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the lesser of the Company’s recorded investment or the fair value less estimated costs to sell.  The Company had one OREO property at March 31, 2014 carried on the books at $155 thousand.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure (“TDR”).  All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status.  Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. There were no TDRs entered into in the last twelve months that subsequently defaulted.

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

The Company had criticized and classified loans with an aggregate outstanding balance of $10.24 million as of March 31, 2014 and December 31, 2013.  The Company had no exposure to sub-prime loans in its loan portfolio as of March 31, 2014 and December 31, 2013.  The Company’s overall asset quality and allowance for loan losses of 1.00% of loans as of March 31, 2014 compared favorably to its peer banks.

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

Deposits

Deposits are the Company’s primary source of funds.  At March 31, 2014, the Company had a deposit mix of 40% checking, 41% savings and 19% certificates of deposit.  The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits.  As of December 31, 2013, the deposit mix was 43% checking, 37.5% savings, and 19.5% certificates of deposit.  At March 31, 2014, 25.1% of the total deposits of $372 million were non-interest-bearing compared to 32% of the Company’s total deposits of $359 million that were non-interest-bearing at December 31, 2013.  As of March 31, 2014 and December 31, 2013, the Company had $63.3 million and $54.6 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves.  No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry.  The Company’s business is not seasonal in nature.  The Company accepts deposits in excess of $100 thousand from customers.  Those deposits are priced to remain competitive.  Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Accounts Registry Service (“CDARS”) program, the Bank had brokered deposits of $771 thousand as of March 31, 2014 compared to $2.01 million as of December 31, 2013.

Borrowings

As of March 31, 2014, the Company had no advances from the Federal Home Loan Bank of Boston (FHLBB) on its balance sheet compared to $30 million in borrowings outstanding as of December 31, 2013.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms.  The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities.  One method the bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates.  The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”).  This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network.  Accounts placed in this manner are considered brokered deposits.  As of March 31, 2014, the Company had $771 thousand of deposits in the CDARS network compared to $2.01 million of deposits in the CDARS network as of December 31, 2013.

Liquidity of a financial institution, such as the Bank, is measured by its ability to have sufficient liquid assets to meet its short term obligations.  The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company.  The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future.  As of March 31, 2014, the Company held $16.95 million in cash and cash equivalents, net of required FRB reserves of $6.133 million, and $69.87 million in available-for-sale securities, net of pledged securities of $16.82 million, for total liquid assets of $86.82 million.  At March 31, 2014, the Company anticipated short-term liability obligations of $48.57 million for a basic surplus of $38.25 million, representing 9.5%  of total assets.  As of December 31, 2013, the Company held $32.2 million in cash and cash equivalents, net of required FRB reserves of $6.4 million, and $72.0 million in available-for-sale securities, net of pledged securities of $15.4 million, for total liquid assets of $104.2 million.  At December 31, 2013, the Company’s anticipated short term liability obligations were $75.8 million for a basic surplus of $28.4 million, which represented 6.73% of total assets.

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

As of March 31, 2014 and December 31, 2013, the Company’s capital exceeded all minimum regulatory requirements and the Company was considered to be “well capitalized” as defined in the regulations issued by the FDIC.

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Federal Reserve Board’s final rules and the FDIC’s interim final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets).  Banking organizations will also be required to have a total capital  ratio of 8% (unchanged from current rules) and a Tier 1 leverage ratio of 4% (unchanged from current rules).  The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% in addition to the amount necessary to meet the minimum revised capital requirements.  The rules become effective for the Company and the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning in January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and would increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets.  Management is currently evaluating the provisions of these rules and their expected impact on the Company and the Bank.

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

Off Balance Sheet Arrangements

As of March 31, 2014, the Company had in place mandatory commitments to sell approximately $4.11 million of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac). As of December 31, 2013 the Company had in place mandatory commitments to sell approximately $4.4 million of loans secured by 1-to-4 family residential properties to Freddie Mac.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014.  Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended
March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

10.1
Change in Control Severance Agreement, dated as of March 11, 2014, by and between The Simsbury Bank & Trust Company, Inc. and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2014)

10.2
Supplemental Executive Retirement Agreement, adopted as of March 11, 2014, by and between The Simsbury Bank & Trust Company, Inc. and Richard J. Sudol (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2014)

10.3	Change in Control Severance Agreement, dated as of March 12, 2014, by and between The Simsbury Bank & Trust Company, Inc. and David H. MacKenzie

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBT BANCORP, INC.

Date: May 14, 2014	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: May 14, 2014	By:	/s/ Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K (sec File No. 000-51832) filed on March 31, 2009)

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

10.1
Change in Control Severance Agreement, dated as of March 11, 2014, by and between The Simsbury Bank & Trust Company, Inc. and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2014)

10.2
Supplemental Executive Retirement Agreement, adopted as of March 11, 2014, by and between The Simsbury Bank & Trust Company, Inc. and Richard J. Sudol (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2014)

10.3	Change in Control Severance Agreement, dated as of March 12, 2014, by and between The Simsbury Bank & Trust Company, Inc. and David H. MacKenzie

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definitions Linkbase Document