Form 10-Q
period 2014-06-30
SBT Bancorp, Inc.
filed 2014-08-14
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, the registrant had 900,750 shares of its Common Stock, no par value per share, outstanding.

TABLE OF CONTENTS

SBT Bancorp, Inc. and Subsidiary

		Page No.

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	4

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2014 and 2013 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements – (unaudited)	9 - 24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25 - 33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34-35

SIGNATURES		36

EXHIBIT INDEX		37

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share amounts)

	6/30/14	12/31/13
	(Unaudited)
ASSETS
Cash and due from banks	$10,387	$13,355
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	12,014	24,165
Money market mutual funds	378	346
Federal funds sold	27	724
Cash and cash equivalents	22,806	38,590

Investments in available-for-sale securities (at fair value)	84,428	87,449
Federal Home Loan Bank stock, at cost	1,820	2,196
Loans held-for-sale	10,657	2,861

Loans	270,947	279,667
Less allowance for loan losses	2,737	2,792
Loans, net	268,210	276,875

Premises and equipment, net	1,540	1,618
Accrued interest receivable	1,051	1,074
Other real estate owned	695	-
Bank owned life insurance	7,076	6,729
Other assets	4,365	4,456
Total assets	$402,648	$421,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$111,944	$116,015
Savings and NOW deposits	168,063	173,500
Time deposits	65,429	68,989
Total deposits	345,436	358,504
Securities sold under agreements to repurchase	2,877	4,390
Federal Home Loan Bank advances	24,000	30,000
Other liabilities	1,538	1,558
Total liabilities	373,851	394,452

Stockholders' equity:
Preferred stock, senior non-cumulative perpetual, Series C, no par; 9,000 shares issued and outstanding at June 30, 2014 and December 31, 2013; liquidation value of $1,000 per share	8,982	8,976
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 901,164 shares and 900,750 shares, respectively, as of June 30, 2014 and 900,264 shares and 899,850 shares as of December 31, 2013	10,155	10,136
Retained earnings	10,237	10,347
Treasury stock, 414 shares	(7)	(7)
Unearned compensation-restricted stock awards	(321)	(401)
Accumulated other comprehensive loss	(249)	(1,655)
Total stockholders' equity	28,797	27,396
Total liabilities and stockholders' equity	$402,648	$421,848

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for per share amounts)

	For the three months ended		For the six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Interest and dividend income:
Interest and fees on loans	$2,543	$2,320	$5,154	$4,655
Investment securities	440	556	920	1,090
Federal funds sold and overnight deposits	21	9	32	20
Total interest and dividend income	3,004	2,885	6,106	5,765
Interest expense:
Deposits	222	216	434	436
Federal Home Loan Bank advances	5	1	7	1
Repurchase agreements	1	2	2	3
Total interest expense	228	219	443	440

Net interest and dividend income	2,776	2,666	5,663	5,325

Provision for loan losses	-	80	30	110

Net interest and dividend income after provision for loan losses	2,776	2,586	5,633	5,215
Noninterest income:
Service charges on deposit accounts	116	122	234	250
Gain on sales and writedowns of available-for-sale securities, net	103	27	103	104
Other service charges and fees	141	204	383	363
Increase in cash surrender value of life insurance policies	48	52	97	108
Gain on loans sold and commission fee income	82	521	121	1,092
Investment services fees and commissions	68	36	129	85
Other income	47	2	50	(1)
Total noninterest income	605	964	1,117	2,001
Noninterest expense:
Salaries and employee benefits	1,603	1,714	3,576	3,457
Occupancy expense	320	283	667	560
Equipment expense	127	58	228	118
Advertising and promotions	181	192	284	358
Forms and supplies	59	37	94	67
Professional fees	133	123	210	252
Directors’ fees	64	74	131	125
Correspondent charges	51	89	131	165
Postage	9	21	31	43
FDIC assessment	102	10	205	55
Data processing	175	147	320	278
Other expenses	492	302	799	562
Total noninterest expense	3,316	3,050	6,676	6,040
Income before income taxes	65	500	74	1,176
Income tax (benefit) provision	(50)	99	(119)	258
Net income	$115	$401	$193	$918
Net income available to common stockholders	$89	$375	$142	$867
Weighted average shares outstanding, basic	881,861	870,694	880,973	870,513
Earnings per common share, basic	$0.10	$0.43	$0.16	$1.00
Weighted average shares outstanding, assuming dilution	884,675	877,500	885,673	877,018
Earnings per common share, assuming dilution	$0.10	$0.43	$0.16	$0.99

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 and 2013

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$115	$401	$193	$918
Other comprehensive income (loss), net of tax:
Change in fair value of securities available for sale	1,080	(2,759)	2,234	(3,235)
Reclassification adjustment for net realized gains in net income	(103)	(27)	(103)	(104)
Other comprehensive income (loss), before tax	977	(2,786)	2,131	(3,339)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(332)	948	(725)	1,136
Other comprehensive income (loss), net of tax	645	(1,838)	1,406	(2,203)
Comprehensive income (loss)	$760	$(1,437)	$1,599	$(1,285)

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

			Unearned			Accumulated
	Preferred		Compensation-			Other
	Stock	Common	Restricted	Treasury	Retained	Comprehensive
	Series C	Stock	Stock Awards	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2012	$8,964	$9,901	$(368)	$(7)	$9,819	$1,128	$29,437
Net income	-	-	-	-	918	-	918
Other comprehensive loss, net of tax	-	-	-	-	-	(2,203)	(2,203)
Preferred stock dividend-SBLF	-	-	-	-	(45)	-	(45)
Preferred stock amortization (accretion)	6	-	-	-	(6)	-	-
Stock based compensation	-	-	78	-	-	-	78
Dividends declared common stock	-	-	-	-	(249)	-	(249)
Common stock issued	-	19	-	-	-	-	19
Balance, June 30, 2013	$8,970	$9,920	$(290)	$(7)	$10,437	$(1,075)	$27,955

Balance, December 31, 2013	$8,976	$10,136	$(401)	$(7)	$10,347	$(1,655)	$27,396
Net income	-	-	-	-	193	-	193
Other comprehensive income, net of tax	-	-	-	-	-	1,406	1,406
Preferred stock dividend-SBLF	-	-	-	-	(45)	-	(45)
Preferred stock amortization (accretion)	6	-	-	-	(6)	-	-
Stock based compensation	-	-	80	-	-	-	80
Dividends declared common stock	-	-	-	-	(252)	-	(252)
Common stock issued	-	19	-	-	-	-	19
Balance, June 30, 2014	$8,982	$10,155	$(321)	$(7)	$10,237	$(249)	$28,797

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/2014	6/30/2013
Cash flows from operating activities:
Net income	$193	$918
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Interest capitalized on interest-bearing time deposits with other banks	-	(67)
Amortization of securities, net	198	333
Writedown of available-for-sale securities	-	8
Gain on sales of available-for-sale securities	(103)	(112)
Change in deferred loan origination costs, net	(18)	(175)
Provision for loan losses	30	110
Loans originated for sale	(16,183)	-
Proceeds from sales of loans	8,497	-
Gains on sales of loans	(110)	-
Writedown on other real estate owned	49	-
Depreciation and amortization	201	101
Accretion on impairment of operating lease	(22)	(22)
Increase in other assets	(442)	(635)
Decrease (increase) in interest receivable	23	(52)
(Increase) decrease in taxes receivable	(120)	188
Increase in cash surrender value of bank owned life insurance	(97)	(108)
Stock-based compensation	80	78
Decrease in other liabilities	(33)	(144)
Increase in interest payable	35	15
Net cash (used in) provided by operating activities	(7,822)	436

Cash flows from investing activities:
Maturities and redemptions of interest-bearing time deposits with other banks	-	1,075
Purchases of Federal Home Loan Bank stock	-	(1,057)
Redemption of Federal Home Loan Bank stock	376	-
Purchases of available-for-sale securities	-	(35,183)
Proceeds from maturities of available-for-sale securities	3,918	18,043
Proceeds from sales of available-for-sale securities	1,139	5,649
Loan originations and principal collections, net	10,793	(15,319)
Loans purchased	(2,897)	(3,175)
Recoveries of loans previously charged off	13	5
Purchase of bank owned life insurance	(250)	-
Capital expenditures	(195)	(44)
Net cash provided by (used in) investing activities	12,897	(30,006)

Cash flows from financing activities:
Net decrease in demand deposits, NOW and savings accounts	(9,508)	(16,141)
(Decrease) increase in time deposits	(3,560)	320
Net decrease in securities sold under agreements to repurchase	(1,513)	(1,147)
(Paydown of) proceeds from Federal Home Loan Bank advances	(6,000)	26,000
Proceeds from issuance of common stock	19	19
Dividends paid - preferred stock	(45)	(45)
Dividends paid - common stock	(252)	(249)
Net cash (used in) provided by financing activities	(20,859)	8,757

Net decrease in cash and cash equivalents	(15,784)	(20,813)
Cash and cash equivalents at beginning of period	38,590	34,100
Cash and cash equivalents at end of period	$22,806	$13,287

Supplemental disclosures:
Interest paid	$408	$425
Income taxes paid	1	258
Loan transferred to (from) other real estate owned	744	(35)

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

NOTE 2 – STOCK-BASED COMPENSATION

At June 30, 2014, the Company maintained a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the six months ended June 30, 2014, the Company recognized $80 thousand in stock-based employee compensation expense. During the six months ended June 30, 2013, the Company recognized $78 thousand in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update (“ASU”) 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU was to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860):  Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted. ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value for June 30, 2014 and December 31, 2013. The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2014.

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

The following summarizes assets measured at fair value at June 30, 2014 and December 31, 2013.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(Dollars In Thousands)
June 30, 2014:
Debt securities issued by U.S. government corporations and agencies	$18,583	$-	$18,583	$-
Obligations of states and municipalities	12,972	-	12,972	-
Mortgage-backed securities	52,318	-	52,318	-
SBA loan pools	555	-	555	-
	$84,428	$-	$84,428	$-

December 31, 2013:
Debt securities issued by U.S. government corporations and agencies	$18,247	$-	$18,247	$-
Obligations of states and municipalities	13,973	-	13,973	-
Mortgage-backed securities	54,568	-	54,568	-
SBA loan pools	661	-	661	-
	$87,449	$-	$87,449	$-

Assets Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(Dollars In Thousands)
June 30, 2014

Other real estate owned	$695	$-	$-	$695
	$695	$-	$-	$695

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$22,806	$22,806	$-	$-	$22,806
Available-for-sale securities	84,428	-	84,428	-	84,428
Federal Home Loan Bank stock	1,820	1,820	-	-	1,820
Loans held-for-sale	10,657	-	-	10,858	10,858
Loans, net	270,947	-	-	268,704	268,704
Accrued interest receivable	1,051	1,051	-	-	1,051

Financial liabilities:
Deposits	345,436	-	-	345,797	345,797
Securities sold under agreements to repurchase	2,877	-	2,877	-	2,877
Federal Home Loan Bank advances	24,000	-	24,000	-	24,000

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$38,590	$38,590	$-	$-	$38,590
Available-for-sale securities	87,449	-	87,449	-	87,449
Federal Home Loan Bank stock	2,196	2,196	-	-	2,196
Loans held-for-sale	2,861	-	-	2,909	2,909
Loans, net	276,875	-	-	277,539	277,539
Accrued interest receivable	1,074	1,074	-	-	1,074

Financial liabilities:
Deposits	358,504	-	-	358,961	358,961
Securities sold under agreements to repurchase	4,390	-	4,390	-	4,390
Federal Home Loan Bank advances	30,000	-	30,000	-	30,000

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2014 and June 30, 2013:

	For the three months ended
	6/30/14	6/30/13
	(In Thousands, Except Share and Per Share Data)
Basic earnings per share computation:
Net income	$115	$401
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(23)	(23)
Net income available to common stockholders	$89	$375

Weighted average shares outstanding, basic	881,861	870,694

Basic earnings per share	$0.10	$0.43

Diluted earnings per share computation:
Net income	$115	$401
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(23)	(23)
Net income available to common stockholders	$89	$375

Weighted average shares outstanding, before dilution	881,861	870,694
Dilutive potential shares	2,814	6,806
Weighted average shares outstanding, assuming dilution	884,675	877,500

Diluted earnings per share	$0.10	$0.43

	For the six months ended
	6/30/14	6/30/13
	(In Thousands, Except Share and Per Share Data)
Basic earnings per share computation:
Net income	$193	$918
Preferred stock net accretion	(6)	(6)
Cumulative preferred stock dividends	(45)	(45)
Net income available to common stockholders	$142	$867

Weighted average shares outstanding, basic	880,973	870,513

Basic earnings per share	$0.16	$1.00

Diluted earnings per share computation:
Net income	$193	$918
Preferred stock net accretion	(6)	(6)
Cumulative preferred stock dividends	(45)	(45)
Net income available to common stockholders	$142	$867

Weighted average shares outstanding, before dilution	880,973	870,513
Dilutive potential shares	4,700	6,505
Weighted average shares outstanding, assuming dilution	885,673	877,018

Diluted earnings per share	$0.16	$0.99

NOTE 6 – INVESTMENT SECURITIES

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
June 30, 2014:
Debt securities issued by U.S. government corporations and agencies	$499	$1	$17,018	$183	$17,517	$184
Obligations of states and municipalities	-	-	1,741	73	1,741	73
Mortgage-backed securities	496	3	41,088	1,055	41,584	1,058
Total temporarily impaired securities	$995	$4	$59,847	$1,311	$60,842	$1,315

Other-than-temporarily impaired securities
Mortgage-backed securities	-	-	304	33	304	33
Total temporarily impaired and other-than-temporarily impaired securities	$995	$4	$60,151	$1,344	$61,146	$1,348

December 31, 2013:
Debt securities issued by U.S. government corporations and agencies	$18,247	$520	$-	$-	$18,247	$520
Obligations of states and municipalities	3,340	198	-	-	3,340	198
Mortgage-backed securities	42,185	1,958	6,240	359	48,425	2,317
Total temporarily impaired securities	$63,772	$2,676	$6,240	$359	$70,012	$3,035

Other-than-temporarily impaired securities
Mortgage-backed securities	-	-	331	40	331	40
Total temporarily impaired and other-than-temporarily impaired securities	$63,772	$2,676	$6,571	$399	$70,343	$3,075

The investments in the Company’s investment portfolio that were temporarily impaired as of June 30, 2014 consisted of debt issued by states and municipalities and U.S. government agencies and sponsored enterprises. The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis. As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

The following table summarizes the amounts and distribution of the Bank’s investment securities held as of June 30, 2014 and December 31, 2013:

	Investment Portfolio
	(Dollars in thousands)

	June 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value	Yield
Available for sale securities:
U.S government and agency securities-
Due after one year through five years	$13,561	$1	$95	$13,467	1.11%
Due after five years through ten years	5,205	-	89	5,116	1.66%
Total U.S government and agency securities	18,766	1	184	18,583	1.26%

State and municipal securities-
Due within one year	-	-	-	-	-
Due after five years through ten years	3,974	146	49	4,071	3.16%
Due after ten years through fifteen years	8,425	500	24	8,901	3.41%
Total state and municipal securities	12,399	646	73	12,972	3.33%

Mortgage-backed securities-
Due within one year	3	-	-	3	3.92%
Due after one year through five years	717	19	-	736	2.94%
Due after five years through ten years	2,161	44	1	2,204	2.30%
Due after ten years through fifteen years	30,850	36	536	30,350	1.79%
Due beyond fifteen years	19,397	182	554	19,025	2.41%
Total mortgage-backed securities	53,128	281	1,091	52,318	2.05%

SBA loan pools
Due after ten years through fifteen years	512	43	-	555	4.98%
Total SBA loan pools	512	43	-	555	4.98%
Total available-for-sale securities	$84,805	$971	$1,348	$84,428	2.32%

	Investment Portfolio
	(Dollars in thousands)

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value	Yield
Available for sale securities:
U.S government and agency securities-
Due after one year through five years	$13,061	$-	$245	$12,816	1.08%
Due after five to ten years	5,706	-	275	5,431	1.46%
Total U.S government and agency securities	18,767	-	520	18,247	1.20%

State and municipal securities-
Due after one year through five years	301	2	-	303	3.00%
Due after five years through ten years	3,412	86	98	3,400	3.08%
Due after ten years through fifteen years	10,067	303	100	10,270	3.47%
Total state and municipal securities	13,780	391	198	13,973	3.36%

Mortgage-backed securities-
Due within one year	9	-	-	9	3.98%
Due after one year through five years	761	14	-	775	2.60%
Due after five years through ten years	2,660	49	11	2,698	2.39%
Due after ten years through fifteen years	32,886	31	1,281	31,636	1.85%
Due beyond fifteen years	20,483	32	1,065	19,450	2.44%
Total mortgage-backed securities	56,799	126	2,357	54,568	2.10%

SBA loan pools
Due after one year through five years	611	50	-	661	4.60%
Total SBA loan pools	611	50	-	661	4.99%
Total available-for-sale securities	$89,957	$567	$3,075	$87,449	2.25%

During the six months ended June 30, 2014, there were proceeds of $1.139 million from sales of available for sale securities. Gross realized gains on these sales amounted to $103 thousand. The tax expense applicable to these gross realized gains amounted to $35 thousand.

During the six months ended June 30, 2013, there were proceeds of $5.649 million from sales of available for sale securities. Gross realized gains on these sales amounted to $112 thousand. The tax expense applicable to these gross realized gains amounted to $38 thousand.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In Thousands)
Commercial and industrial	$18,884	$18,432
Real estate - construction and land development	11,483	7,773
Real estate - residential	130,068	137,539
Real estate - commercial	44,708	48,814
Municipal	8,069	8,488
Home equity	45,543	46,742
Consumer	10,959	10,664
	269,714	278,452
Allowance for loan losses	(2,737)	(2,792)
Deferred loan origination costs, net	1,233	1,215
Net loans	$268,210	$276,875

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2014.

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

The following table presents the allowance for loan losses activity by portfolio segment for the six months ended June 30, 2014 and June 30, 2013:

	Real Estate:
			Construction
	Residential	Commercial	and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2014:
Allowance for loan losses:
Beginning balance	$1,174	$728	$224	$301	$243	$90	$32	$2,792
Charge-offs	(98)	-	-	-	-	-	-	(98)
Recoveries	11	-	-	-	2	-	-	13
(Benefit) provision	(60)	(45)	159	(6)	(11)	9	(16)	30
Ending balance	$1,027	$683	$383	$295	$234	$99	$16	$2,737

	Real Estate:
			Construction
	Residential	Commercial	and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2013:
Allowance for loan losses:
Beginning balance	$1,051	$586	$142	$362	$219	$99	$135	$2,594
Charge-offs	(44)	-	-	-	-	(22)	-	(66)
Recoveries	1	-	-	-	4	-	-	5
Provision (benefit)	106	120	28	(3)	(14)	31	(158)	110
Ending balance	$1,114	706	$170	$359	$209	$108	$(23)	$2,643

The following table sets forth information regarding the allowance for loan losses by portfolio segment as of June 30, 2014 and December 31, 2013:

	Real Estate:
			Construction
	Residential	Commercial	and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2014:
Allowance for loan losses:
Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: Collectively evaluated for impairment	1,027	683	383	295	234	99	16	2,737
Total allowance for loan losses ending balance	$1,027	$683	$383	$295	$234	$99	$16	$2,737

Loans:
Ending balance: Individually evaluated for impairment	$-	$900	$219	$-	$481	$-	$-	$1,600
Ending balance: Collectively evaluated for impairment	130,068	50,091	11,264	45,543	20,189	10,959	-	268,114
Total loans ending balance	$130,068	$50,991	$11,483	$45,543	$20,670	$10,959	$-	$269,714

	Real Estate:
			Construction
	Residential	Commercial	and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2013
Allowance for loan losses:
Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: Collectively evaluated for impairment	1,189	748	211	303	239	102	-	2,792
Total allowance for loan losses ending balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792

Loans:
Ending balance: Individually evaluated for impairment	$175	$924	$222	$4	$-	$-	$-	$1,325
Ending balance: Collectively evaluated for impairment	137,364	54,234	7,551	46,738	20,576	10,664	-	277,127
Total loans ending balance	$137,539	$55,158	$7,773	$46,742	$20,576	$10,664	$-	$278,452

The following tables present the Company’s loans by risk rating as of June 30, 2014 and December 31, 2013:

	Real Estate
			Construction and Land		Commercial and
	Residential	Commercial	Development	Home Equity	Industrial	Consumer	Total
	(Dollars in thousands)
June 30, 2014:
Grade:
Pass	$-	$44,787	$10,783	$-	$16,549	$-	$72,119
Special mention	-	5,304	-	-	4,121	-	9,425
Substandard	836	900	700	-	-	-	2,436
Loans not formally rated	129,232	-	-	45,543	-	10,959	185,734
Total	$130,068	$50,991	$11,483	$45,543	$20,670	$10,959	$269,714

December 31, 2013:
Grade:
Pass	$-	$50,520	$6,042	$-	$18,425	$-	$74,987
Special mention	-	2,661	1,163	-	1,175	-	4,999
Substandard	1,601	1,977	568	116	976	-	5,238
Loans not formally rated	135,938	-	-	46,626	-	10,664	193,228
Total	$137,539	$55,158	$7,773	$46,742	$20,576	$10,664	$278,452

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

The Company utilizes a risk rating matrix to assign a risk grade to each of its commercial and construction loans. Loans are graded on a scale of 1 to 7. A “Pass” is defined as risk rating 1 through 3.5. A description of each rating class is as follows:

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

“Loans not formally rated” represent residential, home equity and consumer loans. As of June 30, 2014, $185.7 million of the total residential, home equity and consumer portfolio totaling $186.6 million were not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a loan portfolio with low delinquencies. Total non-accrual and delinquent loans on June 30, 2014 were 1.28% of total loans outstanding compared to 1.38% on June 30, 2013. The Company’s allowance for loan losses at June 30, 2014 was 1.01% of total loans compared to 0.99% as of December 31, 2013.

An age analysis of past-due loans, segregated by class of loans, as of June 30, 2014 and December 31, 2013 is as follows:

			90 Days	Total	Total	Total
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans
	(Dollars in thousands)
June 30, 2014:
Real estate:
Residential	$-	$521	$388	$909	$129,159	$130,068
Commercial	-	-	900	900	43,808	44,708
Construction and land development	-	-	219	219	11,264	11,483
Home equity	90	233	-	323	45,220	45,543
Municipal	-	-	-	-	6,283	6,283
Commercial and industrial	-	-	481	481	18,403	18,884
Municipal	-	-	-	-	1,786	1,786
Consumer	107	80	20	207	10,752	10,959
Total	$197	$834	$2,008	$3,039	$266,675	$269,714

December 31, 2013:
Real estate:
Residential	$-	$720	$1,253	$1,973	$135,566	$137,539
Commercial	-	-	924	924	47,890	48,814
Construction and land development	-	-	204	204	7,569	7,773
Home equity	-	94	83	177	46,565	46,742
Municipal	-	-	-	-	6,344	6,344
Commercial and industrial	-	-	-	-	18,432	18,432
Municipal	-	-	-	-	2,144	2,144
Consumer	128	-	26	154	10,510	10,664
Total	$128	$814	$2,490	$3,432	$275,020	$278,452

The following tables set forth information regarding nonaccrual loans as of June 30, 2014 and December 31, 2013:

Real estate:	June 30, 2014	December 31, 2013
	(Dollars in thousands)	(Dollars in thousands)
Residential	$875	$1,597
Commercial	900	924
Construction and land development	219	222
Home equity	-	83
Commercial and industrial	481	-
Consumer	21	23
Total	$2,496	$2,849

There were no loans 90 days or more past due and still accruing.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the six months ended June 30, 2014 and the year ended December 31, 2013:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
June 30, 2014:
With no related allowance recorded:
Real Estate:
Commercial	$900	$900	$-	$912	$-
Construction and land development	219	219	-	220	-
Commercial and Industrial	481	481	-	482	-
Total impaired with no related allowance	$1,600	$1,600	$-	$1,614	$-

Total
Real Estate:
Commercial	$900	$900	$-	$912	$-
Construction and land development	219	219	-	220	-
Commercial and Industrial	481	481	-	481	-
Total impaired loans	$1,600	$1,600	$-	$1,614	$-

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
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

The Bank’s troubled debt restructured loans (“TDRs”) are determined by management. TDRs may include accrued interest, late charges, title and recording fees, or attorney’s fees being added back to the pre-modification balance. In addition, rates and terms of the loans have changed.

There were no loans modified as a troubled debt restructure during the six months ended June 30, 2014.

There were no loans modified as a troubled debt restructure during the year ended December 31, 2013.

The balance of mortgage servicing rights included in other assets at June 30, 2014 and December 31, 2013 was $1.4 million and $1.4 million, respectively. Mortgage servicing rights of $12 thousand and $925 thousand were capitalized for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. Amortization of mortgage servicing rights was $184 thousand and $300 thousand for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. The fair value of these rights was $1.8 million and $1.7 million as of June 30, 2014 and December 31, 2013, respectively.

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $155.7 million and $148.0 million as of June 30, 2014 and December 31, 2013, respectively.

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

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the reclassification disclosure for the three months and six months ended June 30, 2014 and 2013:

	6/30/2014	6/30/2013
Three months ended:	(Dollars in thousands)
Change in fair value of available-for-sale securities	$1,080	$(2,759)
Reclassification adjustment for realized gains and writedowns, net, in net income (1)	(103)	(27)
Other comprehensive income (loss) before income tax effect	977	(2,786)
Income tax (expense) benefit	(332)	948
Other comprehensive income (loss), net of tax	$645	$(1,838)

	6/30/2014	6/30/2013
Six months ended:	(Dollars in thousands)
Change in fair value of available-for-sale securities	$2,234	$(3,235)
Reclassification adjustment for realized gains and writedowns, net, in net income (1)	(103)	(104)
Other comprehensive income (loss) before income tax effect	2,131	(3,339)
Income tax (expense) benefit	(725)	1,136
Other comprehensive income (loss), net of tax	$1,406	$(2,203)

Reclassification adjustments are comprised of realized security gains/losses and writedowns.  The gains/losses and writedowns have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of operations as follows: the pre-tax amount is included in  gain on sales and writedowns of available- for- sale securities, net, the tax expense amount is included in income tax (benefit) provision and the after tax amount is included in net income.

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 not misleading have been made.

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

Overview

For the six months ended June 30, 2014, net income amounted to $193 thousand, or $0.16 per diluted share. This compares to net income of $918 thousand, or $0.99 per diluted share, for the six months ended June 30, 2013. Total assets as of June 30, 2014 were $403 million.

Key financial highlights for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 include total asset growth of $20.2 million or 5.3%, deposit growth of $20.8 million or 6.4% and loan growth, including loans held-for-sale, of $27.0 million or 10.6%. Non-interest income decreased by $884 thousand or 44% to $1.1 million for the six months ended June 30, 2014 compared to the same period ended June 30, 2013.

For the second quarter of 2014, non-interest income decreased $359 thousand or 37% to $605 thousand from $964 thousand for the second quarter of 2013. The Company’s basic and diluted earnings per share was $0.10 for the second quarter of 2014, a decrease of $0.33 from the basic and diluted earnings per share of $0.43 for the second quarter of 2013. Total non-accrual loans and loans 30 or more days past due decreased to 1.01% of total loans outstanding as of June 30, 2014 from 1.04% of total loans outstanding as of June 30, 2013.

Total deposits at June 30, 2014 were $345 million, an increase of $21 million or 6% over a year ago. This growth was mainly in core deposits (demand accounts). As of June 30, 2014, 32% of total deposits were in non-interest bearing demand accounts, 49% were in low-cost savings and NOW accounts and 19% were in time deposits.

At June 30, 2014, loans outstanding, including loans held-for-sale, were $282 million, an increase of $27 million, or 11%, over a year ago. Commercial loans grew by $12 million or 16% and residential mortgage loans, including loans held-for-sale, grew by $16 million or 12% while consumer loans declined by $142 thousand or 0.3%. The profile of the Company’s loan portfolio remains relatively low-risk. The Company’s allowance for loan losses at June 30, 2014 was 1.01% of total loans. The Company had non-accrual loans totaling $2.5 million equal to 0.93% of total loans as of June 30, 2014 compared to non-accrual loans totaling $2.7 million or 1.06% of total loans as of June 30, 2013. Total non-accrual and delinquent loans as of June 30, 2014 were 1.28% of loans outstanding compared to 1.38% of total loans outstanding as of June 30, 2013.

Total revenues, consisting of net interest and dividend income plus non-interest income, were $3.4 million in the second quarter of 2014 compared to $3.6 million for the second quarter of 2013, a decrease of $249 thousand or 7% that was attributable mainly to the decrease in gains on loans sold and commission fee income. Net interest and dividend income increased by $110 thousand or 4%, primarily due to an increase in interest and fees on loans resulting from higher average loan balances. Non-interest income decreased by $359 thousand or 37% primarily due to the decrease in gain on loans sold and commission fee income in the amount of $439 thousand.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.01% for the second quarter of 2014 compared to 3.10% for the second quarter of 2013. The Company’s cost of funds increased 1 basis point while the yield on interest earning assets decreased 9 basis points for the second quarter of 2014 when compared to the second quarter of 2013.

Total non-interest expenses increased by $266 thousand or 9% to $3.3 million for the second quarter of 2014 from $3.1 million for the second quarter of 2013. This increase was primarily due to a $190 thousand increase in other expenses, a $92 thousand increase in the FDIC assessment and $106 thousand due to an increase in occupancy and equipment expense. These increases were partially offset by a decrease in salary and employee benefits in the amount of $111 thousand.

Capital levels for the Bank as of June 30, 2014 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios
	6/30/2014
	The Simsbury Bank
	and Trust Company	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.24%	5.00%
Tier 1 Risk-Based Capital Ratio	11.99%	6.00%
Total Risk-Based Capital Ratio	13.14%	10.00%

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

Net interest and dividend income after provision for loan losses plus non-interest income was $3.4 million for the second quarter of 2014 compared to $3.6 million for the second quarter of 2013. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.01% for the quarter ended June 30, 2014 from 3.10% for the quarter ended June 30, 2013. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.90% for the quarter ended June 30, 2014 from 3.01% for the quarter ended June 30, 2013. The Company’s cost of deposits and borrowings increased to 0.35% for the second quarter ended June 30, 2014 from 0.34% for the second quarter ended June 30, 2013.

Net interest and dividend income after provision for loan losses plus non-interest income was $6.8 million for the first six months of 2014 compared to $7.2 million for the first six months of 2013. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.02% for the six months ended June 30, 2014 from 3.06% for the six months ended June 30, 2013. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.92% for the six months ended June 30, 2014 from 2.97 % for the six months ended June 30, 2013. The Company’s cost of deposits and borrowings remained the same at 0.34% for both the six months ended June 30, 2014 and the six months ended June 30, 2013.

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines. The total allowance for loan losses at June 30, 2014 was $2.7 million or 1.01% of outstanding loans compared to $2.6 million or 1.04% of outstanding loans as of June 30, 2013. The Company charged off two loans totaling $45 thousand in the second quarter of 2014 compared to three loans totaling $43 thousand in the second quarter of 2013. During the second quarter of 2014, the Company had eight recoveries totaling $3 thousand compared to seven recoveries totaling $2 thousand for the second quarter of 2013. The Company believes the allowance for loan losses is appropriate. For the six months ended June 30, 2014, the Company charged off 5 loans totaling $98 thousand compared to 5 loans totaling $66 thousand for the six months ended June 30, 2013. The Company had 14 recoveries totaling $13 thousand in the six months ended June 30, 2014 compared to 15 recoveries totaling $5 thousand for the six months ended June 30, 2013.

Non-interest Income and Non-interest Expense

Total non-interest income (which is derived mainly from service and overdraft charges) for the three months ended June 30, 2014 was $605 thousand compared to $964 thousand for the same period in the prior year. Total non-interest income for the six months ended June 30, 2014 was $1.1 million compared to $2.0 million for the six months ended June 30, 2013. The decrease in non-interest income for the three and six months ended June 30, 2014 was primarily due to the decrease in loans sold and commission fee income. At June 30, 2014, the Company had 21,178 deposit accounts compared to 21,098 deposit accounts at June 30, 2013.

Total non-interest expense for the three months ended June 30, 2014 was $3.3 million compared to $3.1 million for the same period in the prior year. The ratio of annualized operating expenses to average assets was 3.36% for the second quarter of 2014 compared to 3.17% for the second quarter of 2013. Total non-interest expenses for the six months ended June 30, 2014 was $6.7 million compared to $6.0 million for the six months ended June 30, 2013. The increase in non-interest expenses for the three and six months ended June 30, 2014 was primarily due to an increase in other expenses, an increase in the FDIC assessment and an increase in occupancy and equipment expense.

Salaries and employee benefits comprised approximately 48% of total non-interest expenses for the three months ended June 30, 2014 and 56% of total non-interest expenses for the same period in the prior year. Other major categories included occupancy and equipment, which comprised approximately 13% of non-interest expenses for the three months ended June 30, 2014 and 11% of non-interest expenses for the three months ended June 30, 2013; advertising and promotions expenses, which comprised approximately 5% of total non-interest expenses for the three months ended June 30, 2014 compared to 6% for the three months ended June 30, 2013; and FDIC assessment, which comprised approximately 3% of non-interest expenses for the three months ended June 30, 2014 compared to 0.33% for the three months ended June 30, 2013. Other expenses comprised approximately 15% of the total non-interest expenses for the quarter ended June 30, 2014, compared to 10% for the quarter ended June 30, 2013.

Salaries and employee benefits comprised approximately 54% of total non-interest expense for the six months ended June 30, 2014 compared to 57% for the same six month period ended June 30, 2013. Other major categories included occupancy and equipment, which comprised approximately 13% of non-interest expense for the six months ended June 30, 2014 and 11% for the six months ended June 30, 2013; advertising and promotions expenses, which comprised approximately 4% of total non-interest expense for the six months ended June 30, 2014 and 6% of total non-interest expenses for the six month ended June 30, 2013; FDIC assessment, which comprised approximately 3% of the total non-interest expense for the six months ended June 30, 2014 compared to 0.91% for the six months ended June 30, 2013, and other expenses which comprised approximately 12% for the six months ended June 30, 2014 compared to 9% for the six months ended June 30, 2013.

Income Taxes

The effective income tax rate for the three months ended June 30, 2014 and 2013 was (76.9%) and 19.8%, respectively. The Company realized a tax benefit in the second quarter of 2014 as the core earnings were lower in relation to tax exempt income, thereby creating a tax benefit in 2014. Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company will no longer incur state income tax liability except for the minimum tax since the PIC’s earnings, net of certain allocated expenses, are exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair market value of investments in available-for-sale securities as of June 30, 2014 was $84.4 million, which was 0.4% below amortized cost, compared to $87.4 million, which was 2.8% below amortized cost, as of December 31, 2013. The Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.” ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company’s investment portfolio on an ongoing basis. As of June 30, 2014, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At June 30, 2014, the Company had 36 securities with a carrying value totaling $15.4 million pledged for such purposes. At December 31, 2013, the Company had 41 securities with a carrying value totaling $15.4 million pledged for such purposes.

As of June 30, 2014 and December 31, 2013, the Company’s investment portfolio consisted of U.S. government and agency securities, municipal securities, mortgage-backed securities and SBA loan pools. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of the end of the second quarter of 2014 was comprised of approximately 76% mortgage and consumer loans and 24% commercial loans. The Company does not have any concentrations in its loan portfolio by industry or group of industries. However, as of June 30, 2014 and December 31, 2013, approximately 69% and 70%, respectively, of the Company’s loans were secured by residential real property located in Connecticut.

There were approximately $130.1 million of residential mortgage loans as of June 30, 2014, which represented a 5.4% decrease from December 31, 2013. The Company sold thirty loans in the three months ended June 30, 2014 with an aggregate principal balance of $5.8 million, which resulted in a gain of $82 thousand. For the six months ended June 30, 2014, the Company sold fifty seven loans with an aggregate principal balance of $10.9 million, which resulted in a gain of $121 thousand. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and Federal Home Loan Bank.

At June 30, 2014, the Company had total consumer loan balances of approximately $11 million, representing a 2.8% increase from the consumer loan balances at December 31, 2013. As of June 30, 2014, the Company had approximately $10.6 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $10.0 million in auto loans purchased from BCI on its books as of December 31, 2013. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI. As part of the agreement, BCI services the loans for the Company.

The June 30, 2014 balance for commercial and commercial real estate loans, including construction loans, was $75.1 million, a 0.7% increase from the commercial and commercial real estate loans balance at December 31, 2013. The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Company offers both fixed and floating rate loans. Maturities on such loans typically range from five to thirty years. The Company has been designated as an approved SBA lender. The Company’s SBA loans are categorized as commercial or real estate depending on the underlying collateral. Also, the Company has been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and Federal Home Loan Bank.

The Company is subject to certain lending limits. With certain exceptions, the Company is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Company’s capital and reserves. Credit equaling an additional 10% of the Company’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral. As of June 30, 2014, the Company’s lending limits were $4.7 million and $7.8 million, respectively. As of December 31, 2013, these lending limits were $4.5 million and $7.71 million, respectively. The Company sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Company had 14 non-accrual loans at June 30, 2014 with an aggregate balance of approximately $2.5 million compared to 15 non-accrual loans at December 31, 2013 with an aggregate balance of approximately $2.8 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the lesser of the Company’s recorded investment or the fair value less estimated costs to sell. At June 30, 2014, the Company had two OREO properties which were carried on the books at $695 thousand.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. The Company had no TDR loans as of June 30, 2014 and as of December 31, 2013.

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

The Company had classified loans with an aggregate outstanding balance of $11.9 million as of June 30, 2014 compared to $10.2 million as of December 31, 2013. The Company had no exposure to sub-prime loans in its loan portfolio as of June 30, 2014 and December 31, 2013, respectively. The Company’s overall asset quality and loan loss reserves of 1.01% of loans as of June 30, 2014 compared favorably to its peer banks.

The Company maintains an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans or portions of loans that are judged to be uncollectible are charged against the allowance, while all recoveries are credited to the allowance. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of the Company’s internal loan review, any external loan review, any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay, qualitative risk factors, and present and prospective economic conditions.

Deposits

Deposits are the Company’s primary source of funds. At June 30, 2014, the Company had a deposit mix of 32% checking, 49% savings and 19% certificates of deposit. The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2013, the deposit mix was 32% checking, 49% savings, and 19% certificates of deposit. At June 30, 2014, 32.41% of the total deposits of $345.4 million were non-interest-bearing compared to 32.36% of the Company’s total deposits of $358.5 million at December 31, 2013 being non-interest bearing. As of June 30, 2014 and December 31, 2013, the Company had $33.4 million and $54.6 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry. The Company’s business is not seasonal in nature. The Company accepts deposits in excess of $100 thousand from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Accounts Registry Service (“CDARS”) program, the Bank had brokered deposits of $771 thousand as of June 30, 2014 compared to $2.0 million as of December 31, 2013.

Borrowings

As of June 30, 2014, the Company had $24 million in Federal Home Loan Bank of Boston (FHLBB) borrowings on its balance sheet compared to $30 million as of December 31, 2013. All of these advances are short term and range from 1 month to 3 months in duration. Of the total of $24 million in advances as of June 30, 2014, $4 million matured on July 7, 2014, $6 million matured on July 9, 2014, $2 million matured on July 16, 2014, $2 million matured on July 18, 2014, $4 million matured on July 23, 2014, $4 million matured on July 25, 2014 and $2 million matured on August 1, 2014. All of these matured advances were timely repaid.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings and the acquisition of additional deposit liabilities. One method the bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Accounts Registry Service (“CDARS”). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits currently in effect, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of June 30, 2014, the Company had $771 thousand of deposits in the CDARS network compared to $2.0 million of deposits in the CDARS network as of December 31, 2013.

Liquidity of a financial institution, such as the Bank, is measured by its ability to have sufficient liquid assets to meet its short term obligations. The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of June 30, 2014, the Company held $15.6 million in cash and cash equivalents, net of required FRB reserves of $7.2 million, and $68.9 million in available-for-sale securities, net of pledged securities of $15.5 million, for total liquid assets of $84.5 million. At June 30, 2014, the Company anticipated short-term liability obligations of $65.1 million for a basic surplus of $19.4 million, representing 4.8% of total assets. As of December 31, 2013, the Company held $32.3 million in cash and cash equivalents, net of required FRB reserves of $6.3 million, and $72.0 million in available-for-sale securities, net of pledged securities of $15.4 million, for total liquid assets of $104.3 million. At December 31, 2013, the Company’s anticipated short term liability obligations were $75.7 million for a basic surplus of $28.6 million, which represented 6.8% of total assets.

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

At June 30, 2014 and December 31, 2013, the Company’s capital exceeded all minimum regulatory requirements and the Company was considered to be “well capitalized” as defined in the regulations issued by the FDIC.

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Federal Reserve Board’s final rules and the FDIC’s interim final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations will also be required to have a total capital ratio of 8% (unchanged from current rules) and a Tier 1 leverage ratio of 4% (unchanged from current rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% in addition to the amount necessary to meet the minimum revised capital requirements. The rules become effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning in January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and would increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk weighted assets. Management is currently evaluating the provisions of these rules and their expected impact on the Company and the Bank.

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

Off Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, the Company had in place mandatory commitments to sell approximately $11.1 million and $4.4 million, respectively, of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac).

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

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

10.1

Split Dollar Life Insurance Agreement, dated as of April 29, 2014, by and between The Simsbury Bank & Trust Company, Inc, and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 29, 2014)

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

SBT BANCORP, INC.

Date: August 14, 2014	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: August 14, 2014	By:	/s/ Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

3(i).2

Certificate of Amendment to the Certificate of Incorporation of SBT Bancorp, Inc. establishing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August August 12, 2011)

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.(ii) of the Company's Form 8-K filed on March 22, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB (SEC File No. 000-51832) filed on May 15, 2006)

10.1

Split Dollar Life Insurance Agreement, dated as of April 29, 2014, by and between The Simsbury Bank & Trust Company, Inc, and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 29, 2014)

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