Form 10-Q
period 2014-09-30
SBT Bancorp, Inc.
filed 2014-11-14
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, the registrant had 901,211 shares of its Common Stock, no par value per share, outstanding.

table of contents

SBT Bancorp, Inc. and Subsidiary

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	4

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)	5

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)	6

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2014 and 2013 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (unaudited)	8

Notes to Condensed Consolidated Financial Statements – (unaudited)	9 - 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 - 32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Mine Safety Disclosures	33

Item 5. Other Information	33

Item 6. Exhibits	33-34

SIGNATURES	35

EXHIBIT INDEX	36

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share amounts)

	9/30/14	12/31/13
	(Unaudited)
ASSETS
Cash and due from banks	$8,535	$13,355
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	13,599	24,165
Money market mutual funds	486	346
Federal funds sold	53	724
Cash and cash equivalents	22,673	38,590

Investments in available-for-sale securities (at fair value)	85,051	87,449
Federal Home Loan Bank stock, at cost	1,260	2,196
Loans held-for-sale	7,140	2,861

Loans	282,593	279,667
Less allowance for loan losses	2,761	2,792
Loans, net	279,832	276,875

Premises and equipment, net	1,517	1,618
Accrued interest receivable	1,020	1,074
Other real estate owned	130	-
Bank owned life insurance	7,130	6,729
Other assets	4,613	4,456
Total assets	$410,366	$421,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$100,685	$116,015
Savings and NOW deposits	211,843	173,500
Time deposits	63,612	68,989
Total deposits	376,140	358,504
Securities sold under agreements to repurchase	3,845	4,390
Federal Home Loan Bank advances	-	30,000
Other liabilities	1,591	1,558
Total liabilities	381,576	394,452

Stockholders' equity:
Preferred stock, senior non-cumulative perpetual, Series C, no par; 9,000 shares issued and outstanding at September 30, 2014 and December 31, 2013; liquidation value of $1,000 per share	8,985	8,976
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 901,625 shares and 901,211 shares, respectively, at September 30, 2014 and 900,264 shares and 899,850 shares, respectively, at December 31, 2013	10,116	10,136
Retained earnings	10,345	10,347
Treasury stock, 414 shares	(7)	(7)
Unearned compensation-restricted stock awards	(235)	(401)
Accumulated other comprehensive loss	(414)	(1,655)
Total stockholders' equity	28,790	27,396
Total liabilities and stockholders' equity	$410,366	$421,848

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for per share amounts)

	For the three months ended		For the nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Interest and dividend income:
Interest and fees on loans	$2,599	$2,541	$7,753	$7,195
Investment securities	431	522	1,351	1,612
Federal funds sold and overnight deposits	28	8	60	29
Total interest and dividend income	3,058	3,071	9,164	8,836
Interest expense:
Deposits	213	219	647	655
Federal Home Loan Bank advances	1	-	3	8
Repurchase agreements	2	7	9	3
Total interest expense	216	226	659	666

Net interest and dividend income	2,842	2,845	8,505	8,170

Provision for loan losses	25	120	55	230

Net interest and dividend income after provision for loan losses	2,817	2,725	8,450	7,940
Noninterest income:
Service charges on deposit accounts	119	118	353	368
(Loss) gain on sales and writedowns of available-for-sale securities, net	-	(6)	96	98
Other service charges and fees	173	116	556	479
Increase in cash surrender value of life insurance policies	55	51	151	159
Gain on loans sold and commission fee income	261	111	382	1,203
Investment services fees and commissions	43	87	172	172
Other income	16	9	74	8
Total noninterest income	667	486	1,784	2,487
Noninterest expense:
Salaries and employee benefits	1,564	1,631	5,140	5,088
Occupancy expense	363	290	1,030	849
Equipment expense	112	69	340	188
Advertising and promotions	177	235	461	593
Forms and supplies	45	42	139	109
Professional fees	167	134	377	386
Directors’ fees	65	62	196	187
Correspondent charges	42	77	173	242
Postage	-	23	31	66
FDIC assessment	80	64	285	119
Data processing	170	156	490	434
Other expenses	388	377	1,187	939
Total noninterest expense	3,173	3,160	9,849	9,200
Income before income taxes	311	51	385	1,227
Income tax provision (benefit)	53	(34)	(66)	224
Net income	$258	$85	$451	$1,003
Net income available to common stockholders	$233	$56	$375	$923
Weighted average shares outstanding, basic	883,998	871,055	882,158	870,695
Earnings per common share, basic	$0.26	$0.06	$0.42	$1.06
Weighted average shares outstanding, assuming dilution	888,335	877,916	886,694	876,185
Earnings per common share, assuming dilution	$0.26	$0.06	$0.42	$1.05

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$258	$85	$451	$1,003
Other comprehensive (loss) income, net of tax:
Net change in unrealized holding gain/loss on securities available-for-sale	(250)	(6)	1,977	(3,241)
Reclassification adjustment for net realized losses (gains) in net income	-	6	(96)	(98)
Other comprehensive (loss) income, before tax	(250)	-	1,881	(3,339)
Income tax benefit (expense) related to items of other comprehensive (loss) income	85	-	(640)	1,136
Other comprehensive (loss) income, net of tax	(165)	-	1,241	(2,203)
Comprehensive income (loss)	$93	$85	$1,692	$(1,200)

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

					Unearned	Accumulated
	Preferred				Compensation-	Other
	Stock	Common	Treasury	Retained	Restricted	Comprehensive
	Series C	Stock	Stock	Earnings	Stock Awards	(Loss) Income	Total
Balance, December 31, 2012	$8,964	$9,901	$(7)	$9,819	$(368)	$1,128	$29,437
Net income	-	-	-	1,003	-	-	1,003
Other comprehensive loss, net of tax	-	-	-	-	-	(2,203)	(2,203)
Preferred stock dividend-SBLF	-	-	-	(71)	-	-	(71)
Preferred stock amortization (accretion)	9	-	-	(9)	-	-	-
Stock based compensation	-	-	-	-	117	-	117
Dividends declared common stock	-	-	-	(376)	-	-	(376)
Common stock issued	-	28	-	-	-	-	28
Balance, September 30, 2013	$8,973	$9,929	$(7)	$10,366	$(251)	$(1,075)	$27,935

Balance, December 31, 2013	$8,976	$10,136	$(7)	$10,347	$(401)	$(1,655)	$27,396
Net income	-	-	-	451	-	-	451
Other comprehensive income, net of tax	-	-	-	-	-	1,241	1,241
Preferred stock dividend-SBLF	-	-	-	(67)	-	-	(67)
Preferred stock amortization (accretion)	9	-	-	(9)	-	-	-
Stock based compensation	-	-	-	-	117	-	117
Dividends declared common stock	-	-	-	(377)	-	-	(377)
Forfeited restricted stock awards	-	(90)	-	-	90	-	-
Restricted stock awards	-	41	-	-	(41)	-	-
Common stock issued	-	29	-	-	-	-	29
Balance, September 30, 2014	$8,985	$10,116	$(7)	$10,345	$(235)	$(414)	$28,790

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the nine months ended
	9/30/2014	9/30/2013
Cash flows from operating activities:
Net income	$451	$1,003
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Interest capitalized on interest-bearing time deposits with other banks	-	(100)
Amortization of securities, net	301	482
Amortization of mortgage servicing rights	285	185
Writedown of available-for-sale securities	7	14
Gain on sales of available-for-sale securities	(103)	(112)
Change in deferred loan origination costs, net	(79)	(295)
Provision for loan losses	55	230
Loans originated for sale	(28,920)	(55,814)
Proceeds from sales of loans	24,979	56,728
Gains on sales of loans	(338)	(914)
Writedown on other real estate owned	25	96
Loss on sale of other real estate owned	1	-
Depreciation and amortization	294	163
Accretion on impairment of operating lease	(33)	(22)
Increase in other assets	(953)	(195)
Decrease in interest receivable	54	18
(Increase) decrease in taxes receivable	(67)	154
Increase in cash surrender value of bank owned life insurance	(151)	(160)
Stock-based compensation	117	117
Increase (decrease) in other liabilities	14	(288)
Increase in interest payable	49	19
Net cash (used in) provided by operating activities	(4,012)	1,309

Cash flows from investing activities:
Maturities and redemptions of interest-bearing time deposits with other banks	-	1,075
Redemption (purchases) of Federal Home Loan Bank stock	936	(1,218)
Purchases of available-for-sale securities	(3,011)	(35,184)
Proceeds from maturities of available-for-sale securities	5,946	21,373
Proceeds from sales of available-for-sale securities	1,139	5,649
Loan originations and principal collections, net	8,283	(36,762)
Loans purchased	(11,925)	(4,925)
Recoveries of loans previously charged off	14	6
Proceeds from sale of other real estate owned	539	-
Premium paid on bank owned life insurance	(250)	-
Capital expenditures	(255)	(909)
Net cash provided by (used in) investing activities	1,416	(50,895)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	23,013	24,063
Decrease in time deposits	(5,377)	(657)
Net (decrease) increase in securities sold under agreements to repurchase	(545)	362
(Paydown of) proceeds from Federal Home Loan Bank advances	(30,000)	10,000
Proceeds from issuance of common stock	29	28
Dividends paid - preferred stock	(67)	(71)
Dividends paid - common stock	(374)	(363)
Net cash (used in) provided by financing activities	(13,321)	33,362

Net decrease in cash and cash equivalents	(15,917)	(16,224)
Cash and cash equivalents at beginning of period	38,590	34,100
Cash and cash equivalents at end of period	$22,673	$17,876

Supplemental disclosures:
Interest paid	$610	$647
Income taxes paid	1	70
Loans transferred to other real estate owned	695	-

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity of SBT Bancorp, Inc. (the “Company”) for the periods presented. The Company’s only business is its investment in The Simsbury Bank & Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

While management believes that the disclosures presented are adequate so as to not make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2013.

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2014, the Company maintained a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the nine months ended September 30, 2014, the Company recognized $117 thousand in stock-based employee compensation expense. During the nine months ended September 30, 2013, the Company recognized $117 thousand in stock-based employee compensation expense.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted. ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” This ASU applies to entities that meet the following criteria:

1.	they are required to consolidate a collateralized entity under the Variable Interest Entities guidance;
2.

they measure all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other FASB rules; and

3.	those changes in fair value are reflected in earnings.

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820, “Fair Value Measurement,” and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government - Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1.	the loan has a government guarantee that is not separable from the loan before foreclosure;
2.

at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and

3.	at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and liabilities carried at fair value for September 30, 2014 and December 31, 2013. The Company did not have any significant transfers of assets or liabilities to and from Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2014.

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

Loans held-for-sale: Fair values for the loans held-for-sale are estimated based on outstanding investor commitments, or in the absence of such commitments, are based on current investor yield requirements.

The Company’s fair values of loans and deposits, as reported in this footnote, are classified within level 3 of the fair value hierarchy. Fair values for these assets and liabilities are based on management estimates derived from revaluing these securities at prevailing current interest rates.

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

The following summarizes assets measured at fair value at September 30, 2014 and December 31, 2013.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(Dollars In Thousands)
September 30, 2014:
Debt securities issued by U.S. government corporations and agencies	$18,543	$-	$18,543	$-
Obligations of states and municipalities	16,021	-	16,021	-
Mortgage-backed securities	49,962	-	49,962	-
SBA loan pools	525	-	525	-
	$85,051	$-	$85,051	$-

December 31, 2013:
Debt securities issued by U.S. government corporations and agencies	$18,247	$-	$18,247	$-
Obligations of states and municipalities	13,973	-	13,973	-
Mortgage-backed securities	54,568	-	54,568	-
SBA loan pools	661	-	661	-
	$87,449	$-	$87,449	$-

Assets Measured at Fair Value on a Nonrecurring Basis

	Fair Value Measurements at Reporting Date Using:
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(Dollars In Thousands)
September 30, 2014:
Other real estate owned	$130	$-	$-	$130
	$130	$-	$-	$130

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$22,673	$22,673	$-	$-	$22,673
Available-for-sale securities	85,051	-	85,051	-	85,051
Federal Home Loan Bank stock	1,260	1,260	-	-	1,260
Loans held-for-sale	7,140	-	-	7,247	7,247
Loans, net	279,832	-	-	286,942	286,942
Accrued interest receivable	1,020	1,020	-	-	1,020

Financial liabilities:
Deposits	376,140	-	376,472	-	376,472
Securities sold under agreements to repurchase	3,845	-	3,845	-	3,845

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$38,590	$38,590	$-	$-	$38,590
Available-for-sale securities	87,449	-	87,449	-	87,449
Federal Home Loan Bank stock	2,196	2,196	-	-	2,196
Loans held-for-sale	2,861	-	-	2,909	2,909
Loans, net	276,875	-	-	277,539	277,539
Accrued interest receivable	1,074	1,074	-	-	1,074

Financial liabilities:
Deposits	358,504	-	358,961	-	358,961
Securities sold under agreements to repurchase	4,390	-	4,390	-	4,390
Federal Home Loan Bank advances	30,000	-	30,000	-	30,000

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2014 and September 30, 2013:

	For the three months ended
	9/30/14	9/30/13
	(In Thousands, Except Share and Per Share Data)
Basic earnings per share computation:
Net income	$258	$85
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(22)	(26)
Net income available to common stockholders	$233	$56

Weighted average shares outstanding, basic	883,998	871,055

Basic earnings per share	$0.26	$0.06

Diluted earnings per share computation:
Net income	$258	$85
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(22)	(26)
Net income available to common stockholders	$233	$56

Weighted average shares outstanding, before dilution	883,998	871,055
Dilutive potential shares	4,337	6,861
Weighted average shares outstanding, assuming dilution	888,335	877,916

Diluted earnings per share	$0.26	$0.06

	For the nine months ended
	9/30/14	9/30/13
	(In Thousands, Except Share and Per Share Data)
Basic earnings per share computation:
Net income	$451	$1,003
Preferred stock net accretion	(9)	(9)
Cumulative preferred stock dividends	(67)	(71)
Net income available to common stockholders	$375	$923

Weighted average shares outstanding, basic	882,158	870,695

Basic earnings per share	$0.42	$1.06

Diluted earnings per share computation:
Net income	$451	$1,003
Preferred stock net accretion	(9)	(9)
Cumulative preferred stock dividends	(67)	(71)
Net income available to common stockholders	$375	$923

Weighted average shares outstanding, before dilution	882,158	870,695
Dilutive potential shares	4,536	5,490
Weighted average shares outstanding, assuming dilution	886,694	876,185

Diluted earnings per share	$0.42	$1.05

NOTE 6 – INVESTMENT SECURITIES

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
September 30, 2014
Debt securities issued by U.S. government corporations and agencies	$1,060	$3	$17,483	$219	$18,543	$222
Obligations of states and municipalities	1,014	24	1,757	56	2,771	80
Mortgage-backed securities	3,292	15	39,741	1,178	43,033	1,193
Total temporarily impaired securities	5,366	42	58,981	1,453	64,347	1,495

Other-than-temporarily impaired securities
Mortgage-backed securities	-	-	319	29	319	29
Total temporarily impaired and other-than-temporarily impaired securities	$5,366	$42	$59,300	$1,482	$64,666	$1,524

December 31, 2013:
Debt securities issued by U.S. government corporations and agencies	$18,247	$520	$-	$-	$18,247	$520
Obligations of states and municipalities	3,340	198	-	-	3,340	198
Mortgage-backed securities	42,185	1,958	6,240	359	48,425	2,317
Total temporarily impaired securities	63,772	2,676	6,240	359	70,012	3,035

Other-than-temporarily impaired securities
Mortgage-backed securities	-	-	331	40	331	40
Total temporarily impaired and other- than-temporarily impaired securities	$63,772	$2,676	$6,571	$399	$70,343	$3,075

The investments in the Company’s investment portfolio that were temporarily impaired as of September 30, 2014 consisted of debt issued by states and municipalities and U.S. government agencies and sponsored enterprises. The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis. As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary.

The following table summarizes the amounts and distribution of the Bank’s investment securities held as of September 30, 2014 and December 31, 2013:

	Investment Portfolio
	(Dollars in thousands)

	September 30, 2014
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value	Yield
Available-for-sale securities:
U.S government and agency securities
Due after one year through five years	$16,265	$-	$172	$16,093	1.19%
Due after five years through ten years	2,500	-	50	2,450	1.71%
Total U.S government and agency securities	18,765	-	222	18,543	1.26%

State and municipal securities
Due after one year through five years	562	27	-	589	2.26%
Due after five years through ten years	4,283	162	42	4,403	3.16%
Due after ten years through fifteen years	8,766	513	31	9,248	3.37%
Due beyond fifteen years	1,777	11	7	1,781	3.41%
Total state and municipal securities	15,388	713	80	16,021	3.33%

Mortgage-backed securities
Due within one year	1	-	-	1	3.45%
Due after one year through five years	646	16	-	662	2.94%
Due after five years through ten years	1,993	34	4	2,023	2.22%
Due after ten years through fifteen years	29,670	33	689	29,014	1.77%
Due beyond fifteen years	18,727	64	529	18,262	2.33%
Total mortgage-backed securities	51,037	147	1,222	49,962	2.01%

SBA loan pools
Due after ten years through fifteen years	488	37	-	525	4.97%
Total SBA loan pools	488	37	-	525	4.97%
Total available-for-sale securities	$85,678	$897	$1,524	$85,051	2.34%

	Investment Portfolio
	(Dollars in thousands)

	December 31, 2013
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value	Yield
Available-for-sale securities:
U.S government and agency securities
Due after one year through five years	$13,061	$-	$245	$12,816	1.08%
Due after five to ten years	5,706	-	275	5,431	1.46%
Total U.S government and agency securities	18,767	-	520	18,247	1.20%

State and municipal securities
Due after one year through five years	301	2	-	303	3.00%
Due after five years through ten years	3,412	86	98	3,400	3.08%
Due after ten years through fifteen years	10,067	303	100	10,270	3.47%
Due beyond fifteen years	-	-	-	-	-
Total state and municipal securities	13,780	391	198	13,973	3.36%

Mortgage-backed securities
Due within one year	9	-	-	9	3.98%
Due after one year through five years	761	14	-	775	2.60%
Due after five years through ten years	2,660	49	11	2,698	2.39%
Due after ten years through fifteen years	32,886	31	1,281	31,636	1.85%
Due beyond fifteen years	20,483	32	1,065	19,450	2.44%
Total mortgage-backed securities	56,799	126	2,357	54,568	2.10%

SBA loan pools
Due after one year through five years	611	50	-	661	4.60%
Total SBA loan pools	611	50	-	661	4.99%
Total available-for-sale securities	$89,957	$567	$3,075	$87,449	2.25%

During the nine months ended September 30, 2014, there were proceeds of $1.1 million from sales of available-for-sale securities. Gross realized gains on these sales amounted to $103 thousand. The tax expense applicable to these gross realized gains amounted to $35 thousand.

During the nine months ended September 30, 2013, there were proceeds of $5.6 million from sales of available-for-sale securities. Gross realized gains on these sales amounted to $112 thousand. The tax expense applicable to these gross realized gains amounted to $38 thousand.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In Thousands)
Commercial and industrial	$19,906	$18,432
Real estate - construction and land development	11,312	7,773
Real estate - residential	131,879	137,539
Real estate - commercial	46,772	48,814
Municipal	9,218	8,488
Home equity	46,167	46,742
Consumer	16,045	10,664
	281,299	278,452
Allowance for loan losses	(2,761)	(2,792)
Deferred loan origination costs, net	1,294	1,215
Net loans	$279,832	$276,875

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2014.

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

The following table presents the allowance for loan losses activity by portfolio segment for the nine months ended September 30, 2014 and September 30, 2013:

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2014:
Allowance for loan losses:
Beginning balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792
Charge-offs	(98)	-	-	-	-	(2)	-	(100)
Recoveries	11	-	-	-	3	-	-	14
(Benefit) provision	(114)	(16)	145	(26)	3	45	18	55
Ending balance	$988	$732	$356	$277	$245	$145	$18	$2,761

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2013:
Allowance for loan losses:
Beginning balance	$1,051	$586	$142	$362	$219	$99	$135	$2,594
Charge-offs	(44)	-	-	-	-	(22)	-	(66)
Recoveries	2	-	-	-	4	-	-	6
Provision (benefit)	165	173	26	(37)	(14)	40	(123)	230
Ending balance	$1,174	$759	$168	$325	$209	$117	$12	$2,764

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of September 30, 2014 and December 31, 2013:

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2014:
Allowance for loan losses:
Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: Collectively evaluated for impairment	988	732	356	277	245	145	18	2,761
Total allowance for loan losses ending balance	$988	$732	$356	$277	$245	$145	$18	$2,761

Loans:
Ending balance: Individually evaluated for impairment	$-	$873	$-	$-	$460	$-	$-	$1,333
Ending balance: Collectively evaluated for impairment	131,879	53,399	11,312	46,167	21,164	16,045	-	279,966
Total loans ending balance	$131,879	$54,272	$11,312	$46,167	$21,624	$16,045	$-	$281,299

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2013
Allowance for loan losses:
Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance: Collectively evaluated for impairment	1,189	748	211	303	239	102	-	2,792
Total allowance for loan losses ending balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792

Loans:
Ending balance: Individually evaluated for impairment	$175	$924	$222	$4	$-	$-	$-	$1,325
Ending balance: Collectively evaluated for impairment	137,364	54,234	7,551	46,738	20,576	10,664	-	277,127
Total loans ending balance	$137,539	$55,158	$7,773	$46,742	$20,576	$10,664	$-	$278,452

The following tables present the Company’s loans by risk rating as of September 30, 2014 and December 31, 2013:

	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
	(Dollars in thousands)
September 30, 2014
Grade:
Pass	$-	$49,387	$10,852	$-	$18,519	$-	$78,758
Special mention	-	4,012	-	-	3,105	-	7,117
Substandard	479	873	460	-	-	90	1,902
Loans not formally rated	131,400	-	-	46,167	-	15,955	193,522
Total	$131,879	$54,272	$11,312	$46,167	$21,624	$16,045	$281,299

December 31, 2013:
Grade:
Pass	$-	$50,520	$6,042	$-	$18,425	$-	$74,987
Special mention	-	2,661	1,163	-	1,175	-	4,999
Substandard	1,601	1,977	568	116	976	-	5,238
Loans not formally rated	135,938	-	-	46,626	-	10,664	193,228
Total	$137,539	$55,158	$7,773	$46,742	$20,576	$10,664	$278,452

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

Risk Rating 6 (Doubtful) – This risk rating is assigned to borrowers or the portion of borrowers’ loans with which the Company is no longer certain of such loans’ collectability. A specific allocation is assigned to such portion of the loans.

Risk Rating 7 (Loss) – This risk rating is assigned to loans which have been charged off or the portion of the loans that have been charged off. “Loss” does not imply that the loan, or any portion thereof, will never be repaid, nor does it imply that there has been a forgiveness of debt.

“Loans not formally rated” represent residential, home equity and consumer loans. As of September 30, 2014, $193.5 million of the total residential, home equity and consumer portfolio totaling $194.1 million were not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a loan portfolio with low delinquencies. Total non-accrual and delinquent loans on September 30, 2014 were 0.91% of total loans outstanding compared to 1.24% on December 31, 2013. The Company’s allowance for loan losses at September 30, 2014 was 0.98% of total loans compared to 0.99% as of December 31, 2013.

An age analysis of past-due loans, segregated by class of loans, as of September 30, 2014 and December 31, 2013 is as follows:

			90 Days	Total	Total	Total
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans
	(Dollars in thousands)
September 30, 2014:
Real estate:
Residential	$-	$-	$365	$365	$131,514	$131,879
Commercial	-	-	-	-	46,772	46,772
Construction and land development	-	-	-	-	11,312	11,312
Home equity	175	-	-	175	45,992	46,167
Municipal	-	-	-	-	7,500	7,500
Commercial and industrial	-	-	-	-	19,906	19,906
Municipal	-	-	-	-	1,718	1,718
Consumer	91	-	-	91	15,954	16,045
Total	$266	$-	$365	$631	$280,668	$281,299

December 31, 2013:
Real estate:
Residential	$-	$720	$1,253	$1,973	$135,566	$137,539
Commercial	-	-	924	924	47,890	48,814
Construction and land development	-	-	204	204	7,569	7,773
Home equity	-	94	83	177	46,565	46,742
Municipal	-	-	-	-	6,344	6,344
Commercial and industrial	-	-	-	-	18,432	18,432
Municipal	-	-	-	-	2,144	2,144
Consumer	128	-	26	154	10,510	10,664
Total	$128	$814	$2,490	$3,432	$275,020	$278,452

The following tables set forth information regarding nonaccrual loans as of September 30, 2014 and December 31, 2013:

Real estate:	September 30, 2014	December 31, 2013
	(Dollars in thousands)	(Dollars in thousands)
Residential	$602	$1,597
Commercial	873	924
Construction and land development	-	222
Home equity	-	83
Commercial and industrial	460	-
Consumer	2	23
Total	$1,937	$2,849

There were no loans 90 days or more past due and still accruing as of September 30, 2014 and December 31, 2013.

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the nine months ended September 30, 2014 and the year ended December 31, 2013:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
September 30, 2014
With no related allowance recorded:
Real Estate:
Commercial	$873	$873	$-	$899	$-
Construction and land development	-	-	-	147	-
Commercial and industrial	460	460	-	474	-
Total impaired with no related allowance	$1,333	$1,333	$-	$1,520	$-

Total
Real Estate:
Commercial	$873	$873	$-	$899	$-
Construction and land development	-	-	-	147	-
Commercial and industrial	460	460	-	474	-
Total impaired loans	$1,333	$1,333	$-	$1,520	$-

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
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

There were no loans modified as a troubled debt restructure during the nine months ended September 30, 2014.

There were no loans modified as a troubled debt restructure during the year ended December 31, 2013.

The balance of mortgage servicing rights included in other assets at September 30, 2014 and December 31, 2013 was $1.48 million and $1.41 million, respectively. Mortgage servicing rights of $58 thousand and $925 thousand were capitalized for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. Amortization of mortgage servicing rights was $285 thousand and $300 thousand for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. The fair value of these rights was $1.94 million and $1.67 million as of September 30, 2014 and December 31, 2013, respectively.

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $166.7 million and $148.0 million as of September 30, 2014 and December 31, 2013, respectively.

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

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the reclassification disclosure for the three months and nine months ended September 30, 2014 and 2013:

	9/30/2014	9/30/2013
Three months ended:	(Dollars in thousands)
Change in net unrealized holding gain/loss on available-for-sale securities	$(250)	$(6)
Reclassification adjustment for realized gains and writedowns, net, in net income (1)	-	6
Other comprehensive loss before income tax effect	(250)	-
Income tax benefit	85	-
Other comprehensive loss, net of tax	$(165)	$-

	9/30/2014	9/30/2013
Nine months ended:	(Dollars in thousands)
Change in net unrealized holding gain/loss on available-for-sale securities	$1,977	$(3,241)
Reclassification adjustment for realized gains and writedowns, net, in net income (1)	(96)	(98)
Other comprehensive income (loss) before income tax effect	1,881	(3,339)
Income tax (expense) benefit	(640)	1,136
Other comprehensive income (loss), net of tax	$1,241	$(2,203)

Reclassification adjustments are comprised of realized security gains/losses and writedowns.  The gains/losses and writedowns have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of operations as follows: the pre-tax amount is included in  gain on sales and writedowns of available- for- sale securities, net, the tax expense amount is included in income tax provision (benefit) and the after tax amount is included in net income.

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 not misleading have been made.

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

Overview

For the nine months ended September 30, 2014, net income amounted to $451 thousand, or $0.42 per diluted share. This compares to net income of $1.003 million, or $1.05 per diluted share, for the nine months ended September 30, 2013. Total assets as of September 30, 2014 were $410 million.

Key financial highlights for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 include total asset growth of $3.4 million or 0.8%, deposit growth of $12.3 million or 3.4% and loan growth, including loans held-for-sale, of $11.9 million or 4.3%. Non-interest income decreased by $703 thousand or 28% to $1.8 million for the nine months ended September 30, 2014 compared to the same period ended September 30, 2013.

For the third quarter of 2014, non-interest income increased $181 thousand or 37% to $667 thousand from $486 thousand for the third quarter of 2013. The Company’s basic and diluted earnings per share was $0.26 for the third quarter of 2014, an increase of $0.20 from the basic and diluted earnings per share of $0.06 for the third quarter of 2013. Total non-accrual loans and loans 30 or more days past due decreased to 0.91% of total loans outstanding as of September 30, 2014 from 1.24% of total loans outstanding as of September 30, 2013.

Total deposits at September 30, 2014 were $376 million, an increase of $12 million or 3% over a year ago. This growth was mainly in savings and NOW deposits. As of September 30, 2014, 27% of total deposits were in non-interest bearing demand accounts, 56% were in low-cost savings and NOW accounts and 17% were in time deposits.

At September 30, 2014, loans outstanding, including loans held-for-sale, were $290 million, an increase of $12 million, or 4%, over a year ago. Commercial loans grew by $7 million or 9% and residential mortgage loans, including loans held-for-sale, grew by $1.5 million or 1% while consumer loans grew by $3 million or 6%. The profile of the Company’s loan portfolio remains relatively low-risk. The Company’s allowance for loan losses at September 30, 2014 was 0.98% of total loans. The Company had non-accrual loans totaling $1.9 million equal to 0.69% of total loans as of September 30, 2014 compared to non-accrual loans totaling $2.9 million or 1.05% of total loans as of September 30, 2013. Total non-accrual and delinquent loans as of September 30, 2014 were 0.91% of loans outstanding compared to 1.24% of total loans outstanding as of September 30, 2013.

Total revenues, consisting of net interest and dividend income plus non-interest income, were $3.5 million in the third quarter of 2014 compared to $3.3 million for the third quarter of 2013, an increase of $178 thousand or 5% that was attributable mainly to the increase in gains on loans sold and commission fee income. Net interest and dividend income decreased by $3 thousand or 0.11%, primarily due to a decrease in interest earned on the investment securities portfolio, which was partially offset by an increase in interest and fees on loans. Non-interest income increased by $181 thousand or 37% primarily due to the increase in gain on loans sold and commission fee income in the amount of $150 thousand.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) for the nine months ended September 30, 2014 was 2.98% compared to 3.09% for the nine months ended September 30, 2013. The Company’s yield on earning assets decreased 14 basis points to 3.20%, while the cost of funds remained the same at 0.33% for the nine months ended September 30, 2014 compared to the same period of 2013.

Total non-interest expenses increased by $13 thousand or 0.4% to $3.173 million for the third quarter of 2014 from $3.160 million for the third quarter of 2013. This increase was primarily due to a $73 thousand increase in occupancy expense, a $43 thousand increase in equipment expense and a $33 thousand increase in professional fees. These increases were partially offset by decreases in salary and employee benefits in the amount of $67 thousand and advertising and promotions expense in the amount of $58 thousand.

Capital levels for the Bank as of September 30, 2014 were above those required to meet the regulatory “well-capitalized” designation, as follows:

	Capital Ratios
	9/30/2014
	The Simsbury Bank
	& Trust Company	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	6.78%	5.00%
Tier 1 Risk-Based Capital Ratio	11.67%	6.00%
Total Risk-Based Capital Ratio	12.79%	10.00%

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

Net interest and dividend income after provision for loan losses plus non-interest income was $3.5 million for the third quarter of 2014 compared to $3.2 million for the third quarter of 2013. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 2.89% for the quarter ended September 30, 2014 from 3.15% for the quarter ended September 30, 2013. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.80% for the quarter ended September 30, 2014 from 3.07% for the quarter ended September 30, 2013. The Company’s cost of deposits and borrowings decreased to 0.31% for the third quarter ended September 30, 2014 from 0.33% for the third quarter ended September 30, 2013.

Net interest and dividend income after provision for loan losses plus non-interest income was $10.2 million for the first nine months of 2014 compared to $10.4 million for the first nine months of 2013. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 2.98% for the nine months ended September 30, 2014 from 3.09% for the nine months ended September 30, 2013. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.87% for the nine months ended September 30, 2014 from 3.01% for the nine months ended September 30, 2013. The Company’s cost of deposits and borrowings remained the same at 0.33% for both the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines. The total allowance for loan losses at September 30, 2014 was $2.761 million or 0.98% of outstanding loans compared to $2.764 million or 1.00% of outstanding loans as of September 30, 2013. The Company charged off one loan totaling $2 thousand in the third quarter of 2014 compared to no loans in the third quarter of 2013. During the third quarter of 2014, the Company had five recoveries totaling $1 thousand compared to five recoveries totaling $1 thousand for the third quarter of 2013. The Company believes the allowance for loan losses is appropriate. For the nine months ended September 30, 2014, the Company charged off 6 loans totaling $100 thousand compared to 5 loans totaling $66 thousand for the nine months ended September 30, 2013. The Company had 19 recoveries totaling $14 thousand in the nine months ended September 30, 2014 compared to 20 recoveries totaling $7 thousand for the nine months ended September 30, 2013.

Non-interest Income and Non-interest Expense

Total non-interest income (which is derived mainly from service and overdraft charges) for the three months ended September 30, 2014 was $667 thousand compared to $486 thousand for the same period in the prior year. Total non-interest income for the nine months ended September 30, 2014 was $1.78 million compared to $2.49 million for the nine months ended September 30, 2013. The increase in non-interest income for the three months ended September 30, 2014 was primarily due to an increase in gain on loans sold while the decrease in non-interest income for the nine months ended September 30, 2014 was primarily due to the decrease in gain on loans sold. At September 30, 2014, the Company had 21,741 deposit accounts compared to 21,077 deposit accounts at September 30, 2013.

Total non-interest expenses for the three months ended September 30, 2014 was $3.17 million compared to $3.16 million for the same period in the prior year. The ratio of annualized operating expenses to average assets was 3.10% for the third quarter of 2014 compared to 3.23% for the third quarter of 2013. Total non-interest expenses for the nine months ended September 30, 2014 was $9.8 million compared to $9.2 million for the nine months ended September 30, 2013. The increase in non-interest expenses for the three and nine months ended September 30, 2014 was primarily due to an increase in occupancy and equipment expense, other expenses and an increase in the FDIC assessment which partially offset a decrease in advertising and promotions expense.

Salaries and employee benefits comprised approximately 49% of total non-interest expenses for the three months ended September 30, 2014 and 52% of total non-interest expenses for the same period in the prior year. Other major categories included occupancy and equipment, which comprised approximately 15% of non-interest expenses for the three months ended September 30, 2014 and 11% of non-interest expenses for the three months ended September 30, 2013; advertising and promotions expenses, which comprised approximately 6% of total non-interest expenses for the three months ended September 30, 2014 compared to 7% for the three months ended September 30, 2013; and FDIC assessment, which comprised approximately 3% of non-interest expenses for the three months ended September 30, 2014 compared to 2% for the three months ended September 30, 2013. Other expenses comprised approximately 12% of the total non-interest expenses for the quarters ended September 30, 2014 and 2013.

Salaries and employee benefits comprised approximately 52% of total non-interest expenses for the nine months ended September 30, 2014 compared to 55% for the same nine month period ended September 30, 2013. Other major categories included occupancy and equipment, which comprised approximately 14% of non-interest expenses for the nine months ended September 30, 2014 and 11% for the nine months ended September 30, 2013; advertising and promotions expenses, which comprised approximately 5% of total non-interest expenses for the nine months ended September 30, 2014 and 6% of total non-interest expenses for the nine months ended September 30, 2013; data processing fees which comprised approximately 5% of total non-interest expenses for both the nine months ended September 30, 2014 and 2013; and other expenses which comprised 12% of total non-interest expenses for the nine months ended September 30, 2014, compared to 10% for the nine months ended September 30, 2013.

Income Taxes

The effective income tax rate for the three months ended September 30, 2014 and 2013 was 17.0% and (66.7%), respectively. The Company recorded a tax provision of $53 thousand in the third quarter of 2014, compared to a tax benefit of $34 thousand in the third quarter of 2013 as the Company’s core earnings were lower in relation to tax exempt income, thereby creating a tax benefit in 2013. Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company will no longer incur state income tax liability except for the minimum tax since the PIC’s earnings, net of certain allocated expenses, are exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair market value of investments in available-for-sale securities as of September 30, 2014 was $85.1 million, which was 0.7% below amortized cost, compared to $87.4 million, which was 2.8% below amortized cost, as of December 31, 2013. The Company has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, and equity securities until recovery to cost basis occurs.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.” ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company’s investment portfolio on an ongoing basis. As of September 30, 2014, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At September 30, 2014, the Company had 35 securities with a carrying value totaling $15.5 million pledged for such purposes. At December 31, 2013, the Company had 41 securities with a carrying value totaling $15.4 million pledged for such purposes.

As of September 30, 2014 and December 31, 2013, the Company’s investment portfolio consisted of U.S. government and agency securities, municipal securities, mortgage-backed securities and SBA loan pools. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of the end of the third quarter of 2014 was comprised of approximately 71% mortgage and consumer loans and 29% commercial loans. The Company does not have any concentrations in its loan portfolio by industry or group of industries. However, as of September 30, 2014 and December 31, 2013, approximately 67% and 70%, respectively, of the Company’s loans were secured by residential real property located in Connecticut.

There were approximately $132.0 million of residential mortgage loans as of September 30, 2014, which represented a 4.1% decrease from December 31, 2013. The Company sold sixty three loans in the three months ended September 30, 2014 with an aggregate principal balance of $14.1 million, which resulted in a gain of $216 thousand. For the nine months ended September 30, 2014, the Company sold one hundred twenty loans with an aggregate principal balance of $25.0 million, which resulted in a gain of $337 thousand. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and Federal Home Loan Bank.

At September 30, 2014, the Company had total consumer loan balances of approximately $16 million, representing a 50.0% increase from the consumer loan balances at December 31, 2013. As of September 30, 2014, the Company had approximately $15.6 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $10.7 million in auto loans purchased from BCI on its books as of December 31, 2013. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI. As part of the agreement, BCI services the loans for the Company.

The September 30, 2014 balance for commercial and commercial real estate loans, including construction loans, was $83.4 million, a 5.1% increase from the commercial and commercial real estate loans balance at December 31, 2013. The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Company is subject to certain lending limits. With certain exceptions, the Company is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Company’s capital and reserves. Credit equaling an additional 10% of the Company’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral. As of September 30, 2014, the Company’s lending limits were $4.7 million and $7.8 million, respectively. As of December 31, 2013, these lending limits were $4.5 million and $7.5 million, respectively. The Company sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Company had 9 non-accrual loans at September 30, 2014 with an aggregate balance of approximately $1.9 million, compared to 15 non-accrual loans at December 31, 2013 with an aggregate balance of approximately $2.8 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the lesser of the Company’s recorded investment or the fair value less estimated costs to sell. At September 30, 2014, the Company had one OREO property, which was carried on the books at $130 thousand.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructure (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. The Company had no TDR loans as of September 30, 2014 and as of December 31, 2013.

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

The Company had classified (substandard and special mention) loans with an aggregate outstanding balance of $9.0 million as of September 30, 2014 compared to $10.2 million as of December 31, 2013. The Company had no exposure to sub-prime loans in its loan portfolio as of September 30, 2014 and December 31, 2013, respectively. The Company’s overall asset quality and loan loss reserves of 0.98% of loans as of September 30, 2014 compared favorably to its peer banks.

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

Deposits

Deposits are the Company’s primary source of funds. At September 30, 2014, the Company had a deposit mix of 37% checking, 46% savings and 17% certificates of deposit. The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2013, the deposit mix was 32% checking, 49% savings, and 19% certificates of deposit. At September 30, 2014, 26.77% of the total deposits of $376.1 million were non-interest-bearing compared to 32.36% of the Company’s total deposits of $358.5 million at December 31, 2013 being non-interest bearing. As of September 30, 2014 and December 31, 2013, the Company had $85.4 million and $54.6 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry. The Company’s business is not seasonal in nature. The Company accepts deposits in excess of $100 thousand from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Accounts Registry Service (“CDARS”) program, the Bank had brokered deposits of $771 thousand as of September 30, 2014 compared to $2.0 million as of December 31, 2013.

Borrowings

As of September 30, 2014, the Company had no advances from the Federal Home Loan Bank of Boston (FHLBB) compared to $30 million as of December 31, 2013. All advances as of December 31, 2013 matured and were timely repaid.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings and the acquisition of additional deposit liabilities. One method the bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Accounts Registry Service (“CDARS”). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits currently in effect, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of September 30, 2014, the Company had $771 thousand of deposits in the CDARS network compared to $2.0 million of deposits in the CDARS network as of December 31, 2013.

Liquidity of a financial institution, such as the Bank, is measured by its ability to have sufficient liquid assets to meet its short term obligations. The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of September 30, 2014, the Company held $16.0 million in cash and cash equivalents, net of required FRB reserves of $6.6 million, and $69.6 million in available-for-sale securities, net of pledged securities of $15.5 million, for total liquid assets of $85.6 million. At September 30, 2014, the Company anticipated short-term liability obligations of $53.0 million for a basic surplus of $32.6 million, representing 7.9% of total assets. As of December 31, 2013, the Company held $32.3 million in cash and cash equivalents, net of required FRB reserves of $6.3 million, and $72.0 million in available-for-sale securities, net of pledged securities of $15.4 million, for total liquid assets of $104.3 million. At December 31, 2013, the Company’s anticipated short term liability obligations were $75.7 million for a basic surplus of $28.6 million, which represented 6.8% of total assets.

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

At September 30, 2014 and December 31, 2013, the Company’s capital exceeded all minimum regulatory requirements and the Company was considered to be “well capitalized” as defined in the regulations issued by the FDIC.

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Federal Reserve Board’s final rules and the FDIC’s interim final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations will also be required to have a total capital ratio of 8% (unchanged from current rules) and a Tier 1 leverage ratio of 4% (unchanged from current rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% in addition to the amount necessary to meet the minimum revised capital requirements. The rules become effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning in January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and would increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. Management has evaluated the provisions of these rules and their expected impact on the Company and the Bank.

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

Off Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, the Company had in place mandatory commitments to sell approximately $7.1 million and $4.4 million, respectively, of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac).

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SBT BANCORP, INC.

	By:	/s/ Martin J. Geitz
Date: November 14, 2014		Martin J. Geitz
Chief Executive Officer

Date: November 14, 2014	By:	/s/ Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company's Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

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