Form 10-K
period 2014-12-31
SBT Bancorp, Inc.
filed 2015-03-26
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter, is $16,778,465.

As of March 26, 2015, 897,691 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SBT Bancorp, Inc.’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be held May 12, 2015 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

INDEX [update page numbers]

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

The Bank has five ATMs; two at its main office, and one each at the other branch/business offices. The ATMs generate activity fees based upon utilization by other banks' customers.

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

During the third quarter of 2011, the Company received $9 million in capital through the Small Business Lending Fund (the “SBLF”) administered by the United States Department of the Treasury (the “Treasury”). The SBLF was created by the Treasury to encourage banks to increase lending to small business by providing capital to eligible banks at an adjustable dividend rate based on the volume of qualified lending. The Company’s initial weighted average dividend rate was 3%. However, as a result of its increased lending, the Company’s current weighted average dividend rate has been reduced to 1%. In the first quarter of 2016, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). The Company used approximately $4.3 million of the proceeds to redeem all of the outstanding shares of preferred stock issued to the Treasury under the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).

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

Based on the most current information available, the Bank's primary and secondary markets have a median household income of $99,694. This household income level places the Bank’s overall market approximately 30% above the median income of all Connecticut's households. Compared to the nation as a whole, the median income in the Bank's primary and secondary market is approximately 70% greater than the median income for all U.S. households. By themselves, the towns of Simsbury and Avon had median household incomes of over $117,577, placing them 116% above the median income for the U.S. and 65% above the median income of all households in Connecticut.

Educational attainment in the Bank's primary and secondary markets is similarly high. Forty nine percent of the residents aged twenty-five and over in the eight towns are college graduates. In Avon, Bloomfield, Granby and Simsbury, the percentage of residents aged twenty-five and over who are college graduates averages 45%.

Employees

At December 31, 2014, the Bank employed a total of 85 people, which consisted of 76 full-time employees and 9 part-time employees. Neither the Company’s employees nor the Bank's employees are represented by any union or other collective bargaining agreement, and the Company and the Bank believe their employee relations are satisfactory.

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

As of June 30, 2014, the top three banks in Simsbury, by deposit account market share, were the Bank (30%), Bank of America (27%), and Webster Bank (14%). The top three banks in Avon were Bank of America (29%), Farmington Bank (15%), and People’s United Bank (13%). The Bank ranked sixth, with 9% of the deposit account market share. In Granby, the top three banks were Windsor Federal Savings And Loan Association (28%), the Bank (26%) and Bank of America (25%). In Bloomfield, the top three banks were Bank of America (25%), Webster Bank (22%), and Wells Fargo Bank (20%). The Bank ranked fifth, with 9% of the deposit account market share. In the Bank’s primary market (Simsbury, Granby, Avon, and Bloomfield), the top 3 banks, as of June 30, 2014, were Bank of America with 27% of the market, the Bank with 17%, and Webster Bank with 14%. In the total eight-town area of the Bank's primary and secondary markets, the top three banks were Bank of America with 26% of the market, Webster Bank with 14% and the Bank with 14%.

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

Since September 2008, the President and United States Congress, United States Department of the Treasury, Federal Deposit Insurance Corporation, and Federal Reserve Board have, within their respective authorities, enacted legislation, promulgated regulations, created special programs, and taken other actions to address the financial market crisis and continuing economic conditions. This includes the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) effective July 21, 2010, which resulted in, and will continue to result in, significant changes being made to the nation’s financial market regulatory system in order to address the causes of the financial market crisis. The Bank’s competitive position relative to other banks and financial services companies has been affected by some of the changes implemented as a result of the Dodd-Frank Act.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for banks described below under the heading “Capital Standards.” The Company exceeded all current regulatory capital requirements and is considered “well capitalized” as of December 31, 2014.

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

The Dodd-Frank Act also changed the base for FDIC deposit insurance assessments. Assessments are now based on average consolidated total assets less tangible equity capital of a financial institution, rather than on deposits. The Dodd-Frank Act also increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directed the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets, including the Bank.

The Dodd-Frank Act requires publicly traded companies to give their shareholders a non-binding vote on executive compensation (“say on pay”) and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. Because the Company qualifies as a “smaller reporting company” under the rules of the Securities and Exchange Commission, the “say on pay” requirement became applicable to the Company at the Company’s 2013 annual meeting of shareholders.

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

The FRB has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate, defer or severely limit dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available from the immediately preceding year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The FRB’s policy further provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Accordingly, a bank holding company may not pay dividends when it is insolvent. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

Capital Standards

The FDIC has adopted risk-based capital guidelines to which FDIC-insured, state-chartered banks that are not members of the Federal Reserve System, such as the Bank, are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to the differences in risk profiles among banking organizations. Banks are required to maintain minimum levels of capital based upon their total assets and total “risk-weighted assets.” For purposes of these requirements, capital is comprised of both Tier 1 and Tier 2 capital. Tier 1 capital consists primarily of common stock and retained earnings. Tier 2 capital consists primarily of loan loss reserves, subordinated debt, and convertible securities. In determining total capital, the amount of Tier 2 capital may not exceed the amount of Tier 1 capital. A bank’s total “risk-based assets” are determined by assigning the bank’s assets and off-balance sheet items (e.g., letters of credit) to one of four risk categories based upon their relative credit risks. The greater the risk associated with an asset, the greater the amount of such asset that will be subject to capital requirements. Prior to January 1, 2015, banks had to satisfy the following three minimum capital standards to not be categorized as “under-capitalized”: (1) a Tier 1 leverage ratio of (a) at least 4%, or (b) at least 3% if the bank was rated 1 in its most recent examination and was not experiencing or anticipating significant growth, (ii) a Tier 1 risk-based capital ratio of at least 4%, and (iii) a total risk-based capital ratio of at least 8%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines specific capital categories based upon an institution’s capital ratios. The capital categories, in declining order, are: (i) “well capitalized”; (ii) “adequately capitalized”; (iii) “under-capitalized”; (iv) “significantly under-capitalized”; and (v) “critically under-capitalized”. Under FDICIA and the FDIC’s prompt corrective action rules, the FDIC may take any one or more of the following actions against an “under-capitalized” bank: restrict dividends and management fees, restrict asset growth, and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is “significantly under-capitalized”, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks, and restrict compensation to any senior executive officer. When a bank becomes “critically under-capitalized” (for periods prior to January 1, 2015, that meant a ratio of tangible equity to total assets equal to or less than 2%), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains “critically under-capitalized” during the calendar quarter beginning 270 days after the date on which the bank became “critically under-capitalized.”

Prior to January 1, 2015, the regulations implementing these provisions of FDICIA provided that a bank would be classified as “well capitalized” if it (i) had a Tier 1 leverage ratio of at least 5%, (ii) had a Tier 1 risk-based capital ratio of at least 6%, (iii) had a total risk-based capital ratio of at least 10%, and (iv) met certain other requirements. A bank would be classified as “adequately capitalized” if it (i) had a Tier 1 leverage ratio of (a) at least 4%, or (b) at least 3% if the bank was rated 1 in its most recent examination and was not experiencing or anticipating significant growth, (ii) had a Tier 1 risk-based capital ratio of at least 4%, (iii) had a total risk-based capital ratio of at least 8%, and (iv) did not meet the definition of “well capitalized.” A bank would be classified as “undercapitalized” if it (i) had a Tier 1 leverage ratio of (a) less than 4%, or (b) less than 3% if the bank was rated 1 in its most recent examination and was not experiencing or anticipating significant growth, (ii) had a Tier 1 risk-based capital ratio of less than 4%, or (iii) had a total risk-based capital ratio of less than 8%. A bank would be classified as “significantly undercapitalized” if it (i) had a Tier 1 leverage ratio of less than 3%, (ii) had a Tier 1 risk-based capital ratio of less than 3%, or (iii) had a total risk-based capital ratio of less than 6%. An institution would be classified as “critically undercapitalized” if it had a tangible equity to total assets ratio that was equal to or less than 2%. An insured depository institution may be deemed to be in a lower capitalization category if the FDIC has determined (i) that the insured depository institution is in unsafe or unsound condition or (ii) that, in the most recent examination of the insured depository institution, the insured depository institution received and has not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings, or liquidity.

As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” prior to January 1, 2015, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table below. Management of the Bank believes there are no conditions that have changed the Bank’s category since December 31, 2014.

The following table presents the amounts of regulatory capital and capital ratios for the Bank compared to the minimum regulatory capital requirements to be categorized as “well capitalized” as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Ratio	Capital Minimum Requirement	Ratio	Capital Minimum Requirement

Tier 1 leverage ratio	7.17%	5.00%	7.09%	5.00%
Tier 1 risk-based ratio	11.69%	6.00%	11.92%	6.00%
Total risk-based ratio	12.80%	10.00%	13.08%	10.00%

The risk-based capital guidelines prior to January 1, 2015 were based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.

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

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s final rules and the FDIC’s interim final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations will also be required to have a total capital ratio of 8% (unchanged from current rules) and a Tier 1 leverage ratio of 4% (unchanged from current rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning in January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and would increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. Management is currently evaluating the provisions of these rules and their expected impact on the Company and the Bank.

With respect to the Bank, the FDIC also revised its prompt corrective action rules by (i) introducing a Common Equity Tier 1, or CET1, ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5 percent to be well-capitalized. Effective as of January 1, 2015, the FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

Safety and Soundness Standards

Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings and compensation; and fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard set by the Federal Deposit Insurance Act. The final regulations establish deadlines for submission and review of such safety and soundness compliance plans.

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

The Dodd-Frank Act also provided that as of January 1, 2013, the maximum deposit insurance coverage per account holder was $250,000 for all depository accounts, including non-interest bearing transaction accounts, money market accounts, NOW accounts and savings accounts.

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

The Bank expensed $374,000 in FDIC assessments in 2014 and $188,000 in 2013.

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

The Bank’s Granby branch office is located at 11 Hartford Avenue, Granby, Connecticut. The Bank leases this office pursuant to a lease with an initial term of fifteen years, expiring in 2013, and which contains renewal options for a total of an additional ten years. The Bank has exercised a renewal option and the lease currently expires in 2018.

The Bank’s Avon branch office is located at 27 Dale Road, Avon, Connecticut. The Bank leases this office pursuant to a lease with an initial term of fifteen years, expiring in 2014, and which contains renewal options for a total of an additional ten years. The Bank has exercised a renewal option and the lease currently expires in 2019.

The Bank’s Canton mortgage center is located at 250 Albany Turnpike, Canton, Connecticut. The Bank leases this office pursuant to a lease with an initial term of ten years, expiring in 2015, and which contains renewal options for a total of an additional fifteen years. The Bank has notified the landlord of its intention not to renew and extend this lease.

The Bank’s Bloomfield office is located at 864 Cottage Grove Road, Bloomfield, Connecticut. The Bank leases this office pursuant to a lease with an initial term of ten years, expiring in 2016, and which contains renewal options for a total of an additional ten years.

The Bank’s loan production office is located at 51 Jefferson Boulevard, Warwick, Rhode Island. The Bank leases this office pursuant to a lease with an initial term of three years, expiring in 2017, and which contains no renewal option.

The Bank’s administrative offices are located at 86 Hopmeadow Street, Simsbury, Connecticut. The Bank completed the move of its administrative offices to the new location in July 2013. The Bank leases this building pursuant to a lease with a term that expires in 2020. The Bank has an option to renew the lease for 2 terms of five additional years each.

The Bank made aggregate lease payments of $935,000 during 2014 and $695,000 during 2013.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The bid price of the stock of the Bank’s parent company, SBT Bancorp, Inc., is currently quoted on the OTC Bulletin Board (symbol: “SBTB”). At December 31, 2014, there were 898,105 shares of the Company's common stock issued, of which 897,691 shares were outstanding. As of March 30, 2015, the Company had approximately 1,000 shareholders of record. There is a limited market for the Company’s common stock. The following table sets forth the high and low price for the periods indicated.

	December 31, 2014		December 31, 2013

	High	Low	High	Low
Fourth Quarter	$22.85	$21.53	$32.00	$23.05
Third Quarter	$22.75	$21.55	$35.00	$20.65
Second Quarter	$25.50	$21.75	$35.00	$20.65
First Quarter	$23.25	$21.10	$35.00	$19.50

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

Dividends

The Company’s shareholders are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefor. Connecticut law prohibits the Company from paying cash dividends except from its net profits, which are defined by Connecticut statues.

On August 11, 2011, the Company issued 9,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “SBLF Preferred Stock”), to the U.S, Treasury. The SBLF Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company.

The SBLF Preferred Stock qualifies as Tier 1 capital and will pay non-cumulative dividends quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial calendar quarter was set at 3.0671111%. For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent (1%) and five percent (5%) per annum to reflect the amount of change in the Bank’s level of QSBL. As a result of increases in the Bank’s level of QSBL, the Company’s current dividend rate is 1%. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the SBLF Preferred Stock would increase. For the tenth calendar quarter through four-and-one-half years after issuance, the dividend rate will be fixed between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four-and-one-half years from issuance, which will occur in the first quarter of 2016, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Certificate of Amendment to the Certificate of Incorporation of the Company fixing the designations, preferences, limitations, and relative rights of the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in QSBL over the baseline level.

In 2014, the Company declared and paid cash dividends on its common stock of $123,000 on each of March 14, 2014, June 13, 2014, and September 12, 2014, respectively. The Company also declared and paid cash dividends on its common stock of $123,500 on December 12, 2014. In accordance with the terms and conditions of the SBLF Preferred Stock, the Company declared and paid cash dividends on the SBLF Preferred Stock of $22,500 on March 30, 2014, $22,500 on June 30, 2014, $22,500 on September 30, 2014 and $22,500 on December 31, 2014.

In 2013, the Company declared and paid cash dividends on its common stock of $122,000 on each of March 15, 2013, June 14, 2013, and September 13, 2013, respectively. The Company also declared and paid cash dividends on its common stock of $123,000 on December 13, 2013. In accordance with the terms and conditions of the SBLF Preferred Stock, the Company declared and paid cash dividends on the SBLF Preferred Stock of $22,500 on March 30, 2013, $22,500 on June 30, 2013, $25,917 on September 30, 2013 and $22,500 on December 30, 2013.

The Company did not repurchase any shares of its common stock during 2014. The Company’s common stock is the only class of equity securities that is registered by the Company pursuant to Section 12 of the Exchange Act.

Additional information required by this Item 5 is incorporated into this Form 10-K by reference to Item 12 of Part III of this Form 10-K under the caption “EQUITY COMPENSATION PLAN INFORMATION.”

ITEM 6.     SELECTED FINANCIAL DATA

Not required.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS Of financial condition and Results OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Annual Report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or words of similar meaning. These forward-looking statements include statements relating to the Company’s anticipated future financial performance, projected growth, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from developments or events, the Company’s business and growth strategies.

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

●	a general decline in the real estate and lending market may negatively affect the Company’s financial results;

●	inaccuracies in management’s assumptions used in calculating the appropriate amount to be placed into the Company’s allowance for loan losses;

●	restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals;

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

General

This discussion is designed to assist you in better understanding the Company’s financial condition, results of operations, liquidity and capital resources, and any significant changes and trends related thereto. This discussion should be read in conjunction with our financial statements.

For the year ended December 31, 2014, the Company’s net income totaled $805,000 compared to $1,135,000 for the year ended December 31, 2013, a decrease of $330,000 or 29%. Net income available to common stockholders after preferred stock dividends and amortization was $703,000 or $0.79 per diluted share for the year ended December 31, 2014 compared to $1,029,000 or $1.17 per diluted share for the year ended December 31, 2013, a 32% decrease in diluted earnings per share. The decrease in net earnings was primarily due to the reduction in income from mortgage banking activities as the increase in mortgage interest rates negatively impacted residential mortgage refinancing activity, which was partially offset by an increase in net interest income. Total assets as of December 31, 2014 were $409 million compared to $422 million as of December 31, 2013.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $13.9 million for 2014 compared to $14.2 million for 2013, a decrease of $0.4 million or 3%. While net interest and dividend income increased in 2014 by $299 thousand or 3%, noninterest income decreased by $656 thousand or 21% primarily due to a decrease in income from mortgage banking activities.

The net interest margin decreased 3 basis points to 3.00% in 2014 from 3.03% in 2013 as the yield on interest earning assets decreased 4 basis points to 3.23% while cost of funds decreased 2 basis points to 0.32% in 2014. The Bank experienced a greater decline in yield on interest earnings assets than it did in its cost of funds.

Total noninterest expenses for 2014 were $13.0 million, an increase of $401 thousand or 3.2% over 2013. The increase in noninterest expenses was primarily attributable to increases in occupancy expenses, equipment expenses, FDIC assessments and other operating expenses, which were partially offset by decreases in salaries and employee benefits and advertising and promotions expenses. Occupancy expenses and equipment expenses increased by a total of $326 thousand in 2014 or 22% compared to 2013. FDIC insurance assessments increased by $186 thousand in 2014 compared to 2013. Salaries and employee benefit expenses and advertising and promotions fees decreased by a total of $306 thousand during 2014 compared to 2013. All other operating expenses were up by $274 thousand in 2014 compared to 2013. The provision for loan losses was $55 thousand in 2014 compared to $345 thousand in 2013, a decrease of $290 thousand or 84%.

On December 31, 2014, outstanding loans were $286 million, an increase of $6 million or 2% over a year ago. The allowance for loan losses was $2.8 million or 0.97% of total loans at December 31, 2014 compared to $2.8 million or 1.0% of total loans at December 31, 2013. The profile of the Company’s loan portfolio remained relatively low-risk throughout 2014. At December 31, 2014, 62.9% of total loans were conventionally underwritten residential mortgages and consumer home equity lines and loans. Commercial loans represented 31.3% of the Company’s total loans. Other consumer loans comprised 5.8% of total loans. The Company’s exposure to commercial real estate loans was relatively low. Total exposure to builder and land development loans and non-owner occupied commercial real estate loans was $20.5 million at December 31, 2014, which represented 7% of total loans and 70% of total stockholders’ equity. The Company had non-accrual loans totaling $2.5 million equal to 0.89% of total loans at December 31, 2014 compared to non-accrual loans of $2.8 million or 1.01% of total loans at December 31, 2013. Total non-accrual loans and loans 30 or more days past due and still accruing interest decreased to 1.08% of outstanding loans at December 31, 2014 from 1.36% of outstanding loans at December 31, 2013.

Total deposits at December 31, 2014 were $356 million compared to $359 million at December 31, 2013. From December 31, 2013 to December 31, 2014, demand deposits increased $1.2 million or 1.1% and savings and NOW deposits increased $3.6 million or 2.1% while time deposits decreased $7.3 million or 10.6%. At December 31, 2014, 33% of total deposits were in non-interest bearing demand accounts, 50% were in low-cost savings and NOW accounts and 17% were in time deposits.

Capital levels for the Simsbury Bank & Trust Company on December 31, 2014 were above those required to meet the regulatory “well-capitalized” designation.

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

Net Interest Income and Net Interest Margin

The Bank’s earnings depend largely upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, mainly interest paid on deposits and borrowings. This difference is “net interest income.” The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The Bank’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Bank’s net interest margin is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Bank’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and competitive factors. These factors are, in turn, affected by general economic conditions and other factors beyond the Bank’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve.

Net interest and dividend income, before provision for loan losses, totaled $11,386,000 in 2014, which was an increase of $299,000 or 2.7% from 2013. Average earning assets grew to $387 million at December 31, 2014 from $361 million at December 31, 2013 primarily due to an increase in total loans. The Bank’s net interest spread and net interest margin decreased to 2.91% and 3.00%, respectively, during 2014 as compared to 2.93% and 3.03%, respectively, during 2013.

The following tables present the average amounts outstanding for the major categories of the Bank’s interest-earning assets and interest-bearing liabilities and the average interest rates earned or paid thereon for the years ended December 31, 2014, 2013 and 2012.

NET INTEREST INCOME

(Dollars in thousands)

	For the Year Ended 12/31/14
		[1]
	Average Balance	Interest	Yield
Federal funds sold & overnight deposits	$16,648	$45	0.27%

Investments (1)	88,580	1,980	2.24%

Mortgage loans	141,497	5,195	3.67%
Commercial loans	81,916	3,387	4.13%
Consumer loans	58,154	1,884	3.24%
Total loans (1)	281,567	10,466	3.72%

Total interest-earning assets (1)	$386,795	$12,491	3.23%

NOW deposits	$38,729	$30	0.08%
Savings deposits	152,488	277	0.18%
Certificates of deposit	65,787	542	0.82%
Total interest bearing deposits	257,004	849	0.33%

Securities sold under agreements to repurchase	3,622	4	0.11%
Federal Home Loan Bank advances	8,426	18	0.21%

Total interest-bearing liabilities	$269,052	$871	0.32%

Net interest income		$11,620
Net interest spread			2.91%
Net interest margin			3.00%

NET INTEREST INCOME

(Dollars in thousands)

	For the Year Ended 12/31/13
		[1]
	Average Balance	Interest	Yield
Federal funds sold & overnight deposits	$12,738	$35	0.27%

Investments (1)	105,771	2,362	2.23%

Mortgage loans	127,805	4,723	3.70%
Commercial loans	71,680	3,159	4.41%
Consumer loans	56,332	1,971	3.50%
Total loans (1)	255,817	9,853	3.85%

Total interest-earning assets (1)	$374,326	$12,250	3.27%

NOW deposits	$35,529	$28	0.08%
Savings deposits	147,657	253	0.17%
Certificates of deposit	72,344	613	0.85%
Total interest bearing deposits	255,530	894	0.35%

Securities sold under agreements to repurchase	3,265	4	0.12%
Federal Home Loan Bank advances	9,575	19	0.20%

Total interest-bearing liabilities	$268,370	$917	0.34%

Net interest income		$11,333
Net interest spread			2.93%
Net interest margin			3.03%

NET INTEREST INCOME

(Dollars in thousands)

	For the Year Ended 12/31/12
		[1]
	Average Balance	Interest	Yield
Federal funds sold & overnight deposits	$37,494	$99	0.26%

Investments (1)	81,407	2,064	2.53%

Mortgage loans	104,071	4,536	4.36%
Commercial loans	57,089	2,930	5.13%
Consumer loans	56,992	2,190	3.84%
Total loans (1)	218,152	9,656	4.43%

Total interest-earning assets (1)	$337,053	$11,819	3.51%

NOW deposits	$44,630	$39	0.09%
Savings deposits	135,130	214	0.16%
Certificates of deposit	75,430	784	1.04%
Total interest bearing deposits	255,190	1,037	0.41%

Securities sold under agreements to repurchase	3,317	4	0.12%
Federal Home Loan Bank advances	-	-	-

Total interest-bearing liabilities	$258,507	$1,041	0.40%

Net interest income		$10,778
Net interest spread			3.11%
Net interest margin			3.20%

(1)

On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $234,000 in 2014, $246,000 in 2013 and $252,000 in 2012.

The following tables set forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the rate column and the volume column. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2014			Year Ended December 31, 2013
	compared to			compared to
	Year Ended December 31, 2013			Year Ended December 31, 2012
		Increase (Decrease)			Increase (Decrease)
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

Interest and dividend income:
Federal funds sold and overnight deposits	$11	$(1)	$10	$(70)	$6	$(64)
Investments	(500)	118	(382)	423	(125)	298
Loans	1,273	(660)	613	893	(696)	197
Total interest-earning assets	$784	$(543)	$241	$1,246	$(815)	$431

Interest expense:
NOW deposits	$2	$-	$2	$(7)	$(4)	$(11)
Savings deposits	8	16	24	22	17	39
Time deposits	(54)	(17)	(71)	(31)	(140)	(171)
Total interest-bearing deposits	(44)	(1)	(45)	(16)	(127)	(143)

Securities sold under agreements to repurchase	-	-	-	-	-	-
FHLB advances	(3)	2	$(1)	19	-	19
Total interest-bearing liabilities	(47)	1	(46)	3	(127)	(124)

Net change in interest income	$831	$(544)	$287	$1,243	$(688)	$555

Provision for Loan Losses

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by the Bank’s management based on such factors as historical experience, the volume and type of lending conducted by the Bank, the amount of non-performing loans, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Bank’s portfolio.

Each month, the Bank reviews the allowance for loan losses and makes additional provisions to the allowance as needed. For the year ended December 31, 2014, the allowance decreased $31,000, net of charge-offs and recoveries. The total allowance for loan losses at December 31, 2014 was $2,761,000 or 0.97% of outstanding loans. This compares with a total allowance for loan losses of $2,792,000 at December 31, 2013, which represented 1.0% of outstanding loans. During 2014, the Bank charged off seven loans for a total of $101,000 compared to eleven loans for a total of $154,000 during 2013. The Bank recorded recoveries on six loans for $15,000 in 2014 compared to six loans for $7,000 in 2013. Management believes the allowance for loan losses is adequate and will continue to monitor the levels closely in 2015.

Noninterest Income and Noninterest Expense

The following tables set forth the various components of the Bank’s noninterest income and noninterest expense for the years ended December 31, 2014, 2013 and 2012.

		NONINTEREST INCOME
		(Dollars in thousands)

	For Year	% of	For Year	% of	For Year	% of
	Ended	Noninterest	Ended	Noninterest	Ended	Noninterest
	12/31/2014	Income	12/31/2013	Income	12/31/2012	Income

Service charges on deposit accounts	$474	19.2%	$488	15.6%	$495	12.2%
Safe deposit fees	95	3.8%	91	2.9%	82	2.0%
Writedown of securities	(8)	(0.3)%	(17)	(0.5)%	(12)	(0.3)%
Gain on sales of investments	150	6.1%	126	4.0%	125	3.1%
Mortgage banking activities	581	23.5%	1,390	44.5%	2,266	56.0%
Investment services fees and commissions	237	9.6%	231	7.4%	171	4.2%
Other income	941	38.1%	817	26.1%	926	22.8%
Total noninterest income	$2,470	100.0%	$3,126	100.0%	$4,053	100.0%

		NONINTEREST EXPENSE
		(Dollars in thousands)

	For Year	% of	For Year	% of	For Year	% of
	Ended	Noninterest	Ended	Noninterest	Ended	Noninterest
	12/31/2014	Expense	12/31/2013	Expense	12/31/2012	Expense

Salaries and employee benefits	$6,736	51.8%	$6,880	54.6%	$6,271	54.5%
Occupancy expense	1,358	10.4%	1,185	9.4%	1,059	9.2%
Equipment expense	443	3.4%	290	2.4%	275	2.4%
Professional fees	538	4.1%	543	4.3%	577	5.0%
Advertising and promotions	594	4.6%	756	6.0%	655	5.7%
Forms and supplies	172	1.3%	144	1.1%	173	1.5%
Insurance	467	3.6%	280	2.2%	256	2.2%
Loan expenses	155	1.2%	138	1.1%	45	0.4%
Postage	32	0.3%	86	0.7%	93	0.8%
Other expenses	2,505	19.3%	2,297	18.2%	2,104	18.3%
Total noninterest expense	$13,000	100.0%	$12,599	100.0%	$11,508	100.0%

Noninterest income decreased by $656,000 to $2,470,000 for the year ended December 31, 2014 from $3,126,000 for the year ended December 31, 2013. This decrease was due primarily to a decrease of $809,000 in income from mortgage banking activities, which was partially offset by an increase in the other income category of $87,000. For the year ended December 31, 2013, noninterest income decreased by $927,000 to $3,126,000 from $4,053,000 for the year ended December 31, 2012. This decrease was due primarily to a decrease of $876,000 in income from mortgage banking activities.

At December 31, 2014, the Bank had 21,178 deposit accounts, an increase of 55 accounts or 0.3% from the number of accounts at December 31, 2013 and an increase of 500 accounts over the number of accounts at December 31, 2012. SBT Investment Services, Inc.’s revenues increased by approximately $6,000 in 2014 compared to 2013.

Noninterest expense for the year ended December 31, 2014 was $13,000,000, an increase of $401,000 or 3.2% over 2013. The increase in 2014 was primarily related to an increase of $326,000 in occupancy and equipment expenses, an increase of $186,000 in FDIC assessment fees and an increase of $195,000 in other expenses, which were partially offset by decreases in salaries and employee benefits of $144,000 and advertising and promotions expenses of $162,000.

Salaries and employee benefits comprised 51.8% of total noninterest expense during 2014 as compared to 54.6% in 2013 and 54.5% in 2012. Occupancy expenses were approximately 10.4% in 2014, 9.4% in 2013 and 9.2% in 2012, respectively, and continued to be the other major category of noninterest expense.

Financial Condition at Years Ended December 31, 2014, 2013 and 2012

The following tables set forth the average balances of each principal category of our assets, liabilities, and capital accounts for the years ended December 31, 2014, 2013 and 2012.

Distribution of Assets, Liabilities and Stockholders' Equity

(In Thousands)

	For the Year Ended		For the Year Ended		For the Year Ended
	12/31/2014		12/31/2013		12/31/2012
	Average	% of	Average	% of	Average	% of
	Balance	Total Assets	Balance	Total Assets	Balance	Total Assets
ASSETS
Cash and due from banks	$8,542	2.1%	$8,489	2.2%	$10,240	2.9%
Investment securities	87,704	21.6%	105,771	26.8%	83,033	23.3%
Fed funds sold and overnight deposits	16,861	4.1%	12,738	3.2%	36,010	10.1%
Loans, net	278,798	68.4%	253,151	64.2%	215,680	60.5%
Premises and equipment	1,714	0.4%	1,073	0.3%	864	0.2%
Accrued interest and other assets	13,788	3.4%	13,097	3.3%	10,650	3.0%
Total assets	$407,407	100.0%	$394,319	100.0%	$356,477	100.0%

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand and NOW deposits	$147,473	36.2%	$131,494	33.3%	$117,094	32.8%
Savings deposits	152,488	37.4%	147,657	37.4%	135,130	37.9%
Time deposits	65,787	16.1%	72,344	18.3%	75,430	21.2%
Total deposits	365,748	89.7%	351,495	89.1%	327,654	91.9%

Federal Home Loan Bank advances	8,425	2.1%	9,575	2.40	-	-
Accrued interest and other liabilities	4,312	1.1%	5,368	1.5%	4,452	1.3%
Total liabilities	378,485	92.8%	366,438	92.9%	332,106	93.2%

Stockholders' Equity:
Common stock	10,141	2.5%	9,918	2.5%	9,697	2.7%
Preferred stock	8,982	2.2%	8,970	2.3%	8,933	2.5%
Retained Earnings and accumulated other comprehensive income	9,799	2.4%	8,993	2.3%	5,741	1.6%
Total stockholders' equity	28,922	7.1%	27,881	7.1%	24,371	6.8%

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$407,407	100.0%	$394,319	100.0%	$356,477	100.0%

Investment Portfolio

In order to maintain a reserve of readily marketable assets to meet the Bank’s liquidity and loan requirements, the Bank purchases United States Treasury securities and other investments. Sales of “federal funds” (short-term loans to other banks) are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.

Securities may be pledged to meet security requirements imposed as a condition for receipt of deposits of public funds and repurchase agreements. At December 31, 2014, the Bank had 38 securities with a carrying value totaling $16,217,000 pledged for such purposes.

As of December 31, 2014, the Bank’s investment portfolio consisted of U.S. government and agency securities, mortgage-backed securities, municipal securities and money market mutual funds. The Bank’s policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

The following table summarizes the amounts and distribution of the Bank’s investment securities held as of December 31, 2014, 2013 and 2012.

INVESTMENT PORTFOLIO

(Dollars in thousands)

	December 31, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agency securities
Due after one to five years	$16,702	$1	$135	$16,568	1.21%
Due after five to ten years	1,500	-	4	1,496	1.83
Total U.S. government and agency securities	18,202	1	139	18,064	1.27
State and municipal securities
Due after one to five years	559	24	-	583	2.26
Due after five to ten years	4,835	184	31	4,988	3.22
Due after ten to fifteen years	8,065	445	21	8,489	3.23
Due beyond fifteen years	2,513	26	-	2,539	3.09
Total state and municipal securities	15,972	679	52	16,599	3.18
Mortgage-backed securities
Due within one year	-	-	-	-	-
Due after one to five years	588	14	-	602	2.97
Due after five to ten years	1,846	36	1	1,881	2.25
Due after ten to fifteen years	28,811	42	360	28,493	1.78
Due beyond fifteen years	17,912	48	268	17,692	2.38
Total mortgage-backed securities	49,157	140	629	48,668	2.03
SBA loan pools
Due after one to five years	-	-	-	-	-
Due after five to ten years	440	34	-	474	4.96
Total SBA loan pools	440	34	-	474	4.96

Total available-for-sale securities	$83,771	$854	$820	$83,805	2.36%

INVESTMENT PORTFOLIO

(Dollars in thousands)

	December 31, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agency securities
Due after one to five years	$13,061	$-	$245	$12,816	1.08%
Due after five to ten years	5,706	-	275	5,431	1.46
Total U.S.government and agency securities	18,767	-	520	18,247	1.20
State and municipal securities
Due after one to five years	301	2	-	303	3.00
Due after five to ten years	3,412	86	98	3,400	3.08
Due after ten to fifteen years	10,067	303	100	10,270	3.47
Due beyond fifteen years	-	-	-	-	-
Total state and municipal securities	13,780	391	198	13,973	3.36
Mortgage-backed securities
Due within one year	9	-	-	9	3.98
Due after one to five years	761	14	-	775	2.60
Due after five to ten years	2,660	49	11	2,698	2.39
Due after ten to fifteen years	32,886	31	1,281	31,636	1.85
Due beyond fifteen years	20,483	32	1,065	19,450	2.44
Total mortgage-backed securities	56,799	126	2,357	54,568	2.10
SBA loan pools
Due after one to five years	611	50	-	661	4.60
Due after ten to fifteen years	-	-	-	-	-
Total SBA loan pools	611	50	-	661	4.60

Total available-for-sale securities	$89,957	$567	$3,075	$87,449	2.25%

INVESTMENT PORTFOLIO

(Dollars in thousands)

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agency securities
Due after one to five years	$18,758	$67	$-	$18,825	1.06%
Due after five to ten years	12,002	19	11	12,010	1.39
Total U.S. government and agency securities	30,760	86	11	30,835	1.19
State and municipal securities
Due within one year	825	5	-	830	4.59
Due after five to ten years	2,622	192	-	2,814	3.74
Due after ten to fifteen years	8,566	563	3	9,126	3.36
Due beyond fifteen years	1,585	196	-	1,781	4.02
Total state and municipal securities	13,598	956	3	14,551	3.59
Corporate debt securities
Due after one to five years	2,006	52	5	2,053	2.34
Total corporate debt securities	2,006	52	5	2,053	2.34
Mortgage-backed securities
Due within one year	52	2	-	54	3.25
Due after one to five years	78	1	-	79	4.06
Due after five to ten years	5,294	118	3	5,409	2.25
Due after ten to fifteen years	18,305	308	6	18,607	1.90
Due beyond fifteen years	19,008	172	72	19,108	2.10
Total mortgage-backed securities	42,737	601	81	43,257	2.04
SBA loan pools
Due after one to five years	115	1	-	116	4.60
Due after ten to fifteen years	895	113	-	1,008	5.04
Total SBA loan pools	1,010	114	-	1,124	4.99

Total available-for-sale securities	$90,111	$1,809	$100	$91,820	2.25%

Loan Portfolio

General

The following tables present the Bank’s loan portfolio as of December 31, 2014, 2013, 2012, 2011 and 2010.

LOAN PORTFOLIO

(Dollars in Thousands)

	12/31/2014		12/31/2013
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Commercial & industrial	$19,038	6.7%	$18,432	6.6%
Real estate - construction and land development	13,234	4.6%	7,773	2.8%
Real estate - residential	132,553	46.6%	137,539	49.5%
Real estate - commercial	46,982	16.5%	48,814	17.5%
Municipal	10,061	3.5%	8,488	3.0%
Home equity	46,403	16.3%	46,742	16.8%
Consumer	16,576	5.8%	10,664	3.8%
Total Loans	284,847	100.0%	278,452	100.0%

Allowance for loan losses	(2,761)		(2,792)
Deferred costs, net	1,295		1,215

Net loans	$283,381		$276,875

LOAN PORTFOLIO

(Dollars in Thousands)

	12/31/2012		12/31/2011
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Commercial & industrial	$13,991	6.0%	$15,145	7.0%
Real estate - construction and land development	2,982	1.3%	1,307	0.6%
Real estate - residential	118,316	50.3%	99,691	46.1%
Real estate - commercial	41,978	17.9%	39,723	18.4%
Municipal	1,478	0.6%	1,807	0.8%
Home equity	45,245	19.2%	48,485	22.5%
Consumer	11,053	4.7%	9,913	4.6%
Total Loans	235,043	100.0%	216,071	100.0%

Allowance for loan losses	(2,594)		(2,469)
Deferred costs, net	841		482

Net loans	$233,290		$214,084

LOAN PORTFOLIO

(Dollars in Thousands)

	12/31/2010
		% of Total
	Balance	Loans
Commercial & industrial	$13,568	6.6%
Real estate - construction and land development	4,987	2.4%
Real estate - residential	100,650	49.2%
Real estate - commercial	31,294	15.3%
Municipal	2,034	1.0%
Home equity	47,746	23.3%
Consumer	4,512	2.2%
Total Loans	204,791	100.0%

Allowance for loan losses	(2,326)
Deferred costs, net	327

Net loans	$202,792

The Bank’s commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to two years and “term loans,” which are loans with maturities normally ranging from one to ten years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

The Bank’s construction loans are primarily interim loans made to finance the construction of commercial and single-family residential property. These loans are typically short-term. The Bank generally pre-qualifies construction loan borrowers for permanent “take-out” financing as a condition to making the construction loan. The Bank will occasionally make loans for housing construction or for acquisition and development of raw land.

The Bank’s other real estate loans consist primarily of loans based on the borrower’s cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. It is the Bank’s policy to restrict real estate loans without credit enhancement to no more than 80% of the lower of the appraised value or the purchase price of the property depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on such loans typically range from five to thirty years. However, Small Business Administration (SBA) and certain other real estate loans easily sold in the secondary market are made for longer maturities. The Bank has been designated an approved SBA lender. The Bank’s SBA loans are categorized as commercial or real estate, depending on the underlying collateral. The Bank has also been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

During the year ended December 31, 2014, there were 184 loans with a total principal balance of $38,191,000 that were sold, resulting in a gain of $500,000 for the Bank. For the year ended December 31, 2013, there were 305 loans with a total principal balance of $69,220,000 that were sold, resulting in a gain of $1,058,000 for the Bank. For the year ended December 31, 2012, there were 302 loans with a total principal balance of $60,914,000 that were sold, resulting in a gain of $2,113,000 for the Bank.

Consumer loans are made for the purpose of financing automobiles, various types of consumer goods and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are secured by the personal property purchased with the proceeds of such consumer loans.

With certain exceptions, the Bank is permitted under applicable law to make extensions of credit to any one borrowing entity and its related affiliates of up to 15% of the Bank’s capital and reserves. An additional 10% is permitted under applicable law if the credit is fully secured by qualified collateral. The Bank sells participations in its loans when necessary to stay within its lending limits. As of December 31, 2014, these lending limits for the Bank were $4,778,449 and $7,964,082, respectively.

Loan Concentrations

The Bank does not have any significant concentrations in its loan portfolio by industry or group of industries. As of December 31, 2014, approximately 83% of the Bank’s loans were secured by residential real property located in Connecticut. As of December 31, 2013, approximately 74% of the Bank’s loans were secured by residential real property located in Connecticut.

Loan Portfolio Maturities and Interest Rate Sensitivity

The following table summarizes the maturities and interest rate sensitivity of the Bank’s loan portfolio.

As of December 31, 2014

(in thousands)

	One Year	Over One	Over
	or Less	to Five Years	Five years	Total

Commercial and industrial	$8,624	$10,414	$-	$19,038
Real estate - construction and land development	13,234	-	-	13,234
Real estate - residential	62,228	71,567	45,161	178,956
Real estate - commercial	43,233	1,427	2,322	46,982
Municipal	10,061	-	-	10,061
Consumer	6,409	10,167	-	16,576
Total loans	$143,789	$93,575	$47,483	$284,847

Loans with fixed interest rates	$29,295	$74,832	$44,986	$149,113

Loans with variable interest rates	114,494	18,743	2,497	135,734
Total loans	$143,789	$93,575	$47,483	$284,847

The following tables set forth the Bank’s loan commitments, standby letters of credit, and unadvanced portions of loans at December 31, 2014, 2013 and 2012.

LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT

(In thousands)

	12/31/2014	12/31/2013	12/31/2012

Commitments to originate loans	$17,151	$10,488	$13,459
Standby letters of credit	1,888	857	175
Unadvanced portions of loans:
Construction loans	6,960	5,456	1,778
Commercial lines of credit	17,394	14,265	11,383
Consumer	677	677	689
Home equity lines of credit	45,005	40,075	32,550
	$89,075	$71,818	$60,034

Non-Performing Assets

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed “non-performing” and are placed on a nonaccrual status unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had 11 nonaccrual loans with a balance of approximately $2,528,000 as of December 31, 2014; 15 nonaccrual loans with a balance of approximately $2,849,000 as of December 31, 2013; 11 nonaccrual loans with a balance of approximately $1,240,000 as of December 31, 2012; 19 nonaccrual loans with a balance of approximately $2,306,000 as of December 31, 2011; and 19 nonaccrual loans with a balance of approximately $2,300,000 as of December 31, 2010. Gross interest that would have been recorded if the nonaccrual loans had been current was approximately $112,000 for the year ended December 31, 2014, approximately $127,000 for the year ended December 31, 2013; approximately $80,000 for the year ended December 31, 2012; approximately $137,000 for the year ended December 31, 2011 and approximately $136,000 for the year ended December 31, 2010.

The amount of interest on nonaccrual loans included in net income was approximately $31,000 for the year ended December 31, 2014; approximately $29,000 for the year ended December 31, 2013; approximately $12,000 for the year ended December 31, 2012; approximately $29,000 for the year ended December 31, 2011; and approximately $61,000 for the year ended December 31, 2010. As of December 31, 2014, 2013 and 2012, the Bank had $0, $3,000 and $0, respectively, of loans more than 90 days past due and still accruing interest. As of December 31, 2011, the Bank had one loan of approximately $204,000 that was more than 90 days past due and still accruing interest. As of December 31, 2010, the Bank had no loans more than 90 days past due and still accruing interest.

When appropriate or necessary to protect the Bank’s interests, real estate pledged as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank is referred to as “other real estate owned” (“OREO”), and is carried on the books of the Bank as an asset at the lesser of the Bank’s recorded investment or the fair value less estimated costs to sell. As of December 31, 2014, the Bank had one OREO property on its books for $105,000. As of December 31, 2013, the Bank did not have any OREO property on its books. As of December 31, 2012, there was $213,000 in OREO property held by the Bank. As of December 31, 2011, the Bank held no OREO property. As of December 31, 2010, there was $350,000 in OREO property held by the Bank.

A loan whose terms have been modified due to financial difficulties is reported as a troubled debt restructure (“TDR”) loan. All TDR loans are placed on nonaccrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. The Bank modified one commercial loan as a TDR with a balance of approximately $439,000 during the year ending December 31, 2014. The Bank did not modify any loans as a TDR loan during the year ending December 31, 2013. The Bank modified one loan as a TDR during the year ended December 31, 2012 with a balance of approximately $68,000. The Bank modified two loans as TDRs during the years ended December 31, 2011 and December 31, 2010 with an aggregate balance of approximately $571,000 and $408,000, respectively.

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

The Bank has an internal review process to verify credit quality and risk classifications. In addition, the Bank maintains a program of annual review of certain new and renewed loans by an outside loan review consultant. Loans are graded from “pass” to “loss,” depending on credit quality, with “pass” representing loans that are fully satisfactory as additions to the Bank’s loan portfolio. These are loans which involve a degree of risk that is not unwarranted, given the favorable aspects of the credit, and which exhibit both primary and secondary sources of repayment. Classified loans identified in either review process are added to the Bank’s Internal Watch list and an additional allowance for loan losses is established for such loans if appropriate. Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking at which time a further review of the loan portfolio is conducted.

The Bank had criticized and classified loans with a combined outstanding balance of $9,838,000 as of December 31, 2014; $10,237,000 as of December 31, 2013; $8,979,000 as of December 31, 2012; $9,571,000 as of December 31, 2011; and $6,589,000 as of December 31, 2010.

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges within operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectable are charged against the allowance, while any recoveries are credited to the allowance. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of the Bank’s internal loan review; any external loan review; any regulatory examination; loan loss experience; estimated potential loss exposure on each credit; concentrations of credit; value of collateral; any known impairment in the borrower’s ability to repay; and present and prospective economic conditions.

The following tables summarize the Bank’s loan loss experience, transactions in the allowance for loan losses and certain prominent ratios at or for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

	At or for the	At or for the
	Year Ended	Year Ended
	12/31/2014	12/31/2013
	(Dollars in thousands)	(Dollars in thousands)

Balance at beginning of period	$2,792	$2,594

Charge-offs:
Real estate:
Residential	(93)	(40)
Commercial	-	(54)
Construction and land development	-	-
Commercial and industrial	-	(2)
Consumer	(8)	(58)
Total charge-offs	(101)	(154)

Recoveries:
Commercial and industrial	3	4
Real estate - residential	8	-
Construction and land development	-	-
Consumer	4	3
Total recoveries	15	7

Net loans charged-off	(86)	(147)
Provision for loan losses	55	345
Balance at end of period	$2,761	$2,792

BALANCES
Average total loans	$281,567	$255,817
Total net loans at end of period	$283,381	$276,875

RATIOS
Allowance for loan losses to average assets	0.68%	0.71%
Allowance for loan losses to loans at end of period	0.97%	1.00%

	At or for the	At or for the
	Year Ended	Year Ended
	12/31/2012	12/31/2011
	(Dollars in thousands)	(Dollars in thousands)

Balance at beginning of period	$2,469	$2,326

Charge-offs:
Real estate:
Residential	(113)	(20)
Commercial	(25)	(68)
Construction and land development	(49)	(160)
Commercial and industrial	-	(69)
Consumer	(23)	(40)
Total charge-offs	(210)	(357)

Recoveries:
Commercial and industrial	5	-
Construction and land development	1	-
Consumer	9	5
Total recoveries	15	5

Net loans (charged-off) recovered	(195)	(352)
Provision for loan losses	320	495
Balance at end of period	$2,594	$2,469

BALANCES
Average total loans	$218,152	$206,951
Total net loans at end of period	$233,290	$214,084

RATIOS
Allowance for loan losses to average assets	0.73%	0.74%
Allowance for loan losses to loans at end of period	1.11%	1.15%

At or for the
Year Ended
12/31/2010
(Dollars in thousands)

Balance at beginning of period	$2,211

Charge-offs:
Real estate:
Residential	-
Commercial	-
Construction and land development	-
Commercial and industrial	(627)
Consumer	(20)
Total charge-offs	(647)

Recoveries:
Commercial and industrial	1
Construction and land development	-
Installment loans to individuals	6
Total recoveries	7

Net loans (charged-off) recovered	(640)
Provision for loan losses	755
Balance at end of period	$2,326

BALANCES
Average total loans	$202,181
Total net loans at end of period	$204,792

RATIOS
Allowance for loan losses to average assets	0.80%
Allowance for loan losses to loans at end of period	1.14%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	12/31/2014		12/31/2013
	Allocation of	% of loans	Allocation of	% of loans
	Allowance	by Category	Allowance	by Category
Real estate - residential	$1,085	49.2%	$1,189	49.4%
Real estate - commercial	738	18.8%	748	17.5%
Real estate - construction and land development	249	3.7%	211	2.8%
Commercial and industrial	227	6.9%	239	9.7%
Home equity	324	16.0%	303	16.8%
Consumer	134	5.4%	102	3.8%
Unallocated	4	0.0%	-	-
Total	$2,761	100.0%	$2,792	100.0%

	12/31/2012		12/31/2011
	Allocation of	% of loans	Allocation of	% of loans
	Allowance	by Category	Allowance	by Category
Real estate - residential	1,051	50.3%	$22	46.1%
Real estate - commercial	586	17.9%	385	18.4%
Real estate - construction and land development	142	1.3%	573	0.7%
Commercial and industrial	219	6.0%	1,092	7.0%
Municipal	362	19.2%	37	0.8%
Home equity	99	3.8%	194	22.4%
Consumer	135	1.5%	166	4.6%
Total	$2,594	100.0%	$2,469	100.0%

	12/31/2010
	Allocation of	% of loans
	Allowance	by Category
Real estate - residential	$68	49.1%
Real estate - commercial	377	15.3%
Real estate - construction and land development	465	2.4%
Commercial and industrial	1,198	6.6%
Municipal	34	1.0%
Home equity	91	23.3%
Consumer	93	2.3%
Total	$2,326	100.0%

Deposits

Deposits are the Bank’s primary source of funds. At December 31, 2014, the Bank had a deposit mix of 44.4% checking, 38.3% savings and 17.3% certificates of deposit. Thirty-three percent of the total deposits of $356 million were noninterest bearing. At December 31, 2013, the Bank had a deposit mix of 43% checking, 37.5% savings and 19.5% certificates of deposit. Thirty-two percent of the total deposits of $359 million were noninterest bearing at December 31, 2013. At December 31, 2012, the Bank had a deposit mix of 42% checking, 37% savings, and 21% certificates of deposit. Twenty-seven percent of the total deposits of $340 million were noninterest bearing at December 31, 2012. At December 31, 2014, $46.0 million of the Bank’s deposits were from public sources compared to $54.6 million of the Bank’s deposits at December 31, 2013 and $45.7 million of the Bank’s deposits at December 31, 2012. The Bank’s net interest income is enhanced by its percentage of noninterest bearing deposits.

The Bank’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Bank’s deposits has been obtained from or is dependent upon any one person or industry. The Bank’s business is not seasonal in nature. The Bank accepts deposits in excess of $100,000 from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network’s Certificate of Deposit Accounts Registry Service (CDARS) program, the Bank had brokered deposits of $1,021,000 as of December 31, 2014, $2,010,000 as of December 31, 2013 and $4,544,000 as of December 31, 2012.

The Bank is not dependent upon funds from sources outside the United States and has not made loans to any foreign entities.

The following tables summarize the distribution of average deposits and the average annualized rates paid for the years ended December 31, 2014, 2013 and 2012.

AVERAGE DEPOSITS

(Dollars in Thousands)

	For the Year Ended		For the Year Ended		For the Year Ended
	12/31/2014		12/31/2013		12/31/2012
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits	$108,744	0.00%	$95,965	0.00%	$72,464	0.00%
NOW deposits	38,729	0.02%	35,529	0.08%	44,630	0.09%
Savings deposits	152,488	0.10%	147,657	0.07%	135,130	0.16%
Time deposits	65,787	0.78%	72,344	0.85%	75,430	1.04%
Total average deposits	$365,748	0.18%	$351,495	0.25%	$327,654	0.32%

The following tables indicate the maturity schedule for the Bank’s time deposits of $100,000 or more as of December 31, 2014, 2013 and 2012.

SCHEDULED MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(Dollars in Thousands)

	December 31, 2014		December 31, 2013		December 31, 2012

	Balance	% of total	Balance	% of total	Balance	% of total
Three months or less	$9,986	37.5%	$7,987	26.9%	$10,169	32.5%
Over three through six months	3,349	12.6%	4,913	16.5%	3,180	10.1%
Over six through twelve months	3,868	14.5%	5,913	19.9%	5,960	19.0%
Over twelve months	9,447	35.4%	10,890	36.7%	12,022	38.4%
Total	$26,650	100.0%	$29,703	100.0%	$31,331	100.0%

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

One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network’s Certificate of Deposit Accounts Registry Service (CDARS). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250,000, which reflects the current deposit insurance limits in effect, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of December 31, 2014, the Company had $1,021,000 of deposits in the CDARS network compared to $2,010,000 of deposits in the CDARS network as of December 31, 2013. The Company had no other brokered deposits as of December 31, 2014 and December 31, 2013.

Liquidity of a financial institution, such as a bank, is measured based on its ability to have liquid assets sufficient to meet its short-term obligations. The net sum of liquid assets less anticipated current obligations represents the basic liquidity surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of December 31, 2014, the Company held $13.2 million in cash and cash equivalents, net of required FRB reserves of $6.6 million, and $66.6 million in available-for-sale securities, net of pledged investments of $17.2 million, for total liquid assets of $79.8 million. As of December 31, 2013, the Company held $31.1 million in cash and cash equivalents, net of required FRB reserves of $7.5 million, and $72.0 million in available-for-sale securities, net of pledged investments of $15.4 million, for total liquid assets of $103.1 million. As of December 31, 2014, the Company’s anticipated short-term liability obligations were $61.0 million, which resulted in a basic liquidity surplus of $18.8 million that represented 5% of total assets. As of December 31, 2013, the Company’s anticipated short-term liability obligations were $75.8 million, which resulted in a basic liquidity surplus of $27.3 million that represented 6% of total assets.

The careful planning of asset and liability maturities, and the matching of interest rates to correspond with these maturities, is an integral part of the active management of an institution’s net yield. To the extent that maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In its overall attempt to match assets and liabilities, management takes into account the rates and maturities offered in connection with its certificates of deposit and provides for the extension of variable rate loans to borrowers. The Company has generally been able to control its exposure to changing interest rates by maintaining floating interest rate loans, shorter term investments and a majority of its time certificates of deposit with relatively short maturities.

The table below sets forth the interest rate sensitivity of the Bank’s interest-sensitive assets and interest-sensitive liabilities as of December 31, 2014, 2013 and 2012, using the interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered interest rate-sensitive within a specified period when it can be re-priced or matures within its contractual terms.

INTEREST RATE SENSITIVITY

(Dollars in thousands)

	December 31, 2014
	Due within	Due in	Due after One	Due after
	Three	Three to Twelve	Year to Five	Five
	Months	Months	Years	Years	Total
Rate sensitive assets
Federal funds sold & overnight deposits	$5	$-	$-	$-	$5
Available-for-sale securities (at fair value)	2,912	14,383	40,878	25,632	83,805
Total loans	116,312	27,477	93,575	47,483	284,847
	$119,229	$41,860	$134,453	$73,115	$368,657

Rate sensitive liabilities
NOW deposits	$2,013	$-	$-	$38,819	$40,832
Savings deposits	81,760	-	-	54,566	136,326
Time deposits	19,335	22,673	19,638	-	61,646
Securities sold under agreements to repurchase	3,921	-	-	-	3,921
FHLB advances	17,500	-	-	-	17,500
	$124,529	$22,673	$19,638	$93,385	$260,225

Interest rate sensitivity gap	$(5,300)	$19,187	$114,815	$(20,270)	$108,432
Cumulative gap	$(5,300)	$13,887	$128,702	$108,432

Cumulative gap ratio to total assets	0%	5%	33%	28%

INTEREST RATE SENSITIVITY

(Dollars in thousands)

	December 31, 2013
	Due within	Due in	Due after One	Due after
	Three	Three to Twelve	Year to Five	Five
	Months	Months	Years	Years	Total
Rate sensitive assets
Federal funds sold & overnight deposits	$724	$-	$-	$-	$724
Available-for-sale securities (at fair value)	2,503	7,031	48,724	29,191	87,449
Total loans	105,032	26,646	93,986	52,788	278,452
	$108,259	$33,677	$142,710	$81,979	$366,625

Rate sensitive liabilities
NOW deposits	$1,863	$-	$-	$35,391	$37,254
Savings deposits	88,056	-	-	48,190	136,246
Time deposits	15,991	29,170	23,828	-	68,989
Securities sold under agreements to repurchase	4,390	-	-	-	4,390
FHLB advances	30,000	-	-	-	30,000
	$140,300	$29,170	$23,828	$83,581	$276,879

Interest rate sensitivity gap	$(32,041)	$4,507	$118,882	$(1,602)	$89,746
Cumulative gap	$(32,041)	$(27,534)	$91,348	$89,746

Cumulative gap ratio to total assets	-7%	-6%	22%	22%

	December 31, 2012
	Due within	Due in	Due after One	Due after
	Three	Three to Twelve	Year to Five	Five
	Months	Months	Years	Years	Total
Rate sensitive assets
Federal funds sold & overnight deposits	$2,094	$-	$-	$-	$2,094
Available-for-sale securities (at fair value)	8,559	26,607	34,241	22,413	91,820
Total loans	81,542	22,740	82,475	48,286	235,043
	$92,195	$49,347	$116,716	$70,699	$328,957

Rate sensitive liabilities
NOW deposits	$2,402	$-	$-	$45,640	$48,042
Savings deposits	84,996	-	-	42,230	127,226
Time deposits	17,878	28,349	26,244	-	72,471
Securities sold under agreements to repurchase	3,569	-	-	-	3,569
FHLB advances	-	-	-	-	-
	$108,845	$28,349	$26,244	$87,870	$251,308

Interest rate sensitivity gap	$(16,650)	$20,998	$90,472	$(17,171)	$77,649
Cumulative gap	$(16,650)	$4,348	$94,820	$77,649

Cumulative gap ratio to total assets	-4%	1%	25%	21%

 Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Bank’s interest rate sensitivity position. To supplement traditional gap analysis, the Bank performs simulation modeling to estimate the potential effects of changing interest rates. This process allows the Bank to explore complex relationships among re-pricing assets and liabilities over time in various interest rate environments.

The Company’s Executive Committee meets at least quarterly to monitor the Bank’s investments and liquidity needs and oversee its asset-liability management. Between meetings of the Executive Committee, management oversees the Bank’s liquidity.

Capital Reserve

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines specific capital categories based upon an institution’s capital ratios. The capital categories, in declining order, are: (i) “well capitalized”; (ii) “adequately capitalized”; (iii) “under-capitalized”; (iv) “significantly under-capitalized”; and (v) “critically under-capitalized”. Under FDICIA and the FDIC’s prompt corrective action rules, the FDIC may take any one or more of the following actions against an “under-capitalized” bank: restrict dividends and management fees, restrict asset growth, and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is “significantly under-capitalized”, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks, and restrict compensation to any senior executive officer. When a bank becomes “critically under-capitalized” (for periods prior to January 1, 2015, that meant a ratio of tangible equity to total assets equal to or less than 2%), the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains “critically under-capitalized” during the calendar quarter beginning 270 days after the date on which the bank became “critically under-capitalized.”

Prior to January 1, 2015, the regulations implementing these provisions of FDICIA provided that a bank would be classified as “well capitalized” if it (i) had a Tier 1 leverage ratio of at least 5%, (ii) had a Tier 1 risk-based capital ratio of at least 6%, (iii) had a total risk-based capital ratio of at least 10%, and (iv) met certain other requirements. A bank would be classified as “adequately capitalized” if it (i) had a Tier 1 leverage ratio of (a) at least 4%, or (b) at least 3% if the bank was rated 1 in its most recent examination and was not experiencing or anticipating significant growth, (ii) had a Tier 1 risk-based capital ratio of at least 4%, (iii) had a total risk-based capital ratio of at least 8%, and (iv) did not meet the definition of “well capitalized.” A bank would be classified as “undercapitalized” if it (i) had a Tier 1 leverage ratio of (a) less than 4%, or (b) less than 3% if the bank was rated 1 in its most recent examination and was not experiencing or anticipating significant growth, (ii) had a Tier 1 risk-based capital ratio of less than 4%, or (iii) had a total risk-based capital ratio of less than 8%. A bank would be classified as “significantly undercapitalized” if it (i) had a Tier 1 leverage ratio of less than 3%, (ii) had a Tier 1 risk-based capital ratio of less than 3%, or (iii) had a total risk-based capital ratio of less than 6%. An institution would be classified as “critically undercapitalized” if it had a tangible equity to total assets ratio that was equal to or less than 2%. An insured depository institution may be deemed to be in a lower capitalization category if the FDIC has determined (i) that the insured depository institution is in unsafe or unsound condition or (ii) that, in the most recent examination of the insured depository institution, the insured depository institution received and has not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings, or liquidity.

As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” prior to January 1, 2015, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based ratios as set forth in the table below. Management of the Bank believes there are no conditions that have changed the Bank’s category since December 31, 2014.

The following table presents the amounts of regulatory capital and capital ratios for the Bank compared to the minimum regulatory capital requirements to be categorized as “well capitalized” as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Ratio	Capital Minimum Requirement	Ratio	Capital Minimum Requirement

Tier 1 leverage ratio	7.17%	5.00%	7.09%	5.00%
Tier 1 risk-based ratio	11.69%	6.00%	11.92%	6.00%
Total risk-based ratio	12.80%	10.00%	13.08%	10.00%

The risk-based capital guidelines prior to January 1, 2015 were based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.

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

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s final rules and the FDIC’s interim final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations will also be required to have a total capital ratio of 8% (unchanged from current rules) and a Tier 1 leverage ratio of 4% (unchanged from current rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning in January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and would increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. Management is currently evaluating the provisions of these rules and their expected impact on the Company and the Bank.

With respect to the Bank, the FDIC also revised its prompt corrective action rules by (i) introducing a Common Equity Tier 1, or CET1, ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5 percent to be well-capitalized. Effective as of January 1, 2015, the FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

Inflation

The impact of changes in the general price level of goods or services on financial institutions, either through inflation or deflation, may differ significantly from the impact exerted on other companies. Banks, as financial intermediaries, have numerous assets and liabilities whose values are affected by both inflation and deflation. This is especially true for companies, such as a bank, with a high percentage of interest-rate-sensitive assets and liabilities. Banks seek to reduce the impact of inflation or deflation, and the coincident increase or decrease in interest rates, by managing their interest-rate-sensitivity gap. The Company attempts to manage its interest-rate-sensitivity gap and to structure its mix of financial instruments in order to minimize the potential adverse effects inflation or deflation may have on its net interest income and, therefore, its earnings and capital.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15(a) on page 43 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8. The information required by this Item 8 is provided beginning on page F-1 hereof.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014 and have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis. This conclusion is based on the above-referenced officers’ evaluation of such controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

(d)     Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated into this Form 10-K by reference to the Proxy Statement of the Company (the “Proxy Statement”) for the annual meeting of shareholders to be held on May 12, 2015 under the captions “ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “Shareholder Proposals and Nominations.”

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated into this Form 10-K by reference to the Company’s Proxy Statement under the caption “COMPENSATION AND OTHER MATTERS.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company previously issued options to purchase shares of its common stock under the SBT Bancorp 1998 Stock Plan (the “1998 Plan”). As of March 26, 2015, there were options outstanding to purchase an aggregate of 21,000 shares of the Company’s authorized but unissued common stock at a price of $31.50 per share which will expire during 2015. The 1998 Plan expired in March 2008.

Following shareholder approval in 2011, the Company established the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (the “2011 Plan”), effective June 1, 2011, to provide stock awards and options to employees, officers and directors of the Company in order to attract them to the Company, give them a proprietary interest in the Company, and to encourage them to remain in the employ or service of the Company. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards or options under the 2011 Plan is 100,000 shares. As of December 31, 2014, 34,124 shares of restricted stock have been granted to directors and officers of the Bank and the remaining number of shares and options to be granted under the 2011 Plan was 72,182. The 2011 Plan will expire on March 16, 2021.

During 2014, the Company granted 1,934 shares of restricted stock with an award value of $42,000, or $21.50 per share. During 2013, the Company granted 10,000 shares of restricted stock with an award value of $234,000, or $23.39 per share. The restricted shares vest over a three-year period. During 2014 and 2013, the Company recognized compensation expense related to the restricted shares awarded in the amount of $145,000 and $156,000, respectively.

The following table sets forth the total number of securities authorized for issuance under equity compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	21,000	$31.50	72,182
Equity compensation plans not approved by shareholders	0	0	0
Total	21,000	$31.50	72,182

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.

The following Financial Statements and Supplementary Data are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits.

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

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on March 22, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB filed on May 15, 2006)

10.1#	Employment Agreement, dated as of September 1, 2004, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed on March 28, 2014)

10.2#	Amendment to Employment Agreement, dated as of December 31, 2008, between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K filed on March 31, 2009)

10.3#

Supplemental Executive Retirement Agreement, dated as of October 20, 2010, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 22, 2010)

10.4#

Endorsement Split Dollar Insurance Agreement, dated October 20, 2010, by and between the Bank and Martin J. Geitz (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 22, 2010)

10.5#

Supplemental Executive Retirement Plan Agreement, dated as of April 23, 2001, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed on March 28, 2014)

10.6#

Supplemental Executive Retirement Agreement, dated May 7, 2010, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 13, 2010)

10.7#

Split Dollar Life Insurance Agreement, dated as of March 31, 2013, by and between the Bank and Anthony F. Bisceglio (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 25, 2013)

10.8#

Transition Agreement, dated as of April 25, 2013, by and between Anthony F. Bisceglio and the Bank and any and all of its business affiliates, parent, subsidiaries, divisions, predecessors, insurers, successors and assigns (including, without limitation, the Company and SBT Investment Services, Inc.) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 1, 2013)

10.9#	Letter Agreement, dated August 6, 2013 between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 26, 2013)

10.10#

Change in Control Severance Agreement, dated as of March 11, 2014, by and between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2014)

10.11#

Supplemental Executive Retirement Agreement, adopted as of March 11, 2014, by and between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2014)

10.12#

Split Dollar Life Insurance Agreement, dated as of April 29, 2014, by and between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 29, 2014)

10.13#

Change in Control Severance Agreement, dated as of October 24, 2012, by and between the Bank and Gary W. Burdick (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed on March 28, 2013)

10.14#

Supplemental Executive Retirement Agreement, dated as of October 24, 2012, by and between the Bank and Gary W. Burdick (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed on March 28, 2013)

10.15#

Change in Control Severance Agreement, dated as of March 12, 2014, by and between the Bank and David H. MacKenzie (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 14, 2014)

10.16#*	Change in Control Severance Agreement, dated as of November 26, 2014, by and between the Bank and Joan A. Beresford

10.17#*	Change in Control Severance Agreement, dated as of May 5, 2014, by and between the Bank and Jocelyn A. Mitchell

10.18#*	Change in Control Severance Agreement, dated as of November 26, 2014, by and between the Bank and Joseph F. Pagliarini

10.19#

Form of Split Dollar Life Insurance Agreement by and between the Bank and certain officers of the Bank in key managerial roles, including Gary W. Burdick, Joan A. Beresford and Jocelyn A. Mitchell (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K filed on March 28, 2013)

10.20#

SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on April 11, 2011 for the Company’s 2011 Annual Meeting of Shareholders)

10.21#

Form of Restricted Stock Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 15, 2011)

10.22#

Form of Non-Qualified Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 15, 2011)

10.23#

Form of Incentive Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 15, 2011)

10.24

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

* Filed herewith

# Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2015.

SBT BANCORP, INC.
By:
/s/ Martin J. Geitz
Martin J. Geitz
President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Martin J. Geitz	President, Chief Executive	March 26, 2015
Martin J. Geitz	Officer and Director

/s/ Richard J. Sudol	Senior Vice President,	March 26, 2015
Richard J. Sudol	Chief Financial Officer and Treasurer

/s/ Robert J. Bogino	Director	March 26, 2015
Robert J. Bogino

/s/ James T. Fleming	Director	March 26, 2015
James T. Fleming

/s/ Gary R. Kevorkian	Director	March 26, 2015
Gary R. Kevorkian

/s/ Jerry W. Long	Director	March 26, 2015
Jerry W. Long

/s/ Nicholas B. Mason	Director	March 26, 2015
Nicholas B. Mason	Director	March 26, 2015

/s/ Michael D. Nicastro
Michael D. Nicastro

/s/ George B. Odlum	Director	March 26, 2015
George B. Odlum, Jr., DMD

/s/ David W. Sessions	Director	March 26, 2015
David W. Sessions

/s/ Ann G. Taylor	Director	March 26, 2015
Ann G. Taylor

/s/ Penny R. Woodford	Director	March 26, 2015
Penny R. Woodford

SBT BANCORP, INC.

The Board of Directors and Stockholders

SBT Bancorp, Inc.

Simsbury, Connecticut

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of SBT Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SBT Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 25, 2015

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(In Thousands, Except Share Data)

ASSETS	2014	2013
Cash and due from banks	$10,118	$13,355
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	9,696	24,165
Money market mutual funds	1	346
Federal funds sold	5	724
Cash and cash equivalents	19,820	38,590
Investments in available-for-sale securities (at fair value)	83,805	87,449
Federal Home Loan Bank stock, at cost	1,801	2,196
Loans held-for-sale	5,374	2,861

Loans	286,142	279,667
Less: allowance for loan losses	2,761	2,792
Loans, net	283,381	276,875

Premises and equipment, net	1,460	1,618
Other real estate owned	105	-
Accrued interest receivable	1,095	1,074
Bank owned life insurance	7,184	6,729
Other assets	4,815	4,456
Total assets	$408,840	$421,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$117,261	$116,015
Savings and NOW deposits	177,158	173,500
Time deposits	61,646	68,989
Total deposits	356,065	358,504
Securities sold under agreements to repurchase	3,921	4,390
Federal Home Loan Bank advances	17,500	30,000
Other liabilities	1,882	1,558
Total liabilities	379,368	394,452
Stockholders' equity:
Preferred stock, senior non-cumulative perpetual, Series C, no par; 9,000 shares issued and outstanding at December 31, 2014 and 2013; liquidation value of $1,000 per share	8,988	8,976
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 898,105 shares and 897,691 shares, respectively, in 2014 and 900,264 shares and 899,850 shares, respectively, in 2013	10,127	10,136
Retained earnings	10,549	10,347
Treasury stock, 414 shares at December 31, 2014 and 2013	(7)	(7)
Unearned compensation - restricted stock awards	(207)	(401)
Accumulated other comprehensive income (loss)	22	(1,655)
Total stockholders' equity	29,472	27,396
Total liabilities and stockholders' equity	$408,840	$421,848

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2014 and 2013

(In Thousands, Except Share Data)

	2014	2013
Interest and dividend income:
Interest and fees on loans	$10,387	$9,853
Interest on debt securities:
Taxable	1,340	1,529
Tax-exempt	457	477
Dividends	28	4
Other interest	45	141
Total interest and dividend income	12,257	12,004
Interest expense:
Interest on deposits	849	894
Interest on securities sold under agreements to repurchase	4	4
Interest on Federal Home Loan Bank advances	18	19
Total interest expense	871	917
Net interest and dividend income	11,386	11,087
Provision for loan losses	55	345
Net interest and dividend income after provision for loan losses	11,331	10,742
Noninterest income:
Service charges on deposit accounts	474	488
Writedown of securities (includes losses of $38 and $57, net of $30 and $40, respectively, recognized in other comprehensive income (loss) for the years ended December 31, 2014 and 2013, before taxes)	(8)	(17)
Gain on sales of investments	150	126
Mortgage banking activities	581	1,390
Investment services fees and commissions	237	231
Other service charges and fees	731	686
Increase in cash surrender value of life insurance policies	205	209
Other income	100	13
Total noninterest income	2,470	3,126
Noninterest expense:
Salaries and employee benefits	6,736	6,880
Occupancy expense	1,358	1,185
Equipment expense	443	290
Loss on sales and writedowns of other real estate owned	51	87
Professional fees	538	543
Advertising and promotions	594	756
Forms and supplies	172	144
Correspondent charges	205	318
FDIC assessment	374	188
Directors’ fees	254	264
Data processing	676	619
Other expense	1,599	1,325
Total noninterest expense	13,000	12,599
Income before income taxes	801	1,269
Income tax (benefit) expense	(4)	134
Net income	$805	$1,135
Net income available to common stockholders	$703	$1,029

Earnings per common share	$0.80	$1.18
Earnings per common share, assuming dilution	$0.79	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2014 and 2013

(In Thousands)

	2014	2013
Net income	$805	$1,135
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain/loss on available-for-sale securities	1,677	(2,783)
Other comprehensive income (loss), net of tax	1,677	(2,783)
Comprehensive income (loss)	$2,482	$(1,648)

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2014 and 2013

(In Thousands, Except Share Data)

							Unearned	Accumulated
							Compensation -	Other
	Preferred Stock			Common	Retained	Treasury	Restricted Stock	Comprehensive
	Series A	Series B	Series C	Stock	Earnings	Stock	Awards	Income (Loss)	Total
Balance, December 31, 2012	$-	$-	$8,964	$9,901	$9,819	$(7)	$(368)	$1,128	$29,437
Net income	-	-	-	-	1,135			-	1,135
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(2,783)	(2,783)
Preferred stock dividends	-	-	-	-	(94)	-	-	-	(94)
Preferred stock amortization (accretion)	-	-	12	-	(12)	-	-	-	-
Stock based compensation	-	-	-	-	-	-	156	-	156
Restricted stock awards	-	-	-	234	-	-	(234)	-	-
Forfeited restricted stock awards	-	-	-	(45)	-	-	45	-	-
Tax benefit - vested restricted stock awards	-	-	-	7	-	-	-	-	7
Common stock issued	-	-	-	39	-	-	-	-	39
Dividends declared on common stock ($.56 per share)	-	-	-	-	(501)	-	-	-	(501)
Balance, December 31, 2013	-	-	8,976	10,136	10,347	(7)	(401)	(1,655)	27,396
Net income	-	-	-	-	805			-	805
Other comprehensive income, net of tax	-	-	-	-	-	-	-	1,677	1,677
Preferred stock dividends	-	-	-	-	(90)	-	-	-	(90)
Preferred stock amortization (accretion)	-	-	12	-	(12)	-	-	-	-
Stock based compensation	-	-	-	-	-	-	145	-	145
Restricted stock awards	-	-	-	41	-	-	(41)	-	-
Forfeited restricted stock awards	-	-	-	(90)	-	-	90	-	-
Tax benefit - vested restricted stock awards	-	-	-	1	-	-	-	-	1
Common stock issued	-	-	-	39	-	-	-	-	39
Dividends declared on common stock ($.56 per share)	-	-	-	-	(501)	-	-	-	(501)
Balance, December 31, 2014	$-	$-	$8,988	$10,127	$10,549	$(7)	$(207)	$22	$29,472

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

(In Thousands)

	2014	2013
Cash flows from operating activities:
Net income	$805	$1,135
Adjustments to reconcile net income to net cash used in operating activities:
Interest capitalized on interest-bearing time deposits with other banks	-	(106)
Amortization of securities, net	401	592
Writedown of available-for-sale securities	8	17
Gain on sales of available-for-sale securities	(150)	(126)
Change in deferred origination costs (fees), net	(80)	(374)
Provision for loan losses	55	345
Loans originated for sale	(44,593)	(72,081)
Proceeds from sales of loans originated for sale	42,580	70,278
Gain on sales of loans	(500)	(1,058)
Loss on sales of other real estate owned	1	45
Writedown of other real estate owned	50	42
Depreciation and amortization	383	252
Accretion on impairment of operating lease	(44)	(44)
Increase in other assets	(1,142)	(175)
Increase in interest receivable	(21)	(55)
Decrease (increase) in taxes receivable	182	(148)
Deferred income tax (benefit) expense	(187)	205
Increase in cash surrender value of bank owned life insurance	(205)	(209)
Excess tax benefit related to stock based compensation	(1)	(7)
Stock based compensation	145	156
Increase (decrease) increase in other liabilities	315	(12)
Increase in interest payable	44	3

Net cash used in operating activities	(1,954)	(1,325)

Cash flows from investing activities:
Maturities and redemptions of interest-bearing time deposits with other banks	-	3,895
Purchase of Federal Home Loan Bank Stock	(542)	(1,607)
Redemption of Federal Home Loan Bank Stock	937	-
Purchases of available-for-sale securities	(4,146)	(35,183)
Proceeds from maturities of available-for-sale securities	8,361	23,361
Proceeds from sales of available-for-sale securities	1,712	11,493
Loan originations and principal collections, net	7,215	(28,134)
Loans purchased	(14,407)	(15,429)
Recoveries of loans previously charged off	15	7
Proceeds from sale of other real estate owned	540	126
Capital expenditures	(301)	(1,088)
Purchase of bank owned life insurance	(250)	-

Net cash used in investing activities	(866)	(42,559)

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

(In Thousands)

(continued)

	2014	2013
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	4,904	21,577
Decrease in time deposits	(7,343)	(3,482)
Net (decrease) increase in securities sold under agreements to repurchase	(469)	821
Net change in short-term advances	(12,500)	30,000
Proceeds from issuance of common stock	39	39
Excess tax benefit related to stock based compensation	1	7
Dividends paid - preferred stock	(90)	(94)
Dividends paid - common stock	(492)	(494)

Net cash (used in) provided by financing activities	(15,950)	48,374

Net (decrease) increase in cash and cash equivalents	(18,770)	4,490
Cash and cash equivalents at beginning of year	38,590	34,100
Cash and cash equivalents at end of year	$19,820	$38,590

Supplemental disclosures:
Interest paid	$827	$914
Income taxes paid	1	77
Increase in common stock dividends held in escrow	9	7
Loans transferred to other real estate owned	696	-

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

NOTE 1 - NATURE OF OPERATIONS

On March 2, 2006, The Simsbury Bank & Trust Company, Inc. (the “Bank”) reorganized into a holding company structure. As a result, the Bank became a wholly-owned subsidiary of SBT Bancorp, Inc. (the “Company”) and each outstanding share of common stock of the Bank was converted into the right to receive one share of the common stock, no par value, of the Company. The Company files reports with the Securities and Exchange Commission and is supervised by the Board of Governors of the Federal Reserve System.

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

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term include the allowance for loan losses, fair values of available-for-sale securities and deferred taxes.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, SBT Investment Services, Inc. and NERE Holdings, Inc. SBT Investment Services, Inc. was established solely for the purpose of providing investment products, financial advice and services to its clients and the community. NERE Holdings, Inc. was established to hold real estate. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, Federal Home Loan Bank interest-bearing demand and overnight deposits, Federal Reserve Bank interest-bearing demand deposits, money market mutual funds and federal funds sold.

Cash and due from banks as of December 31, 2014 and 2013 includes $6,585,000 and $7,453,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank of Boston and Bankers’ Bank Northeast.

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

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of December 31, 2014, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual lives of the related loans.

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

The Company has certain lending policies and procedures in place that are designed to maximize loan income with an acceptable level of risk. Management reviews and approves these policies and procedures on an annual basis. A reporting system is in place which provides management with frequent reports related to loan quality, loan production, loan delinquencies and non-performing or potential problem loans.

Commercial and industrial loans are underwritten after evaluating historical and projected profitability and cash flow to determine the borrower’s ability to repay their obligation as agreed. Underwriting standards are designed to promote relationship banking rather than transactional banking. Commercial and industrial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral supporting the loan facility. The cash flow of the borrower may not be as expected and the collateral supporting the loan may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable and inventory and may incorporate a personal guarantee. Some loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to the underwriting standards and processes similar to commercial and industrial loans, in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher principal balances and longer repayment periods. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or the economy in general. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversification reduces the exposure to adverse economic conditions that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk-rating criteria. The Company also utilizes third-party experts to provide environmental and market valuations, in addition to economic conditions and trends within a specific industry. The Company also tracks the level of owner occupied commercial real estate loans within its commercial real estate portfolio. At December 31, 2014, approximately 82% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

With respect to land developers’ and builders’ loans that are secured by non-owner-occupied properties that the Company may originate from time to time, the Company generally requires that the borrower have a proven record of success. Construction loans are underwritten based upon a financial analysis of the developers and property owners and construction cost estimates, in addition to independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation estimates may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project. Sources of repayment of these loans would be permanent financing upon completion or sales of developed property. These loans are closely monitored by on site inspections and are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.

The Company originates consumer loans utilizing a computer-based credit-scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by staff and management. This continual review, coupled with the high volume of borrowers of smaller dollar loans, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by regulatory requirements, which include, but are not limited to, a maximum loan-to-value of 75%, collection remedies, the number of such loans that a borrower can have at one time, and documentation requirements.

The Company engages an independent loan review firm that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the Board of Directors. The loan review process complements and reinforces the risk identification process and assessment decisions made by the relationship managers and credit officer, as well as the Company’s policies and procedures.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2014.

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

Construction loans: Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans: Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer loans: Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated Component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring ("TDR"). All TDRs are initially classified as impaired.

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

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with ASC 310-40, “Receivables - Troubled Debt Restructuring by Creditors.” These properties are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure or transfer, establishing a new cost basis. Subsequent to foreclosure or transfer, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

In accordance with ASC 310-10-35, “Receivables - Overall - Subsequent Measurement,” the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

ASC 825, “Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

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

Federal Home Loan Bank advances: Fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

STOCK BASED COMPENSATION:

At December 31, 2014, the Company has stock-based employee compensation plans which are described more fully in Note 18. The Company accounts for the plan under ASC 718-10, “Compensation - Stock Compensation - Overall.” During the years ended December 31, 2014 and 2013, $145,000 and $156,000, respectively, in stock-based employee compensation was recognized.

EARNINGS PER SHARE:

The Company defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that are included in computing EPS using the two-class method.

The two-class method is an earnings allocation formula that determines earnings per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Earnings per common share is calculated by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period.

Basic EPS excludes dilution and is computed by dividing income allocated to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820, “Fair Value Measurement,” and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have an impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40).” The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in this ASU provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” The amendments in this ASU eliminate the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values are as follows as of December 31:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
December 31, 2014:
Debt securities issued by U.S. government corporations and agencies	$18,202	$1	$139	$18,064
Obligations of states and municipalities	15,972	679	52	16,599
Mortgage-backed securities	49,157	140	629	48,668
SBA loan pools	440	34	-	474
Money market mutual funds	1	-	-	1
	83,772	854	820	83,806
Money market mutual funds included in cash and cash equivalents	(1)	-	-	(1)
	$83,771	$854	$820	$83,805

December 31, 2013:
Debt securities issued by U.S. government corporations and agencies	$18,767	$-	$520	$18,247
Obligations of states and municipalities	13,780	391	198	13,973
Mortgage-backed securities	56,799	126	2,357	54,568
SBA loan pools	611	50	-	661
Money market mutual funds	346	-	-	346
	90,303	567	3,075	87,795
Money market mutual funds included in cash and cash equivalents	(346)	-	-	(346)
	$89,957	$567	$3,075	$87,449

The scheduled maturities of securities were as follows as of December 31, 2014:

Fair
Value
(In Thousands)
Due after one year through five years	$16,568
Due after five years through ten years	7,067
Due after ten years	11,028
Mortgage-backed securities	48,668
SBA loan pools	474
$83,805

During 2014, proceeds from sales of available-for-sale securities amounted to $1,712,000. Gross realized gains on those sales amounted to $150,000. The tax expense applicable to these gross realized gains amounted to $51,000. During 2013, proceeds from sales of available-for-sale securities amounted to $11,493,000. Gross realized gains on those sales amounted to $126,000. The tax expense applicable to these gross realized gains amounted to $43,000.

There were no securities of issuers that exceeded 10% of stockholders’ equity at December 31, 2014.

As of December 31, 2014 and 2013, the total carrying amounts of securities pledged for securities sold under agreements to repurchase and public deposits were $17,271,000 and $15,418,000, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2014:
Debt securities issued by U.S. Government corporations and agencies	$4,486	$12	$13,077	$127	$17,563	$139
Obligations of states and municipalities	526	12	1,772	40	2,298	52
Mortgage-backed securities	1,422	6	36,550	593	37,972	599
Total temporarily impaired securities	6,434	30	51,399	760	57,833	790

Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	274	30	274	30
Total temporarily impaired and other- than-temporarily impaired securities	$6,434	$30	$51,673	$790	$58,107	$820

December 31, 2013:
Debt securities issued by U.S. Government corporations and agencies	$18,247	$520	$-	$-	$18,247	$520
Obligations of states and municipalities	3,340	198	-	-	3,340	198
Mortgage-backed securities	42,185	1,958	6,240	359	48,425	2,317
Total temporarily impaired securities	63,772	2,676	6,240	359	70,012	3,035

Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	331	40	331	40
Total temporarily impaired and other- than-temporarily impaired securities	$63,772	$2,676	$6,571	$399	$70,343	$3,075

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2014 consist of debt issued by states of the United States and political subdivisions of the states and U.S. government corporations and agencies. Company management considers investments with an unrealized loss as of December 31, 2014 to be only temporarily impaired because the impairment is attributable to changes in market interest rates and current market inefficiencies. Company management anticipates that the fair value of securities that are currently impaired will recover to cost basis. As management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

The following table summarizes other-than-temporary impairment losses on debt securities for the years ended December 31, 2014 and 2013:

	2014	2013
	Mortgage-Backed	Mortgage-Backed
	Securities	Securities
	(In Thousands)
Total other-than-temporary impairment losses	$38	$57
Less: unrealized other-than-temporary losses recognized in other comprehensive income/loss (1)	(30)	(40)

Net impairment losses recognized in earnings (2)	$8	$17

(1) Represents the noncredit component of the other-than-temporary impairment on the securities.

(2) Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the year ended December 31, 2014 is as follows:

Mortgage-Backed
Securities
(In Thousands)
Balance, December 31, 2013	$29
Additions for the credit component on debt securities in which other-than-temporary impairment was previously recognized	8
Balance, December 31, 2014	$37

For the year ended December 31, 2014, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of three private label collateralized mortgage obligations (CMOs). The par value of these three securities were written down by $8,000 by the issuers.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the year ended December 31, 2013 is as follows:

Mortgage-Backed
Securities
(In Thousands)
Balance, December 31, 2012	$12
Additions for the credit component on debt securities in which other-than-temporary impairment was previously recognized	17
Balance, December 31, 2013	$29

For the year ended December 31, 2013, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of three private label collateralized mortgage obligations (CMOs). The par value of these three securities were written down by $17,000 by the issuers.

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

	2014	2013
	(In Thousands)
Real estate:
Residential	$132,553	$137,539
Commercial	46,982	48,814
Municipal	8,602	6,344
Construction and land development	13,234	7,773
Home equity	46,403	46,742
Commercial and industrial	19,038	18,432
Municipal	1,459	2,144
Consumer	16,576	10,664
	284,847	278,452
Allowance for loan losses	(2,761)	(2,792)
Deferred loan origination costs, net	1,295	1,215
Net loans	$283,381	$276,875

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of and for the years ended December 31:

	Real Estate:
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2014:
Allowance for loan losses:
Beginning balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792
Charge-offs	(93)	-	-	-	-	(8)	-	(101)
Recoveries	8	-	-	-	3	4	-	15
(Benefit) provision	(19)	(10)	38	21	(15)	36	4	55
Ending balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$6	$-	$-	$6
Ending balance:
Collectively evaluated for impairment	1,085	738	249	324	221	134	4	2,755
Total allowance for loan losses ending balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761

Loans:
Ending balance:
Individually evaluated for impairment	$170	$860	$-	$3	$439	$-	$-	$1,472
Ending balance:
Collectively evaluated for impairment	132,383	54,724	13,234	46,400	20,058	16,576		283,375
Total loans ending balance	$132,553	$55,584	$13,234	$46,403	$20,497	$16,576	$-	$284,847

	Real Estate:
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2013:
Allowance for loan losses:
Beginning balance	$1,051	$586	$142	$362	$219	$99	$135	$2,594
Charge-offs	(40)	(54)	-	-	(2)	(58)	-	(154)
Recoveries	-	-	-	-	4	3	-	7
Provision (benefit)	178	216	69	(59)	18	58	(135)	345
Ending balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	1,189	748	211	303	239	102	-	2,792
Total allowance for loan losses ending balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792

Loans:
Ending balance:
Individually evaluated for impairment	$175	$924	$222	$4	$-	$-	$-	$1,325
Ending balance:
Collectively evaluated for impairment	137,364	54,234	7,551	46,738	20,576	10,664	-	277,127
Total loans ending balance	$137,539	$55,158	$7,773	$46,742	$20,576	$10,664	$-	$278,452

The following tables present the Company’s loans by risk rating as of December 31:

	Real Estate:
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
	(In Thousands)
December 31, 2014:
Grade:
Pass	$-	$50,208	$11,529	$-	$18,380	$-	$80,117
Special mention	-	3,866	1,705	-	642	-	6,213
Substandard	474	1,510	-	166	1,475	-	3,625
Loans not formally rated	132,079	-	-	46,237	-	16,576	194,892
Total	$132,553	$55,584	$13,234	$46,403	$20,497	$16,576	$284,847

December 31, 2013:
Grade:
Pass	$-	$50,520	$6,042	$-	$18,425	$-	$74,987
Special mention	-	2,661	1,163	-	1,175	-	4,999
Substandard	1,601	1,977	568	116	976	-	5,238
Loans not formally rated	135,938	-	-	46,626	-	10,664	193,228
Total	$137,539	$55,158	$7,773	$46,742	$20,576	$10,664	$278,452

Credit Quality Indicators: As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) weighted average risk rating of commercial loans; (ii) the level of classified and criticized commercial loans; (iii) non performing loans; (iv) net charge-offs and (v) the general economic conditions within the State of Connecticut.

The Company utilizes a risk rating grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 7. A description of each rating class is as follows:

Risk Rating 1 (Superior) - This risk rating is assigned to loans secured by cash.

Risk Rating 2 (Good) – This risk rating is assigned to borrowers of high credit quality who have primary and secondary sources of repayment which are well defined and fully confirmed.

Risk Rating 3 (Satisfactory) - This risk rating is assigned to borrowers who are fully responsible for the loan or credit commitment, which has primary and secondary sources of repayment that are well defined and adequately confirmed. Most credit factors are favorable, and the credit exposure is managed through normal monitoring.

Risk Rating 3.5 (Bankable with Care) - This risk rating is assigned to borrowers who are fully responsible for the loan or credit commitment and the secondary sources of repayment are weak. These loans may require more than the average amount of attention from the relationship manager.

Risk Rating 4 (Special Mention) – This risk rating is assigned to borrowers which may be adequately protected by the present debt service capacity and tangible net worth of the borrower, but which have potential problems that could, if not checked or corrected, eventually weaken these assets or otherwise jeopardize the repayment of principal and interest as originally intended. Most credit factors are unfavorable, and the credit exposure requires immediate corrective action.

Risk Rating 5 (Substandard) – This risk rating is assigned to borrowers who have inadequate cash flow or collateral to satisfy their loan obligations as originally defined in the loan agreement. Substandard loans may be placed on nonaccrual status if the conditions described above are generally met.

Risk Rating 6 (Doubtful) – This risk rating is assigned to a borrower or portion of a borrower’s loan with which the Company is no longer certain of its collectability. A specific reserve allocation is assigned to this portion of the loan.

Risk Rating 7 (Loss) – This risk rating is assigned to loans which have been charged off or the portion of the loan that has been charged down. “Loss” does not imply that the loan, or portion of, will never be paid, nor does it imply that there has been a forgiveness of debt.

Loans not formally rated include residential, home equity and consumer loans. As of December 31, 2014, $194.9 million of the total residential, home equity and consumer loan portfolio of $195.5 million were not formally rated. As of December 31, 2013, $193.2 million of the total residential, home equity and consumer loan portfolio of $195.0 million were not formally rated. The performance of these loans is measured by delinquency status. The Company underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation and loan to value and debt to income ratios. Home equity loan and line guidelines place a maximum loan to value ratio of 80% on these loans and the Company requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a high performance loan portfolio. Total delinquent loans, consisting of loans past due 60 days or more, decreased from 1.17% of total loans outstanding as of December 31, 2013 to 0.67% of total loans outstanding as of December 31, 2014.

An age analysis of past-due loans, segregated by class of loans is as follows as of December 31:

							90 Days
			90 Days				or More
			or More	Total	Total	Total	Past Due	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Past Due	Current	Loans	and Accruing	Loans
	(In Thousands)
December 31, 2014:
Real estate:
Residential	$147	$-	$516	$663	$131,890	$132,553	$-	$1,064
Commercial	-	-	860	860	46,122	46,982	-	860
Municipal	-	-	-	-	8,602	8,602	-	-
Construction and land development	-	-	-	-	13,234	13,234	-	-
Home equity	328	-	77	405	45,998	46,403	-	165
Commercial and industrial	-	-	439	439	18,599	19,038	-	439
Municipal	-	-	-	-	1,459	1,459	-	-
Consumer	124	19	-	143	16,433	16,576	-	-
Total	$599	$19	$1,892	$2,510	$282,337	$284,847	$-	$2,528

December 31, 2013:
Real estate:
Residential	$-	$720	$1,253	$1,973	$135,566	$137,539	$-	$1,597
Commercial	-	-	924	924	47,890	48,814	-	924
Municipal	-	-	-	-	6,344	6,344	-	-
Construction and land development	-	-	204	204	7,569	7,773	-	222
Home equity	-	94	83	177	46,565	46,742	-	83
Commercial and industrial	-	-	-	-	18,432	18,432	-	-
Municipal	-	-	-	-	2,144	2,144
Consumer	128	-	26	154	10,510	10,664	3	23
Total	$128	$814	$2,490	$3,432	$275,020	$278,452	$3	$2,849

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the years ended December 31:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
December 31, 2014:
With no related allowance recorded:
Real estate:
Residential	$170	$170	$-	$172	$5
Commercial	860	860	-	896	-
Construction and land development	-	-	-	133	56
Home equity	3	3	-	4	-
Commercial and industrial	-	-	-	-	-
Total impaired with no related allowance	$1,033	$1,033	$-	$1,205	$61

With an allowance recorded:
Residential	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	439	439	6	372	-
Total impaired with an allowance recorded	$439	$439	$6	$372	$-

Total
Real estate:
Residential	$170	$170	$-	$172	$5
Commercial	860	860	-	896	-
Construction and land development	-	-	-	133	56
Home equity	3	3	-	4	-
Commercial and industrial	439	439	6	372	-
Total impaired loans	$1,472	$1,472	$6	$1,577	$61

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
December 31, 2013:
With no related allowance recorded:
Real estate:
Residential	$175	$175	$-	$178	$6
Commercial	924	924	-	929	3
Construction and land development	222	222	-	212	-
Home equity	4	4	-	5	-
Total impaired with no related allowance	$1,325	$1,325	$-	$1,324	$9

With an allowance recorded:
Total impaired with an allowance recorded	$-	$-	$-	$-	$-

Total
Real estate:
Residential	$175	$175	$-	$178	$6
Commercial	924	924	-	929	3
Construction and land development	222	222	-	212	-
Home equity	4	4	-	5	-
Total impaired loans	$1,325	$1,325	$-	$1,324	$9

The following tables set forth information regarding troubled debt restructured loans that were restructured during the year ended December 31, 2014:

		Pre-Modification	Post- Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
December 31, 2014:
Troubled Debt Restructurings:
Commercial and industrial	1	$439	$439
	1	$439	$439

There was one commercial loan that was modified as a troubled debt restructuring during the year ended December 31, 2014. The loan, with a recorded investment of $439,000, had its payment temporarily reduced as part of the modification. The loan was individually evaluated for impairment as of December 31, 2014 and it was determined that a $6,000 specific allowance allocation was required. The loan was on nonaccrual status as of December 31, 2014.

There were no loans modified as a troubled debt restructure during the year ended December 31, 2014 that subsequently defaulted.

There were no loans modified as a troubled debt restructure during the year ended December 31, 2013.

As of December 31, 2014 and 2013, there were no commitments to lend additional funds to borrowers whose loans were modified in a troubled debt restructuring.

The balance of mortgage servicing rights included in other assets at December 31, 2014 and 2013 was $1,577,000 and $1,414,000, respectively. Mortgage servicing rights of $531,000 and $925,000 were capitalized in 2014 and 2013, respectively. Amortization of mortgage servicing rights was $401,000 in 2014 and $300,000 in 2013. The fair value of these rights was $2,049,000 and $1,671,000 as of December 31, 2014 and 2013, respectively.

Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the years ended December 31:

	2014	2013
	(In Thousands)
Balance, beginning of year	$42	$9
Additions	5	86
Reductions	(38)	(53)
Balance, end of year	$9	$42

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $176,579,000 and $147,955,000 as of December 31, 2014 and 2013, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2014	2013
	(In Thousands)
Leasehold improvements	$1,389	$1,370
Furniture and equipment	3,105	2,968
	4,494	4,338
Accumulated depreciation and amortization	(3,034)	(2,720)
	$1,460	$1,618

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2014 and 2013 was $26,650,000 and $29,703,000, respectively.

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at December 31, 2014 was $11,160,000.

For time deposits as of December 31, 2014, the scheduled maturities for years ended December 31 are:

(In Thousands)
2015	$41,354
2016	9,623
2017	5,003
2018	3,063
2019	2,603
Total	$61,646

As of December 31, 2014, the Bank had one depositor with total deposits of $22,497,000, or 6.32% of the Company’s total deposits.

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of funds borrowed from customers on a short-term basis secured by portions of the Company's investment portfolio. The securities which were sold have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by U.S. government sponsored enterprises, corporations and agencies and states and municipalities. The securities were held in safekeeping by the Federal Home Loan Bank and Merrill Lynch, under the control of the Company. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The agreements mature generally within three months from date of issue.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB). There were $17,500,000 in FHLB advances outstanding as of December 31, 2014. All advances outstanding at December 31, 2014 mature in January 2015. The weighted average interest rate on these borrowings is 0.23%.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties and other qualified assets.

The Company has a line of credit with the FHLB in the amount of $1,525,000 at December 31, 2014 and 2013. At December 31, 2014 and 2013, there were no advances outstanding under this line of credit.

NOTE 9 - INCOME TAXES

The components of income tax (benefit) expense are as follows for the years ended December 31:

	2014	2013
	(In Thousands)
Current:
Federal	$181	$(72)
State	2	1
	183	(71)

Deferred:
Federal	(187)	205
State	-	-
	(187)	205
Total income tax (benefit) expense	$(4)	$134

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2014	2013
	% of	% of
	Income	Income
Federal income tax at statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(38.0)	(23.2)
Other	3.5	(0.2)
Effective tax rates	(0.5)%	10.6%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2014	2013
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$816	$800
Deferred compensation	243	220
Impairment of operating lease	9	24
Write-down of securities	10	10
Write-down of OREO	17	-
Restricted stock awards	7	16
Charitable contribution carryover	120	93
Other	123	80
Alternative minimum tax carryforward	634	413
Net unrealized holding loss on available-for-sale securities	-	853
Gross deferred tax assets	1,979	2,509

Deferred tax liabilities:
Depreciation	(307)	(250)
Deferred loan costs/fees	(437)	(413)
Mortgage servicing rights	(536)	(481)
Net unrealized holding gain on available-for-sale securities	(12)	-
Gross deferred tax liabilities	(1,292)	(1,144)
Net deferred tax asset	$687	$1,365

Deferred tax assets as of December 31, 2014 and 2013 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred taxes will be realized.

As of December 31, 2014, the Company had no operating loss carryovers for income tax purposes.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2014 and 2013, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through December 31, 2014.

In January of 2011, the Bank formed a subsidiary Passive Investment Company (PIC). Under State of Connecticut statutes, such a company is not subject to Connecticut corporation business taxes. Provided that the Bank meets the mandated statutory requirements, the Company’s Connecticut corporation business taxes should be significantly reduced or eliminated.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 2014 the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between July 2015 and June 2020. Certain leases contain renewal options. The cost of such renewals is not included below. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2014:

(In Thousands)
2015	$912
2016	685
2017	642
2018	634
2019	577
Thereafter	393
Total	$3,843

Certain leases contain provisions for escalation of minimum lease payments contingent upon percentage increases in the consumer price index. Total rental expense amounted to $935,000 and $708,000 for the years ended December 31, 2014 and 2013, respectively.

On November 28, 2008, the Company entered into an agreement with its data processing servicer which ends in five years, and automatically continues for three years, unless terminated by either party with notice. A second amendment to this November 2008 agreement was signed between the parties on June 27, 2013 that extends the renewal term through April 19, 2019, an extension of the first renewal term for sixty (60) months. Under the agreement, the Company must pay a termination fee as described in the agreement if the Company terminates the agreement with notice, before the end of this extended agreement.

NOTE 11 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurement - Overall,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2014.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2014 and 2013.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

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

The following summarizes assets measured at fair value as of December 31:

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2014:
Debt securities issued by U.S. government corporations and agencies	$18,064	$-	$18,064	$-
Obligations of states and municipalities	16,599	-	16,599	-
Mortgage-backed securities	48,668	-	48,668	-
SBA loan pools	474	-	474	-
Totals	$83,805	$-	$83,805	$-

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2013:
Debt securities issued by U.S. government corporations and agencies	$18,247	$-	$18,247	$-
Obligations of states and municipalities	13,973	-	13,973	-
Mortgage-backed securities	54,568	-	54,568	-
SBA loan pools	661	-	661	-
Totals	$87,449	$-	$87,449	$-

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, at December 31, 2014, for which a nonrecurring change in fair value has been recorded:

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)

December 31, 2014:
Impaired loans	$433	$-	$-	$433
Other real estate owned	105	-	-	105
Totals	$538	$-	$-	$538

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,820	$19,820	$-	$-	$19,820
Available-for-sale securities	83,805	-	83,805	-	83,805
Federal Home Loan Bank stock	1,801	1,801	-	-	1,801
Loans held-for-sale	5,374	-	-	5,499	5,499
Loans, net	283,381	-	-	285,832	285,832
Accrued interest receivable	1,095	1,095	-	-	1,095

Financial liabilities:
Deposits	356,065	-	356,353	-	356,353
Securities sold under agreements to repurchase	3,921	-	3,921	-	3,921
Federal Home Loan Bank advances	17,500	-	17,500	-	17,500

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$38,590	$38,590	$-	$-	$38,590
Available-for-sale securities	87,449	-	87,449	-	87,449
Federal Home Loan Bank stock	2,196	2,196	-	-	2,196
Loans held-for-sale	2,861	-	-	2,909	2,909
Loans, net	276,875	-	-	277,539	277,539
Accrued interest receivable	1,074	1,074	-	-	1,074

Financial liabilities:
Deposits	358,504	-	358,961	-	358,961
Securities sold under agreements to repurchase	4,390	-	4,390	-	4,390
Federal Home Loan Bank advances	30,000	-	30,000	-	30,000

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 12 - FINANCIAL INSTRUMENTS

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2014 and 2013, the maximum potential amount of the Company’s obligation was $1,888,000 and $857,000, respectively for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of
December 31:

	2014	2013
	(In Thousands)
Commitments to originate loans	$17,151	$10,488
Standby letters of credit	1,888	857
Unadvanced portions of loans:
Construction loans	6,960	5,456
Commercial lines of credit	17,394	14,265
Consumer	677	677
Home equity lines of credit	45,005	40,075
	$89,075	$71,818

There is no material difference between the notional amounts and the estimated fair values of the above off-balance sheet liabilities.

NOTE 13 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2014. Total loans to such persons and their companies amounted to $4,348,000 as of December 31, 2014. During the year ended December 31, 2014, principal payments totaled $375,000 and advances amounted to $86,000.

Deposits from related parties held by the Company as of December 31, 2014 and 2013 amounted to $6,625,000 and $6,076,000, respectively.

During 2014 and 2013, the Company paid $90,000 and $63,000, respectively, for rent and related expenses of the Company’s Granby branch office to a company of which a bank director is a principal. The rent expense for the Granby branch included in Note 10 amounted to $65,000 in 2014 and $43,000 in 2013.

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

NOTE 15 - OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss), included in stockholders’ equity, are as follows during the years ended December 31:

	2014	2013
	(In Thousands)
Net unrealized holding gain (loss) on available-for-sale securities	$2,684	$(4,108)
Reclassification adjustment for realized gains in net income (1)	(142)	(109)
Other comprehensive income (loss) before income tax effect	2,542	(4,217)
Income tax (expense) benefit	(865)	1,434
Other comprehensive income (loss), net of tax	$1,677	$(2,783)

(1) Reclassification adjustments include realized securities gains and losses and writedowns of securities. The gains and losses have been reclassified out of other comprehensive income (loss) and affect certain captions in the consolidated statements of income as follows; the pre-tax amount is reflected in writedowns and gain on sales of investments; the tax effect is included in income tax (benefit) expense; and the after tax amount is included in net income.

Accumulated other comprehensive income (loss) as of December 31, 2014 and 2013 consists of net unrealized holding gains (losses) on available-for-sale securities, net of taxes.

NOTE 16 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2014:
Total Capital (to Risk Weighted Assets)	$31,675	12.80%	$19,791	8.0%	$24,739	10.0%
Tier 1 Capital (to Risk Weighted Assets)	28,914	11.69	9,895	4.0	14,843	6.0
Tier 1 Capital (to Average Assets)	28,914	7.17	16,137	4.0	20,171	5.0

As of December 31, 2013:
Total Capital (to Risk Weighted Assets)	31,433	13.08	19,227	8.0	24,033	10.0
Tier 1 Capital (to Risk Weighted Assets)	28,641	11.92	9,613	4.0	14,420	6.0
Tier 1 Capital (to Average Assets)	28,641	7.09	16,150	4.0	20,188	5.0

The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Company's operating results and financial condition. The stockholders of the Company will be entitled to dividends only when, and if, declared by the Company's Board of Directors out of funds legally available therefor. The declaration of future dividends will be subject to favorable operating results, financial conditions, tax considerations, and other factors.

Under Connecticut law, the Bank may pay dividends only out of net profits. The Connecticut Banking Commissioner’s approval is required for dividend payments which exceed the current year’s net profits and retained net profits from the preceding two years. As of December 31, 2014, the Bank is restricted from declaring dividends to the Company in an amount greater than $2,730,000.

Basel III:

On July 2, 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the new rules.

NOTE 17 - EMPLOYEE BENEFITS

The Company sponsors a 401(k) savings and retirement plan. Employees who are 21 years of age and employed on the plan's effective date are immediately eligible to participate in the plan. Other employees who have attained age 21 are eligible for membership on the first day of the month following completion of 90 days of service.

The provisions of the 401(k) plan allow eligible employees to contribute subject to IRS limitations. The Company's matching contribution will be determined at the beginning of the plan year. The Company's expense under this plan was $74,000 in 2014 and $125,000 in 2013.

The Company entered into Supplemental Executive Retirement Agreements with current and former executive officers. The agreements require the payment of specified benefits upon retirement over specified periods as described in each agreement. The total liability for the agreements included in other liabilities was $715,000 at December 31, 2014 and $648,000 at December 31, 2013. Expenses under these agreements amounted to $101,000 and $142,000, respectively, for the years ended December 31, 2014 and 2013. Payments made under the agreements were $34,000 and $27,000, respectively for each of the years ended December 31, 2014 and 2013.

The Company entered into employment agreements (the “Agreements”) with the Executive Officers of the Company. The Agreements provide for severance benefits upon termination following a change in control as defined in the agreements in amounts equal to cash compensation as defined in the agreements, and fringe benefits that the Executive(s) would have received if the Executive(s) would have continued working for an additional two years. The agreements also include provisions to accelerate vesting for stock option plans; or for additional credit for years of service under benefit plans.

NOTE 18 - STOCK BASED COMPENSATION PLANS

The SBT Bancorp, Inc. 1998 Stock Plan (“1998 Plan”) provided for the granting of options to purchase shares of common stock or the granting of shares of restricted stock up to an aggregate amount of 142,000 shares of common stock of the Company. Options granted under the 1998 Plan may have been either Incentive Stock Options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code or non-qualified options (“NQOs”) which do not qualify as ISOs. Effective March 17, 2009, no additional restricted stock awards or stock options may be granted under the 1998 Plan.

On May 10, 2011, the stockholders of SBT Bancorp, Inc. approved the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (“2011 Plan”). The 2011 Plan provides for the granting of options to purchase shares of common stock or the granting of shares of restricted stock up to an aggregate amount of 100,000 shares of common stock of the Company. Options granted under the 2011 Plan may be either Incentive Stock Options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code or non-qualified options (“NQOs”) which do not qualify as ISOs.

The exercise price for shares covered by an ISO may not be less than 100% of the fair market value of common stock on the date of grant. All options must expire no later than ten years from the date of grant.

During 2014 and 2013, the Company granted 1,934 shares and 10,000 shares, respectively, of restricted stock with an award value of $42,000 and $234,000, respectively, or $21.50 and $23.40 per share, respectively. The restricted shares vest over a three year period. During 2014 and 2013, the Company recognized compensation expense related to the restricted shares awarded in the amounts of $145,000 and $156,000, respectively. The recognized tax benefit related to this expense was $49,000 in 2014 and $53,000 in 2013.

A summary of the status of the restricted stock awards as of December 31 and changes during the years ending on that date is presented below:

	2014		2013
		Weighted-Average		Weighted-Average
	Number of	Grant	Number of	Grant
Fixed Options	Shares	Price	Shares	Price
Non-vested restricted stock awards at beginning of year	19,524	$22.95	18,042	$22.29
Restricted shares granted	1,934	21.50	10,000	23.39
Shares vested	(7,756)	23.08	(6,536)	21.88
Shares forfeited	(3,910)	23.09	(1,982)	22.62
Non-vested restricted stock awards at end of year	9,792	$23.00	19,524	$22.95

As of December 31, 2014, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $207,000. This amount is expected to be recognized over a weighted average period of 1.7 years.

The Company did not grant any stock options in 2014 and 2013.

A summary of the status of the Company’s stock option plan as of December 31 and changes during the years ending on that date is presented below:

	2014		2013
		Weighted-Average		Weighted-Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	31,500	$30.67	31,500	$30.67
Forfeited	(10,500)	29.00	-	-
Outstanding at end of year	21,000	31.50	31,500	30.67

Options exercisable at year-end	21,000	$31.50	31,500	$30.67
Weighted-average fair value of options granted during the year	N/A		N/A

The following table summarizes information about fixed stock options outstanding as of December 31, 2014:

Options Outstanding and Exercisable
		Weighted-Average
		Remaining
Exercise Price	Number Outstanding	Contractual Life (in years)	Number Exercisable	Exercise Price
31.50	21,000	0.97	21,000	$31.50

As of December 31, 2014, compensation costs related to stock options granted under the Plans have been fully recognized. There were no shares that vested during the years ended December 31, 2014 and 2013.

NOTE 19 - EARNINGS PER SHARE

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income available to common stockholders are as follows:

	2014	2013
	(In Thousands, Except Share Data)
Basic earnings per share computation:
Net income	$805	$1,135
Preferred stock net accretion	(12)	(12)
Cumulative preferred stock dividends	(90)	(94)
Net income available to common shareholders	$703	$1,029

Weighted average shares outstanding, basic	880,618	872,411

Basic earnings per share	$0.80	$1.18

Diluted earnings per share computation:
Net income	$805	$1,135
Preferred stock net accretion	(12)	(12)
Cumulative preferred stock dividends	(90)	(94)
Net income available to common shareholders	$703	$1,029

Weighted average shares outstanding, before dilution	880,618	872,411
Dilutive potential shares	4,415	4,576
Weighted average shares outstanding, assuming dilution	885,033	876,987

Diluted earnings per share	$0.79	$1.17

NOTE 20 - PREFERRED STOCK

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

The SBLF Preferred Stock qualifies as Tier 1 capital and will pay non-cumulative dividends quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement). Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, at December 31, 2014, the dividend rate payable by the Company on the Series C Preferred Stock is 1.00%. For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent (1%) and five percent (5%) per annum to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10% then the dividend rate payable on the SBLF Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances. In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors.

The SBLF Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of the Federal Deposit Insurance Corporation.

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

NOTE 21 - LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 22 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 23 - SUBSEQUENT EVENTS

On February 20, 2015, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.14 per share on the Company’s common stock. The dividend is payable on March 13, 2015 to shareholders of record as of March 2, 2015.