Form 10-Q
period 2015-03-31
SBT Bancorp, Inc.
filed 2015-05-15
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, the registrant had 905,936 shares of its Common Stock, no par value per share, outstanding.

table of contents

SBT Bancorp, Inc. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

ASSETS	3/31/15	12/31/14
	(Unaudited)
Cash and due from banks	$9,934	$10,118
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	4,016	9,696
Money market mutual funds	509	1
Federal funds sold	43	5
Cash and cash equivalents	14,502	19,820

Investments in available-for-sale securities (at fair value)	81,332	83,805
Federal Home Loan Bank stock, at cost	1,881	1,801
Loans held-for-sale	4,531	5,374

Loans	292,252	286,142
Less allowance for loan losses	2,799	2,761
Loans, net	289,453	283,381

Premises and equipment, net	1,426	1,460
Accrued interest receivable	1,004	1,095
Other real estate owned	-	105
Bank owned life insurance	7,236	7,184
Other assets	4,477	4,815
Total assets	$405,842	$408,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$108,596	$117,261
Savings and NOW deposits	192,092	177,158
Time deposits	59,874	61,646
Total deposits	360,562	356,065
Securities sold under agreements to repurchase	3,078	3,921
Federal Home Loan Bank advances	10,500	17,500
Other liabilities	1,669	1,882
Total liabilities	375,809	379,368

Stockholders' equity:
Preferred stock, senior non-cumulative perpetual, Series C, no par; 9,000 shares issued and outstanding at March 31, 2015 and December 31, 2014; liquidation value of $1,000 per share	8,991	8,988
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 906,350 shares and 905,936 shares, respectively, as of March 31, 2015 and 898,105 shares and 897,691 shares, respectively, as of December 31, 2014	10,313	10,127
Retained earnings	10,741	10,549
Treasury stock, 414 shares	(7)	(7)
Unearned compensation-restricted stock awards	(375)	(207)
Accumulated other comprehensive income	370	22
Total stockholders' equity	30,033	29,472
Total liabilities and stockholders' equity	$405,842	$408,840

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for share and per share amounts)

	For the three months ended
	3/31/2015	3/31/2014
Interest and dividend income:
Interest and fees on loans	$2,641	$2,611
Investment securities	434	480
Federal funds sold and overnight deposits	7	11
Total interest and dividend income	3,082	3,102
Interest expense:
Deposits	185	212
Federal Home Loan Bank advances	8	2
Repurchase agreements	1	1
Total interest expense	194	215

Net interest and dividend income	2,888	2,887

Provision for loan losses	50	30

Net interest and dividend income after provision for loan losses	2,838	2,857
Noninterest income:
Service charges on deposit accounts	104	118
Gain on sales of available-for-sale securities, net	43	-
Other service charges and fees	64	207
Increase in cash surrender value of life insurance policies	52	49
Mortgage banking activities	216	39
Investment services fees and commissions	34	61
Other income	17	38
Total noninterest income	530	512
Noninterest expense:
Salaries and employee benefits	1,580	1,973
Occupancy expense	377	347
Equipment expense	102	101
Advertising and promotions	105	103
Forms and supplies	32	35
Professional fees	105	77
Directors’ fees	51	67
Correspondent charges	29	80
Postage	1	22
FDIC assessment	78	103
Data processing	144	145
Other expenses	365	307
Total noninterest expense	2,969	3,360
Income before income taxes	399	9
Income tax (benefit) provision	56	(69)
Net income	$343	$78
Net income available to common stockholders	$317	$52
Weighted average shares outstanding, basic	887,891	880,075
Earnings per common share, basic	$0.36	$0.06
Weighted average shares outstanding, assuming dilution	888,988	887,004
Earnings per common share, assuming dilution	$0.36	$0.06

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Net income	$343	$78
Other comprehensive income, net of tax:
Net change in unrealized holding gain on securities available for sale	568	1,050
Reclassification adjustment for net realized gains in net income	(43)	-
Other comprehensive income, before tax	525	1,050
Income tax expense related to items of other comprehensive income	(177)	(357)
Other comprehensive income, net of tax	348	693
Comprehensive income	$691	$771

See accompanying notes to the unaudited condensed consolidated financial statements.

 SBT BANCORP, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

					Unearned	Accumulated
	Preferred				Compensation-	Other
	Stock	Common	Retained	Treasury	Restricted	Comprehensive
	Series C	Stock	Earnings	Stock	Stock Awards	Income (Loss)	Total
Balance, December 31, 2013	$8,976	$10,136	$10,347	$(7)	$(401)	$(1,655)	$27,396
Net income	-	-	78	-	-	-	78
Other comprehensive income, net of tax	-	-	-	-	-	693	693
Preferred stock dividend-SBLF	-	-	(23)	-	-	-	(23)
Preferred stock amortization (accretion)	3	-	(3)	-	-	-	-
Stock based compensation	-	-	-	-	39	-	39
Dividends declared common stock	-	-	(122)	-	-	-	(122)
Forfeited restricted stock awards	-	(90)	-	-	90	-	-
Restricted stock awards	-	41	-	-	(41)	-	-
Common stock issued	-	10	-	-	-	-	10
Balance, March 31, 2014	$8,979	$10,097	$10,277	$(7)	$(313)	$(962)	$28,071

Balance, December 31, 2014	$8,988	$10,127	$10,549	$(7)	$(207)	$22	$29,472
Net income	-	-	343	-	-	-	343
Other comprehensive income, net of tax	-	-	-	-	-	348	348
Preferred stock dividend-SBLF	-	-	(23)	-	-	-	(23)
Preferred stock amortization (accretion)	3	-	(3)	-	-	-	-
Stock based compensation	-	-	-	-	9	-	9
Dividends declared common stock	-	-	(125)	-	-	-	(125)
Restricted stock awards	-	177	-	-	(177)	-	-
Common stock issued	-	9	-	-	-	-	9
Balance, March 31, 2015	$8,991	$10,313	$10,741	$(7)	$(375)	$370	$30,033

See accompanying notes to the unaudited condensed consolidated financial statements

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the three months ended
	3/31/2015	3/31/2014
Cash flows from operating activities:
Net income	$343	$78
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	99	98
Amortization of mortgage servicing rights	150	90
Gain on sales of available-for-sale securities	(43)	-
Change in deferred origination costs, net	25	(12)
Provision for loan losses	50	30
Loans originated for sale	(15,017)	(5,148)
Proceeds from sales of loans	16,076	5,050
Gains on sales of loans	(216)	(30)
Gain on sale of other real estate owned	(9)	-
Depreciation and amortization	111	96
Accretion on impairment of operating lease	(11)	(11)
Increase in other assets	(56)	(582)
Decrease in interest receivable	91	85
Decrease (increase) in taxes receivable	54	(69)
Increase in cash surrender value of bank owned life insurance	(52)	(49)
Stock-based compensation	9	39
(Decrease) increase in other liabilities	(218)	165
Increase in interest payable	16	8
Net cash provided by (used in) operating activities	1,402	(162)

Cash flows from investing activities:
Purchases of Federal Home Loan Bank stock	(80)	-
Proceeds from maturities of available-for-sale securities	2,354	1,707
Proceeds from sales of available-for-sale securities	588	-
Loan originations and principal collections, net	(4,045)	1,156
Loans purchased	(2,103)	-
Recoveries of loans previously charged off	1	10
Proceeds from sale of other real estate owned	114	-
Capital expenditures	(64)	(120)
Net cash (used in) provided by investing activities	(3,235)	2,753

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	6,269	13,562
Decrease in time deposits	(1,772)	(472)
Net decrease in securities sold under agreements to repurchase	(843)	(1,055)
Paydown of Federal Home Loan Bank advances	(7,000)	(30,000)
Proceeds from issuance of common stock	9	10
Dividends paid - preferred stock	(23)	(23)
Dividends paid - common stock	(125)	(122)

Net cash used in financing activities	(3,485)	(18,100)

Net decrease in cash and cash equivalents	(5,318)	(15,509)
Cash and cash equivalents at beginning of period	19,820	38,590
Cash and cash equivalents at end of period	$14,502	$23,081

Supplemental disclosures:
Interest paid	$178	$207
Income taxes paid	-	-
Loan transferred to other real estate owned	-	155

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity of SBT Bancorp, Inc. (the “Company”) for the periods presented. The Company’s only business is its investment in The Simsbury Bank & Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

While management believes that the disclosures presented are adequate so as to not make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2014.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2015, the Company maintained a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the three months ended March 31, 2015, the Company recognized $9 thousand in stock-based employee compensation expense. During the three months ended March 31, 2014, the Company recognized $39 thousand in stock-based employee compensation expense.

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

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

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

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with Accounting Standards Codification (ASC) 820, “Fair Value Measurement,” and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have an impact on its consolidated financial statements.

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU did not have an impact on the Company's consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2015.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2015 and December 31, 2014.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions,valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

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

The following summarizes assets measured at fair value at March 31, 2015 and December 31, 2014.

Assets Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at Reporting Date Using:
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$17,715	$-	$17,715	$-
Obligations of states and municipalities	16,032	-	16,032	-
Mortgage-backed securities	47,133	-	47,133	-
SBA loan pools	452	-	452	-
	$81,332	$-	$81,332	$-

December 31, 2014:
Debt securities issued by U.S. government corporations and agencies	$18,064	$-	$18,064	$-
Obligations of states and municipalities	16,599	-	16,599	-
Mortgage-backed securities	48,668	-	48,668	-
SBA loan pools	474	-	474	-
	$83,805	$-	$83,805	$-

Assets Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2015:
Impaired loans	$1,241			$1,241
	$1,241	$-	$-	$1,241

		Fair Value Measurements at Reporting Date Using:
		Quoted prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2014:
Impaired loans	$433			$433
Other real estate owned	105	-	-	105
	$538	$-	$-	$538

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,502	$14,502	$-	$-	$14,502
Available-for-sale securities	81,332	-	81,332	-	81,332
Federal Home Loan Bank stock	1,881	1,881	-	-	1,881
Loans held-for-sale	4,531			4,494	4,494
Loans, net	289,453	-	-	292,713	292,713
Accrued interest receivable	1,004	1,004	-	-	1,004

Financial liabilities:
Deposits	360,562	-	355,486	-	355,486
Securities sold under agreements to repurchase	3,078	-	3,335	-	3,335
Federal Home Loan Bank advances	10,500	-	10,500	-	10,500

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,820	$19,820	$-	$-	$19,820
Available-for-sale securities	83,805	-	83,805	-	83,805
Federal Home Loan Bank stock	1,801	1,801	-	-	1,801
Loans held-for-sale	5,374	-	-	5,499	5,499
Loans, net	283,381	-	-	285,439	285,439
Accrued interest receivable	1,095	1,095	-	-	1,095

Financial liabilities:
Deposits	356,065	-	356,353	-	356,353
Securities sold under agreements to repurchase	3,921	-	3,921	-	3,921
Federal Home Loan Bank advances	17,500	-	17,500	-	17,500

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2015 and 2014:

	For the three months ended
	3/31/15	3/31/14
	(In Thousands, Except Per Share Data)
Basic earnings per share computation:
Net income	$343	$78
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(23)	(23)
Net income available to common stockholders	$317	$52

Weighted average shares outstanding, basic	887,891	880,075

Basic earnings per share	$0.36	$0.06

Diluted earnings per share computation:
Net income	$343	$78
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(23)	(23)
Net income available to common stockholders	$317	$52

Weighted average shares outstanding, before dilution	887,891	880,075
Dilutive potential shares	1,097	6,929
Weighted average shares outstanding, assuming dilution	888,988	887,004
Diluted earnings per share	$0.36	$0.06

NOTE 6 – INVESTMENT SECURITIES

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$1,994	$6	$4,978	$20	$6,972	$26
Obligations of states and municipalities	917	13	1,472	29	2,389	42
Mortgage-backed securities	885	1	28,388	279	29,273	280
Total temporarily impaired securities	$3,796	$20	$34,838	$328	$38,634	$348

Other-than-temporarily impaired securities
Mortgage-backed securities	19	-	266	25	$285	25
Total temporarily impaired and other- than-temporarily impaired securities	$3,815	$20	$35,104	$353	$38,919	$373

December 31, 2014:
Debt securities issued by U.S. Government corporations and agencies	$4,486	$12	13,077	$127	$17,563	$139
Obligations of states and municipalities	526	12	1,772	40	2,298	52
Mortgage-backed securities	1,422	6	36,550	593	37,972	599
Total temporarily impaired securities	6,434	30	51,399	760	57,833	790

Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	274	30	274	30
Total temporarily impaired and other- than-temporarily impaired securities	$6,434	$30	51,673	$790	$58,107	$820

The investments in the Company’s investment portfolio that were temporarily impaired as of March 31, 2015 consisted of debt issued by states and municipalities and U.S. government agencies and sponsored enterprises. The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis. As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary, unless otherwise noted above.

The following tables summarize the amounts and distribution of the Company’s investment securities held as of March 31, 2015 and December 31, 2014:

	INVESTMENT PORTFOLIO
	(Dollars in thousands)

	March 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. government and agency securities
Due after one to five years	$17,202	$30	$26	$17,206	1.24%
Due after five to ten years	500	9	-	509	2.00%
Total U.S. government and agency securities	17,702	39	26	17,715	1.26%
State and municipal securities
Due after five to ten years	4,844	176	21	4,999	3.59%
Due after ten to fifteen years	8,047	453	19	8,481	4.30%
Due beyond fifteen years	2,512	42	2	2,552	3.20%
Total state and municipal securities	15,403	671	42	16,032	3.88%
Mortgage-backed securities
Due after one to five years	520	11	-	531	2.86%
Due after five to ten years	1,697	41	1	1,737	2.20%
Due after ten to fifteen years	27,749	75	175	27,649	1.79%
Due beyond fifteen years	17,285	60	129	17,216	1.95%
Total mortgage-backed securities	47,251	187	305	47,133	1.98%
SBA loan pool
Due after ten to fifteen years	417	35	-	452	4.96%
Total SBA loan pool	417	35	-	452	4.96%

Total available-for-sale securities	$80,773	$932	$373	$81,332	2.33%

	INVESTMENT PORTFOLIO
	(Dollars in thousands)

	December 31,2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. government and agency securities
Due after one to five years	$16,702	$1	$135	$16,568	1.21%
Due after five to ten years	1,500	-	4	1,496	1.83%
Total U.S. government and agency securities	18,202	1	139	18,064	1.27%
State and municipal securities
Due after one to five years	559	24	-	583	2.26%
Due after five to ten years	4,835	184	31	4,988	3.22%
Due after ten to fifteen years	8,065	445	21	8,489	3.23%
Due beyond fifteen years	2,513	26	-	2,539	3.09%
Total state and municipal securities	15,972	679	52	16,599	3.18%
Mortgage-backed securities
Due within one year	-	-	-	-	-
Due after one to five years	588	14	-	602	2.97%
Due after five to ten years	1,846	36	1	1,881	2.25%
Due after ten to fifteen years	28,811	42	360	28,493	1.78%
Due beyond fifteen years	17,912	48	268	17,692	2.38%
Total mortgage-backed securities	49,157	140	629	48,668	2.03%
SBA loan pool
Due after ten to fifteen years	440	34	-	474	4.96%
Total SBA loan pool	440	34	-	474	4.96%

Total available-for-sale securities	$83,771	$854	$820	$83,805	2.36%

During the three months ended March 31, 2015, there were proceeds of $588 thousand from sales of available-for-sale securities. Gross realized gains on these sales amounted to $43 thousand. The tax expense applicable to these gross realized gains amounted to $15 thousand.

During the three months ended March 31, 2014, the Company did not sell any available-for-sale securities.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In Thousands)
Commercial and industrial	$22,019	$19,038
Real estate - construction and land development	19,184	13,234
Real estate - residential	133,989	132,553
Real estate - commercial	43,796	46,982
Municipal	10,304	10,061
Home equity	45,336	46,403
Consumer	16,354	16,576
	290,982	284,847
Allowance for loan losses	(2,799)	(2,761)
Deferred loan origination costs, net	1,270	1,295
Net loans	$289,453	$283,381

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2015.

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

Consumer loans: Loans in this segment are made for the purpose of financing automobiles, various types of consumer goods and other personal purposes. Most of the Bank’s consumer loans are secured by personal property purchased with the proceeds of such consumer loans.

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

The following tables present the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and March 31, 2014:

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2015:
Allowance for loan losses:
Beginning balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761
Charge-offs	(13)	-	-	-	-	-	-	(13)
Recoveries	1	-	-	-	-	-	-	1
(Benefit) provision	(29)	(47)	131	(8)	16	(9)	(4)	50
Ending balance	$1,044	$691	$380	$316	$243	$125	$-	$2,799

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2014:
Allowance for loan losses:
Beginning balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792
Charge-offs	(53)	-	-	-	-	-	-	(53)
Recoveries	9	-	-	-	1	-	-	10
Provision (benefit)	29	(20)	13	(2)	3	(12)	19	30
Ending balance	$1,174	$728	$224	$301	$243	$90	$19	$2,779

The following tables set forth information regarding loans and the allowance for loan losses by portfolio segment as of March 31, 2015 and December 31, 2014:

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
March 31, 2015:
Allowance for loan losses
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	-	$-	$-
Ending balance: Collectively evaluated for impairment	1,044	691	380	316	243	125	0	$2,799
Total allowance for loan losses ending balance	$1,044	$691	$380	$316	$243	$125	$0	$2,799

Loans:
Ending balance: Individually evaluated for impairment	$-	$820	$421	$-	-	$-	$-	$1,241
Ending balance: Collectively evaluated for impairment	133,989	51,890	18,763	45,336	23,409	16,354	-	289,741
Total loans ending balance	$133,989	$52,710	$19,184	$45,336	$23,409	$16,354	$-	$290,982

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2014:
Allowance for loan losses
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$6	$-	$-	$6
Ending balance:
Collectively evaluated for impairment	1,085	738	249	324	221	134	4	2,755
Total allowance for loan losses ending balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761

Loans:
Ending balance:
Individually evaluated for impairment	$170	$860	$-	$3	$439	$-	$-	$1,472
Ending balance:
Collectively evaluated for impairment	132,383	54,724	13,234	46,400	20,058	16,576	-	283,375
Total loans ending balance	$132,553	$55,584	$13,234	$46,403	$20,497	$16,576	$-	$284,847

The following tables present the Company’s loans by risk rating as of March 31, 2015 and December 31, 2014:

	Real Estate
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial and Industrial	Consumer	Total
	(In Thousands)
March 31, 2015:
Grade:
Pass	$-	$47,224	$18,325	$-	$21,831	$-	$87,380
Special mention	-	2,609	-	-	337	-	2,946
Substandard	695	2,877	859	164	1,241	-	5,836
Loans not formally rated	133,294	-	-	45,172	-	16,354	194,820
Total	$133,989	$52,710	$19,184	$45,336	$23,409	$16,354	$290,982

December 31, 2014:
Grade:
Pass	$-	$50,208	$11,529	$-	$18,380	$-	$80,117
Special mention	-	3,866	1,705	-	642	-	6,213
Substandard	474	1,510	-	166	1,475	-	3,625
Loans not formally rated	132,079	-	-	46,237	-	16,576	194,892
Total	$132,553	$55,584	$13,234	$46,403	$20,497	$16,576	$284,847

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

Loans not formally rated include residential, home equity and consumer loans. As of March 31, 2015, $194.8 million of the total residential, home equity and consumer loan portfolio of $195.7 million were not formally rated. As of December 31, 2014, $194.9 million of the total residential, home equity and consumer loan portfolio of $195.5 million were not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a loan portfolio with low delinquencies. Total non-accrual and delinquent loans as of March 31, 2015 were 0.73% of total loans outstanding compared to 1.08% on December 31, 2014. The Company’s allowance for loan losses at March 31, 2015 was 0.96% of total loans compared to 0.97% as of December 31, 2014.

An age analysis of past-due loans, segregated by class of loans, as of March 31, 2015 and December 31, 2014 is as follows:

			90 Days	Total	Total	Total
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans
	(In Thousands)
March 31, 2015:
Real estate:
Residential	$9	$326	$286	$621	$133,368	$133,989
Commercial	-		820	820	42,976	43,796
Construction and land development	-	-	-	-	19,184	19,184
Home equity	191	82	-	273	45,063	45,336
Municipal	-	-	-	-	8,914	8,914
Commercial and industrial	-	-	421	421	21,598	22,019
Municipal	-	-	-	-	1,390	1,390
Consumer	77	1	9	87	16,267	16,354
Total	$277	$409	$1,536	$2,222	$288,760	$290,982

December 31, 2014:
Real estate:
Residential	$147	$-	$516	$663	$131,890	$132,553
Commercial	-	-	860	860	46,122	46,982
Construction and land development	-	-	-	-	13,234	13,234
Home equity	328	-	77	405	45,998	46,403
Municipal	-	-	-	-	8,602	8,602
Commercial and industrial	-	-	439	439	18,599	19,038
Municipal	-	-	-	-	1,459	1,459
Consumer	124	19	-	143	16,433	16,576
Total	$599	$19	$1,892	$2,510	$282,337	$284,847

The following tables set forth information regarding nonaccrual loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)	(In thousands)
Real estate:
Residential	$881	$1,064
Commercial	820	860
Construction and land development	-	-
Home equity	-	165
Commercial and industrial	421	439
Consumer	9	-
Total	$2,131	$2,528

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the three months ended March 31, 2015 and the year ended December 31, 2014:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
March 31, 2015:
With no related allowance recorded:
Real Estate:
Residential	-	-	-	29	-
Commercial	$820	$820	$-	$847	$-
Home equity	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial and industrial	421	421	-	430
Total impaired with no related allowance	$1,241	$1,241	$-	$1,306	$-

Total
Real Estate:
Residential	-	-	-	29	-
Commercial	$820	$820	$-	$847	$-
Home equity	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial and industrial	421	421	-	430
Total impaired loans	$1,241	$1,241	$-	$1,306	$-

December 31, 2014:
With no related allowance recorded:
Real Estate:
Residential	$170	$170	$-	$172	$5
Commercial	860	860	-	896	-
Home equity	-	-	-	133	56
Construction and land development	3	3	-	4	-
Total impaired with no related allowance	$1,033	$1,033	$-	$1,205	$61

With an allowance recorded:
Residential	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	439	439	6	372	-
Total impaired with an allowance recorded	$439	$439	$6	$372	$-

Total
Real Estate:
Residential	$170	$170	$-	$172	$5
Commercial	860	860	-	896	-
Home equity	-	-	-	133	56
Construction and land development	3	3	-	4	-
Commercial and industrial	439	439	6	372	-
Total impaired loans	$1,472	$1,472	$6	$1,577	$61

The Bank’s troubled debt restructurings (“TDRs”) are determined by management. TDRs may include all accrued interest, late charges, title and recording fees, and attorney’s fees being added back to the pre-modification balance. In addition, rates and terms of the loans have changed. There were no loans modified as a troubled debt restructuring during the three months ended March 31, 2015.

There was one commercial loan that was modified as a troubled debt restructuring during the year ended December 31, 2014. The loan, with a recorded investment of $439 thousand, had its payment temporarily reduced as part of the modification. The loan was individually evaluated for impairment as of December 31, 2104 and it was determined that a $6 thousand specific allowance was required. The loan was in nonaccrual status at March 31, 2015 and December 31, 2014.

The balance of mortgage servicing rights included in other assets at March 31, 2015 and December 31, 2014 was $1.62 million and $1.58 million, respectively. Mortgage servicing rights of $180 thousand and $531 thousand were capitalized for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. Amortization of mortgage servicing rights was $150 thousand and $401 thousand for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. The fair value of these rights was $1.97 million and $2.05 million as of March 31, 2015 and December 31, 2014, respectively.

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $180.4 million and $148.0 million as of March 31, 2015 and December 31, 2014, respectively.

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

NOTE 9 – OTHER COMPREHENSIVE INCOME

The following tables present the reclassification disclosure for the three months ended March 31, 2015 and 2014:

	3/31/2015	3/31/2014
Three months ended:	( In Thousands)
Net change in unrealized holding gains on available-for-sale securities	$568	$1,050
Reclassification adjustment for realized gains in net income (1)	(43)	-
Other comprehensive income before income tax effect	525	1,050
Income tax expense	(177)	(357)
Other comprehensive income, net of tax	$348	$693

(1) Reclassification adjustments are comprised of realized security gains and losses and writedowns. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in gain on sales of available-for-sale securities, net, the tax expense amount is included in income tax provision (benefit) and the after tax amount is included in net income.

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

●	changes in accounting standards and compliance requirements may adversely affect the businesses in which the Company is engaged;

●	competitive pressures among depository and other financial institutions may increase significantly;

●	changes in the interest rate environment may reduce margins or the volumes or values of the loans the Company makes;

●	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than the Company can;

●	the Company’s ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

●	adverse changes may occur in the equity markets; and

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

General

Management’s Discussion and Analysis of Financial Conditions and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company for the three months ended March 31, 2015. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the three months ended March 31, 2015 not misleading have been made.

The Company’s only business is its investment in The Simsbury Bank & Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. The Bank offers a full range of banking services, including commercial loans, real estate term loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and safe deposit and other customary non-deposit banking services to consumers and businesses in north central Connecticut. Through a network of loan originators, the Bank also offers residential 1-4 family mortgages throughout southern New England.

The Bank offers investment products and services to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and its affiliation with the securities broker/dealer, LPL Financial LLC.

Disclosure of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. One of these significant policies relates to the provision for loan losses. See the heading “Provision for Loan Losses” below for further details about the Bank’s current provision.

Overview

For the three months ended March 31, 2015, net income amounted to $343 thousand, or $0.36 per diluted share. This compares to net income of $78 thousand, or $0.06 per diluted share for the three months ended March 31, 2014. Total assets as of March 31, 2015 were $406 million compared to $409 million as of December 31, 2014

Key financial highlights for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 include total asset growth since March 31, 2014 of $1.1 million or 0.28%, and net loan growth of $13.9 million or 5.0% over the last 12 months. Deposits decreased in the same 12 months by $11 million primarily due to an $8.6 million reduction in CDs and a $9.1 million decrease in money market accounts, which were partially offset by $1.4 million and $5.1 million increases, respectively, in checking and savings accounts. Net loan growth for the three months ended March 31, 2015 was $6.1 million or 2.1%. Net deposit growth for the three months ended March 31, 2015 was $4.5 million or 1.3%. Noninterest income increased by $18 thousand or 3.5% for the first quarter of 2015 compared to the first quarter of 2014 while net interest and dividend income remained relatively flat at $2.9 million. Operating expenses decreased by $0.4 million or 11.6% for the first quarter of 2015 compared to the first quarter of 2014.

For the first quarter of 2015, the Company’s earnings per share was $0.36, an increase of $0.30 in basic and diluted earnings per share compared to $0.06 for the first quarter of 2014. Non-accrual loans decreased to $2.1 million as of March 31, 2015 which was 0.7% of total loans as of such date, from $2.3 million or 0.8% of total loans a year ago. Total non-accrual and delinquent loans decreased to 1.1% of total loans outstanding as of March 31, 2015 from 1.3% of total loans outstanding as of March 31, 2014. The Company’s allowance for loan losses was 0.96% of total loans at March 31, 2015.

Total deposits as of March 31, 2015 were $361 million, a decrease of $11 million or 3.0% from deposits of $372 million a year ago. At March 31, 2015, 30% of total deposits were in non-interest bearing demand accounts, 53% were in low-cost savings and NOW accounts, and 17% were in time deposits. At March 31, 2015, the Company had approximately 21,681 deposit accounts compared to 21,724 deposit accounts at March 31, 2014.

At March 31, 2015, total gross loans were $292 million compared to $278 million a year ago. Commercial loans grew by $11.0 million or 13.5%, residential mortgage loans decreased by $1.3 million or 1.0%, and consumer loans grew by $5.1 million or 9.1% primarily due to an increase in purchased auto loans. The profile of the Company’s loan portfolio remains strong.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $3.4 million in the first quarter of 2015 compared to $3.4 million a year ago due to an increase in gain on loans sold and commission fee income of $177 thousand and gains on sale of available-for-sale securities of $43 thousand, which were partially offset by a reduction of $157 thousand in service charge and fee income. The reduction of service charge and fee income is attributed to lower debit card usage fees, increased loan fee deferral, and amortization of mortgage servicing rights.

The Company’s year-to-date 2015 taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.05% for the first quarter of 2015 as compared to 3.04% for the comparable 2014 period. The Company’s yield on earning assets decreased 1 basis point to 3.25% while the cost of funds decreased 3 basis points to 0.29% for the three months ended March 31, 2015 compared to the same period of 2014.

Total noninterest expenses for the first quarter of 2015 were $3.0 million, a decrease of $391 thousand from the corresponding 2014 period primarily due to decreases of $393 thousand in salary and employee benefits, $51 thousand in correspondent bank charges, and a $25 thousand reduction in FDIC assessment. The decrease in salary and employee benfits is attributed to a one-time cost in the amount of $252 thousand related to the retirement of the Company’s former Chief Financial Officer in the quarter ended March 31, 2014. These decreases were partially offset by increases in occupancy and equipment expenses of $31 thousand and an increase in professional fees of $28 thousand.

Capital levels for the Bank on March 31, 2015 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios
	3/31/2015
	The Simsbury Bank
	and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.16%	5.00%
Tier 1 Risk-Based Capital Ratio	11.35%	8.00%
Common Equity Tier 1 Risk-Based Capital Ratio	11.35%	6.50%
Total Risk-Based Capital Ratio	12.43%	10.00%

At March 31, 2015, the capital ratios of the Bank exceeded the minimum Basel III capital requirements. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the new rules. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth, the expansion of the Bank and to continue its status as a well- capitalized institution. The Bank’s new capital requirements, that became effective on January 1, 2015 are fully described in the “Capital Requirements” section of Financial Condition of this form 10-Q.

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

Net interest and dividend income after provision for loan losses plus noninterest income was $3.4 million for both quarters ending March 31, 2015 and 2014. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 3.05% for the quarter ended March 31, 2015 from 3.04% for the quarter ended March 31, 2014. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, increased slightly to 2.95% for the quarter ended March 31, 2015 from 2.94% for the quarter ended March 31, 2014. The Company’s cost of deposits and borrowings decreased to 0.29% for the first quarter ended March 31, 2015 from 0.32% for the first quarter ended March 31, 2014.

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines. The total allowance for loan losses at March 31, 2015 was $2.8 million or 0.96% of outstanding loans compared to $2.8 million or 1.00% of outstanding loans as of March 31, 2014. The Company charged off two loans in the first quarter of 2015 totaling $13 thousand compared to three loans totaling $53 thousand in the first quarter of 2014. During the first quarter of 2015, the Company had four recoveries totaling $1 thousand compared to six recoveries totaling $10 thousand for the first quarter of 2014. The Company believes the allowance for loan losses is appropriate.

Noninterest Income and Noninterest Expense

Total noninterest income (which is derived mainly from service and overdraft charges) for the three months ended March 31, 2015 was $530 thousand compared to $512 thousand for the same period in the prior year. The increase was mainly due to an increase in mortgage banking activities in the amount of $177 thousand and gain on sales of available-for-sale securities of $43 thousand, which were partially offset by a $157 thousand reduction in servicing charges and fees. The reduction of service charge and fee income was attributable to lower debit card usage fees, increased loan fee deferral, and increased amortization of mortgage servicing rights.

Total noninterest expense for the three months ended March 31, 2015 was $3.0 million compared to $3.4 million for the same period in the prior year. The ratio of annualized operating expenses to average assets was 2.9% for the first quarter of 2015 compared to 3.3% for the first quarter of 2014.

Salaries and employee benefits comprised approximately 53% of total noninterest expense for the three months ended March 31, 2015 and 59% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 13% of noninterest expense for the three months ended March 31, 2015 compared to 10% for the three months ended March 31, 2014 and data processing fees, which comprised 4.9% of noninterest expense for the first quarter of 2015 compared to 4.3% of noninterest expenses for the same period in 2014. Advertising and promotions and equipment expenses each remained relatively constant in the 3% to 3.5% range for the three months ended March 31, 2015 and 2014.

Income Taxes

The effective income tax rate for the three months ended March 31, 2015 and 2014 was 14.0% and (766.7%), respectively. The Company realized a tax benefit in the first quarter of 2014 as the core earnings were lower in relation to tax exempt income thereby creating a tax benefit in 2014. Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company will no longer incur state income tax liability except for the minimum tax since the PIC’s earnings, net of certain allocated expenses, are exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair value of investments in available-for-sale securities as of March 31, 2015 was $81.3 million, which is 0.69% above amortized cost, compared to $83.8 million, which was 0.04% above amortized cost as of December 31, 2014. The Company has the intent and ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.” ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company’s investment portfolio on an ongoing basis. As of March 31, 2015, there were $285 thousand in investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At March 31, 2015, the Company had 37 securities with a carrying value totaling $16.7 million pledged for such purposes. At December 31, 2014, the Company had 38 securities with a carrying value totaling $17.3 million pledged for such purposes.

As of March 31, 2015 and December 31, 2014, the Company’s investment portfolio consisted of U.S. government and agency securities, state and municipal securities, mortgage-backed securities and one SBA loan pool. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of the end of the first quarter of 2015 was comprised of approximately 69% mortgage and consumer loans and 31% commercial loans. The Company does not have any concentrations in its loan portfolio by industry or group of industries. However, as of March 31, 2015 and December 31, 2014, approximately 81% of the Company’s loans were secured by residential real property located in Connecticut.

There were approximately $134 million of gross residential mortgage loans as of March 31, 2015, which represented a 1% increase from December 31, 2014. The Company sold sixty-eight (68) loans during the three months ended March 31, 2015 with an aggregate principal balance of $15.9 million, which resulted in an aggregate gain on sales of these loans of $223 thousand. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At March 31, 2015, the Company had consumer loan balances of approximately $16.4 million representing a 1.3% decrease from the consumer loan balances at December 31, 2014. As of March 31, 2015, the Company had approximately $15.0 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $15.2 million in auto loans purchased from BCI on its books as of December 31, 2014. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI. As part of the agreement, BCI services the loans for the Company.

The March 31, 2015 gross loan balance for municipal and commercial real estate loans, including construction loans, was $91.9 million, a 6.5% increase from the municipal and commercial real estate gross loan balance at December 31, 2014. The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank’s capital and reserves. Credit equaling an additional 10% of the Bank's capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral. As of March 31, 2015, the Bank's lending limits were $4.8 million and $8.0 million, respectively. As of December 31, 2014, these lending limits were $4.8 million and $7.9 million, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Company had 12 nonaccrual loans at March 31, 2015 with an aggregate balance of $2.1 million compared to 9 nonaccrual loans at December 31, 2014 with an aggregate balance of $2.5 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the fair value less estimated costs to sell. The Company had no OREO properties at March 31, 2015.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructuring (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months.

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

The Company had criticized and classified loans with an aggregate outstanding balance of $8.8 million as of March 31, 2015 and $9.8 million as of December 31, 2014. The Company had no exposure to sub-prime loans in its loan portfolio as of March 31, 2015 and December 31, 2014. The Company’s allowance for loan losses was 0.96% of outstanding loans as of March 31, 2015.

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

Deposits

Deposits are the Company’s primary source of funds. At March 31, 2015, the Company had a deposit mix of 42% checking, 41% savings and 17% certificates of deposit. The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2014, the deposit mix was 45% checking, 38% savings, and 17% certificates of deposit. At March 31, 2015, 30% of the total deposits of $361 million were non-interest-bearing compared to 33% of the Company’s total deposits of $356 million that were noninterest-bearing at December 31, 2014. As of March 31, 2015 and December 31, 2014, the Company had $50.2 million and $46.0 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry. The Company’s business is not seasonal in nature. The Company accepts deposits in excess of $100 thousand from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) program, the Bank had brokered deposits of $1.5 million as of March 31, 2015 compared to $1.0 million as of December 31, 2014.

Borrowings

As of March 31, 2015, the Company had $10.5 million in borrowings from the Federal Home Loan Bank of Boston (FHLBB) on its balance sheet compared to $17.5 million in borrowings outstanding as of December 31, 2014.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities. One method the bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits in effect on the report date, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of March 31, 2015, the Company had $1.5 million of deposits in the CDARS network compared to $1.0 million of deposits in the CDARS network as of December 31, 2014.

Liquidity of a financial institution, such as the Bank, is measured by its ability to have sufficient liquid assets to meet its short term obligations. The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of March 31, 2015, the Company held $9.5 million in cash and cash equivalents, net of required FRB reserves of $5.0 million, and $73.2 million in available-for-sale securities, net of pledged securities of $8.1 million, for total liquid assets of $82.7 million. At March 31, 2015, the Company anticipated short-term liability obligations of $55.3 million for a basic surplus of $27.4 million, representing 6.8% of total assets. As of December 31, 2014, the Company held $13.5 million in cash and cash equivalents, net of required FRB reserves of $6.3 million, and $76.1 million in available-for-sale securities, net of pledged securities of $7.7 million, for total liquid assets of $89.6 million. At December 31, 2014, the Company’s anticipated short term liability obligations were $61.0 million for a basic surplus of $28.6 million, which represented 7.0% of total assets.

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

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CETI”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CETI capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on the Bank’s regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 0%.

As of March 31, 2015 (unaudited) and December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Off Balance Sheet Arrangements

As of March 31, 2015, the Company had in place mandatory commitments to sell approximately $4.1 million of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac). As of December 31, 2014, the Company had in place mandatory commitments to sell approximately $4.4 million of loans secured by 1-to-4 family residential properties to Freddie Mac.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended
March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SBT BANCORP, INC.

Date: May 15, 2015	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: May 15, 2015	By:	/s/ Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

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