Form 10-Q
period 2015-06-30
SBT Bancorp, Inc.
filed 2015-08-11
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, the registrant had 907,203 shares of its Common Stock, no par value per share, outstanding.

table of contents

SBT Bancorp, Inc. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

ASSETS	6/30/15	12/31/14
	(Unaudited)
Cash and due from banks	$10,606	$10,118
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	9,622	9,696
Money market mutual funds	566	1
Federal funds sold	50	5
Cash and cash equivalents	20,844	19,820

Investments in available-for-sale securities (at fair value)	75,346	83,805
Federal Home Loan Bank stock, at cost	3,074	1,801
Loans held-for-sale	5,744	5,374

Loans	302,796	286,142
Less allowance for loan losses	2,834	2,761
Loans, net	299,962	283,381

Premises and equipment, net	1,394	1,460
Accrued interest receivable	1,088	1,095
Other real estate owned	-	105
Bank owned life insurance	7,286	7,184
Other assets	4,963	4,815
Total assets	$419,701	$408,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$110,534	$117,261
Savings and NOW deposits	164,696	177,158
Time deposits	58,663	61,646
Total deposits	333,893	356,065
Securities sold under agreements to repurchase	2,917	3,921
Federal Home Loan Bank advances	51,500	17,500
Other liabilities	1,683	1,882
Total liabilities	389,993	379,368

Stockholders' equity:
Preferred stock, senior non-cumulative perpetual, Series C, no par; 9,000 shares issued and outstanding at June 30, 2015 and December 31, 2014; liquidation value of $1,000 per share	8,994	8,988
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 907,203 shares and 906,789 shares, respectively, at 6/30/15, and 898,105 shares and 897,691 shares, respectively, at 12/31/14	10,324	10,127
Retained earnings	10,933	10,549
Treasury stock, 414 shares	(7)	(7)
Unearned compensation-restricted stock awards	(322)	(207)
Accumulated other comprehensive (loss) income	(214)	22
Total stockholders' equity	29,708	29,472
Total liabilities and stockholders' equity	$419,701	$408,840

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Interest and dividend income:
Interest and fees on loans	$2,687	$2,543	$5,328	$5,154
Investment securities	409	440	842	920
Federal funds sold and overnight deposits	5	21	12	32
Total interest and dividend income	3,101	3,004	6,182	6,106
Interest expense:
Deposits	188	222	374	434
Federal Home Loan Bank advances	18	5	25	7
Repurchase agreements	1	1	2	2
Total interest expense	207	228	401	443

Net interest and dividend income	2,894	2,776	5,781	5,663

Provision for loan losses	30	-	80	30

Net interest and dividend income after provision for loan losses	2,864	2,776	5,701	5,633
Noninterest income:
Service charges on deposit accounts	101	116	205	234
Gain on sales of available-for-sale securities, net	26	103	69	103
Other service charges and fees	200	141	345	350
Increase in cash surrender value of life insurance policies	51	48	102	96
Mortgage banking activities	309	82	444	154
Investment services fees and commissions	77	68	111	129
Other income	42	47	60	51
Total noninterest income	806	605	1,336	1,117
Noninterest expense:
Salaries and employee benefits	1,703	1,603	3,282	3,576
Occupancy expense	328	320	706	667
Equipment expense	100	127	202	228
Advertising and promotions	152	181	256	284
Forms and supplies	45	59	77	94
Professional fees	147	133	252	210
Directors’ fees	63	64	114	131
Correspondent charges	92	51	121	131
FDIC assessment	78	102	156	205
Data processing	189	175	333	320
Other expenses	369	501	735	830
Total noninterest expense	3,266	3,316	6,234	6,676
Income before income taxes	404	65	803	74
Income tax provision (benefit)	54	(50)	110	(119)
Net income	$350	$115	$693	$193
Net income available to common stockholders	$316	$89	$633	$142
Weighted average shares outstanding, basic	888,587	881,861	888,290	880,973
Earnings per common share, basic	$0.36	$0.10	$0.71	$0.16
Weighted average shares outstanding, assuming dilution	889,611	884,675	889,090	885,673
Earnings per common share, assuming dilution	$0.36	$0.10	$0.71	$0.16

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

 (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$350	$115	$693	$193
Other comprehensive (loss) income, net of tax:
Net change in unrealized holding gain (loss) on securities available for sale	(857)	1,080	(289)	2,234
Reclassification adjustment for realized gains in net income	(26)	(103)	(69)	(103)
Other comprehensive (loss) income, before tax	(883)	977	(358)	2,131
Income tax benefit (expense)	299	(332)	122	(725)
Other comprehensive (loss) income, net of tax	(584)	645	(236)	1,406
Comprehensive (loss) income	$(234)	$760	$457	$1,599

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

(Dollars in thousands)

					Unearned	Accumulated
	Preferred				Compensation-	Other
	Stock	Common	Retained	Treasury	Restricted	Comprehensive
	Series C	Stock	Earnings	Stock	Stock Awards	Loss	Total
Balance, December 31, 2013	$8,976	$10,136	$10,347	$(7)	$(401)	$(1,655)	$27,396
Net income	-	-	193	-	-	-	193
Other comprehensive income, net of tax	-	-	-	-	-	1,406	1,406
Preferred stock dividend-SBLF	-	-	(45)	-	-	-	(45)
Preferred stock amortization (accretion)	6	-	(6)	-	-	-	-
Stock based compensation	-	-	-	-	80	-	80
Dividends declared common stock	-	-	(252)	-	-	-	(252)
Common stock issued	-	19	-	-	-	-	19
Balance, June 30, 2014	$8,982	$10,155	$10,237	$(7)	$(321)	$(249)	$28,797

Balance, December 31, 2014	$8,988	$10,127	$10,549	$(7)	$(207)	$22	$29,472
Net income	-	-	693	-	-	-	693
Other comprehensive loss, net of tax	-	-	-	-	-	(236)	(236)
Preferred stock dividend-SBLF	-	-	(54)	-	-	-	(54)
Preferred stock amortization (accretion)	6	-	(6)	-	-	-	-
Stock based compensation	-	-	-	-	62	-	62
Dividends declared common stock	-	-	(249)	-	-	-	(249)
Restricted stock awards	-	177	-	-	(177)	-	-
Common stock issued	-	20	-	-	-	-	20
Balance, June 30, 2015	$8,994	$10,324	$10,933	$(7)	$(322)	$(214)	$29,708

See accompanying notes to the unaudited condensed consolidated financial statements

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	6/30/2015	6/30/2014
Cash flows from operating activities:
Net income	$693	$193
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	202	198
Gain on sales of available-for-sale securities	(69)	(103)
Change in deferred origination costs, net	(53)	(18)
Provision for loan losses	80	30
Loans originated for sale	(37,395)	(16,183)
Proceeds from sales of loans	37,527	8,497
Gains on sales of loans	(502)	(110)
(Gain) loss on sale of other real estate owned	(9)	49
Depreciation and amortization	140	201
Accretion on impairment of operating lease	(22)	(22)
Increase in other assets	(44)	(442)
Decrease in interest receivable	7	23
Decrease (increase) in taxes receivable	18	(120)
Increase in cash surrender value of bank owned life insurance	(102)	(97)
Stock-based compensation	62	80
Decrease in other liabilities	(231)	(33)
Increase in interest payable	54	35
Net cash provided by (used in) operating activities	356	(7,822)

Cash flows from investing activities:
Purchases (redemptions) of Federal Home Loan Bank stock	(1,273)	376
Purchases of available-for-sale securities	(316)	-
Proceeds from maturities of available-for-sale securities	7,158	3,918
Proceeds from sales of available-for-sale securities	1,126	1,139
Loan originations and principal collections, net	(11,495)	10,793
Loans purchased	(5,121)	(2,897)
Recoveries of loans previously charged off	8	13
Purchase of bank owned life insurance	-	(250)
Proceeds from sale of other real estate owned	114	-
Capital expenditures	(74)	(195)
Net cash (used in) provided by investing activities	(9,873)	12,897

Cash flows from financing activities:
Net decrease in demand deposits, NOW and savings accounts	(19,189)	(9,508)
Decrease in time deposits	(2,983)	(3,560)
Net decrease in securities sold under agreements to repurchase	(1,004)	(1,513)
Proceeds from (paydown of) Federal Home Loan Bank advances	34,000	(6,000)
Proceeds from issuance of common stock	20	19
Dividends paid - preferred stock	(54)	(45)
Dividends paid - common stock	(249)	(252)

Net cash provided by (used in) financing activities	10,541	(20,859)

Net increase (decrease) in cash and cash equivalents	1,024	(15,784)
Cash and cash equivalents at beginning of period	19,820	38,590
Cash and cash equivalents at end of period	$20,844	$22,806

Supplemental disclosures:
Interest paid	$347	$408
Income taxes paid	92	1
Loan transferred to other real estate owned	-	744

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity of SBT Bancorp, Inc. (the “Company”) for the periods presented. The Company’s only business is its investment in The Simsbury Bank & Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

While management believes that the disclosures presented are adequate so as to not make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2014.

NOTE 2 – STOCK-BASED COMPENSATION

At June 30, 2015, the Company maintained a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the condensed consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the six months ended June 30, 2015, the Company recognized $62 thousand in stock-based employee compensation expense. During the six months ended June 30, 2014, the Company recognized $80 thousand in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015, the FASB voted to approve deferring the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” This ASU applies to entities that meet the following criteria:

1.	Entities that are required to consolidate a collateralized entity under the Variable Interest Entities guidance;

2.

Entities that measure all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other FASB rules; and

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

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

NOTE 4 – FAIR VALUE MEASUREMENTS

In accordance with Accounting Standards Codification (“ASC”) 820, the Company groups its financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2015.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2015 and December 31, 2014.

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

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions. Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as (1) transactions in similar instruments; (2) completed or pending third-party transactions in the underlying investment or comparable entities; (3) subsequent rounds of financing, recapitalization and other transactions across the capital structure; (4) offerings in the equity or debt markets, and (5) changes in financial ratios or cash flows.

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

The following summarizes assets measured at fair value at June 30, 2015 and December 31, 2014.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2015:
Debt securities issued by U.S. government corporations and agencies	$15,190	$-	$15,190	$-
Obligations of states and municipalities	15,228	-	15,228	-
Mortgage-backed securities	44,516	-	44,516	-
SBA loan pools	412	-	412	-
	$75,346	$-	$75,346	$-

December 31, 2014:
Debt securities issued by U.S. government corporations and agencies	$18,064	$-	$18,064	$-
Obligations of states and municipalities	16,599	-	16,599	-
Mortgage-backed securities	48,668	-	48,668	-
SBA loan pools	474	-	474	-
	$83,805	$-	$83,805	$-

Assets Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2015:
Impaired loans	$392	-	-	$392
	$392	$-	$-	$392

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2014:
Impaired loans	$433	-	-	$433
Other real estate owned	105	-	-	105
	$538	$-	$-	$538

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$20,844	$20,844	$-	$-	$20,844
Available-for-sale securities	75,346	-	75,346	-	75,346
Federal Home Loan Bank stock	3,074	3,074	-	-	3,074
Loans held-for-sale	5,744			5,698	5,698
Loans, net	299,962	-	-	301,789	301,789
Accrued interest receivable	1,088	1,088	-	-	1,088

Financial liabilities:
Deposits	333,893	-	326,061	-	326,061
Securities sold under agreements to repurchase	2,917	-	2,917	-	2,917
Federal Home Loan Bank advances	51,500	-	51,500	-	51,500

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,820	$19,820	$-	$-	$19,820
Available-for-sale securities	83,805	-	83,805	-	83,805
Federal Home Loan Bank stock	1,801	1,801	-	-	1,801
Loans held-for-sale	5,374	-	-	5,499	5,499
Loans, net	283,381	-	-	285,439	285,439
Accrued interest receivable	1,095	1,095	-	-	1,095

Financial liabilities:
Deposits	356,065	-	356,353	-	356,353
Securities sold under agreements to repurchase	3,921	-	3,921	-	3,921
Federal Home Loan Bank advances	17,500	-	17,500	-	17,500

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2015 and 2014:

	For the three months ended
	6/30/15	6/30/14
	(In Thousands, Except Per Share Data)
Basic earnings per share computation:
Net income	$350	$115
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(31)	(23)
Net income available to common stockholders	$316	$89

Weighted average shares outstanding, basic	888,587	881,861

Basic earnings per share	$0.36	$0.10

Diluted earnings per share computation:
Net income	$350	$115
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(31)	(23)
Net income available to common stockholders	$316	$89

Weighted average shares outstanding, before dilution	888,587	881,861
Dilutive potential shares	1,024	2,814
Weighted average shares outstanding, assuming dilution	889,611	884,675

Diluted earnings per share	$0.36	$0.10

	For the six months ended
	6/30/15	6/30/14
	(In Thousands, Except Per Share Data)
Basic earnings per share computation:
Net income	$693	$193
Preferred stock net accretion	(6)	(6)
Cumulative preferred stock dividends	(54)	(45)
Net income available to common shareholders	$633	$142

Weighted average shares outstanding, basic	888,290	880,973

Basic earnings per share	$0.71	$0.16

Diluted earnings per share computation:
Net income	$693	$193
Preferred stock net accretion	(6)	(6)
Cumulative preferred stock dividends	(54)	(45)
Net income available to common shareholders	$633	$142

Weighted average shares outstanding, before dilution	888,290	880,973
Dilutive potential shares	800	4,700
Weighted average shares outstanding, assuming dilution	889,090	885,673

Diluted earnings per share	$0.71	$0.16

NOTE 6 – INVESTMENT SECURITIES

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2015:
Debt securities issued by U.S. government corporations and agencies	$3,200	$5	$4,472	$26	$7,672	$31
Obligations of states and municipalities	3,795	80	1,440	60	5,235	140
Mortgage-backed securities	10,250	136	25,581	581	35,831	717
Total temporarily impaired securities	17,245	221	31,493	667	48,738	888

Other-than-temporarily impaired securities
Mortgage-backed securities	17	-	252	26	$269	26
Total temporarily impaired and other-than-temporarily impaired securities	$17,262	$221	$31,745	$693	$49,007	$914

December 31, 2014:
Debt securities issued by U.S. Government corporations and agencies	$4,486	$12	13,077	$127	$17,563	$139
Obligations of states and municipalities	526	12	1,772	40	2,298	52
Mortgage-backed securities	1,422	6	36,550	593	37,972	599
Total temporarily impaired securities	6,434	30	51,399	760	57,833	790

Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	274	30	274	30
Total temporarily impaired and other- than-temporarily impaired securities	$6,434	$30	51,673	$790	$58,107	$820

The investments in the Company’s investment portfolio that were temporarily impaired as of June 30, 2015 consisted of debt issued by states and municipalities and U.S. government agencies and sponsored enterprises. The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis. As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary, unless otherwise noted above.

The following tables summarize the amounts and distribution of the Company’s investment securities held as of June 30, 2015 and December 31, 2014:

	INVESTMENT PORTFOLIO
	(In Thousands)

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. government and agency securities
Due after one to five years	$14,703	$14	$31	$14,686	1.26%
Due after five to ten years	500	4	-	504	1.85%
Total U.S. government and agency securities	15,203	18	31	15,190	1.28%
State and municipal securities
Due after one to five years	376	6	-	382	4.25%
Due after five to ten years	4,758	139	46	4,851	3.66%
Due after ten to fifteen years	7,287	289	50	7,526	4.19%
Due beyond fifteen years	2,512	1	44	2,469	3.20%
Total state and municipal securities	14,933	435	140	15,228	3.86%
Mortgage-backed securities
Due after one to five years	465	8	-	473	3.11%
Due after five to ten years	1,674	33	2	1,705	3.33%
Due after ten to fifteen years	26,470	39	346	26,163	2.43%
Due beyond fifteen years	16,543	27	395	16,175	3.07%
Total mortgage-backed securities	45,152	107	743	44,516	2.71%
SBA loan pool
Due after five to ten years	382	30	-	412	4.68%
Total SBA loan pool	382	30	-	412	4.68%

Total available-for-sale securities	$75,670	$590	$914	$75,346	2.66%

	INVESTMENT PORTFOLIO
	(In Thousands)

	December 31,2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. government and agency securities
Due after one to five years	$16,702	$1	$135	$16,568	1.21%
Due after five to ten years	1,500	-	4	1,496	1.83%
Total U.S. government and agency securities	18,202	1	139	18,064	1.27%
State and municipal securities
Due after one to five years	559	24	-	583	2.26%
Due after five to ten years	4,835	184	31	4,988	3.22%
Due after ten to fifteen years	8,065	445	21	8,489	3.23%
Due beyond fifteen years	2,513	26	-	2,539	3.09%
Total state and municipal securities	15,972	679	52	16,599	3.18%
Mortgage-backed securities
Due within one year	-	-	-	-	-
Due after one to five years	588	14	-	602	2.97%
Due after five to ten years	1,846	36	1	1,881	2.25%
Due after ten to fifteen years	28,811	42	360	28,493	1.78%
Due beyond fifteen years	17,912	48	268	17,692	2.38%
Total mortgage-backed securities	49,157	140	629	48,668	2.03%
SBA loan pool
Due after ten to fifteen years	440	34	-	474	4.96%
Total SBA loan pool	440	34	-	474	4.96%

Total available-for-sale securities	$83,771	$854	$820	$83,805	2.36%

During the six months ended June 30, 2015, there were proceeds of $1.1 million from sales of available-for-sale securities. Gross realized gains on these sales amounted to $69 thousand. The tax expense applicable to these gross realized gains amounted to $23 thousand.

During the six months ended June 30, 2014, there were proceeds of $1.1 million from sales of available-for-sale securities. Gross realized gains on these sales amounted to $103 thousand. The tax expense applicable to these gross realized gains amounted to $35 thousand.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In Thousands)
Commercial and industrial	$24,755	$19,038
Real estate - construction and land development	18,406	13,234
Real estate - residential	138,138	132,553
Real estate - commercial	46,190	46,982
Municipal	11,262	10,061
Home equity	46,454	46,403
Consumer	16,243	16,576
	301,448	284,847
Allowance for loan losses	(2,834)	(2,761)
Deferred loan origination costs, net	1,348	1,295
Net loans	$299,962	$283,381

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, home equity, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2015.

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

Consumer loans: Loans in this segment are made for the purpose of financing automobiles, various types of consumer goods and other personal purposes. Most of the Company’s consumer loans are secured by personal property purchased with the proceeds of such consumer loans.

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

The following tables present the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and June 30, 2014:

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2015:
Allowance for loan losses:
Beginning balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761
Charge-offs	-	-	-	-	-	(15)	-	(15)
Recoveries	-	-	-	-	-	8	-	8
Provision (benefit)	(15)	(70)	120	(1)	44	(3)	5	80
Ending balance	$1,070	$668	$369	$323	$271	$124	$9	$2,834

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2014:
Allowance for loan losses:
Beginning balance	$1,174	$728	$224	$301	$243	$90	$32	$2,792
Charge-offs	(98)	-	-	-	-	-	-	(98)
Recoveries	11	-	-	-	2	-	-	13
Provision (benefit)	(60)	(45)	159	(6)	(11)	9	(16)	30
Ending balance	$1,027	$683	$383	$295	$234	$99	$16	$2,737

The following tables set forth information regarding loans and the allowance for loan losses by portfolio segment as of June 30, 2015 and December 31, 2014:

	Real Estate:
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In Thousands)
June 30, 2015:
Allowance for loan losses
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$9	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	1,070	668	369	323	262	124	9	2,834
Total allowance for loan losses ending balance	$1,070	$668	$369	$323	$271	$124	$9	$2,834

Loans:
Ending balance:
Individually evaluated for impairment	$-	$2,184	$-	$-	$401	$-	$-	$2,585
Ending balance:
Collectively evaluated for impairment	138,138	53,478	18,406	46,454	26,144	16,243	-	298,863
Total loans ending balance	$138,138	$55,662	$18,406	$46,454	$26,545	$16,243	$-	$301,448

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2014:
Allowance for loan losses
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$6	$-	$-	$6
Ending balance:
Collectively evaluated for impairment	1,085	738	249	324	221	134	4	2,755
Total allowance for loan losses ending balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761

Loans:
Ending balance:
Individually evaluated for impairment	$170	$860	$-	$3	$439	$-	$-	$1,472
Ending balance:
Collectively evaluated for impairment	132,383	54,724	13,234	46,400	20,058	16,576	-	283,375
Total loans ending balance	$132,553	$55,584	$13,234	$46,403	$20,497	$16,576	$-	$284,847

The following tables present the Company’s loans by risk rating as of June 30, 2015 and December 31, 2014:

	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	& Industrial	Consumer	Total
	(In Thousands)
June 30, 2015:
Grade:
Pass	$-	$51,431	$18,406	$-	$21,645	$-	$91,482
Special mention	-	2,688	-	-	1,721	-	4,409
Substandard	773	1,543	-	237	3,179	-	5,732
Loans not formally rated	137,365	-	-	46,217	-	16,243	199,825
Total	$138,138	$55,662	$18,406	$46,454	$26,545	$16,243	$301,448

December 31, 2014:
Grade:
Pass	$-	$50,208	$11,529	$-	$18,380	$-	$80,117
Special mention	-	3,866	1,705	-	642	-	6,213
Substandard	474	1,510	-	166	1,475	-	3,625
Loans not formally rated	132,079	-	-	46,237	-	16,576	194,892
Total	$132,553	$55,584	$13,234	$46,403	$20,497	$16,576	$284,847

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

Loans not formally rated include residential, home equity and consumer loans. As of June 30, 2015, $199.8 million of the total residential, home equity and consumer loan portfolio of $200.8 million were not formally rated. As of December 31, 2014, $194.9 million of the total residential, home equity and consumer loan portfolio of $195.5 million were not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a loan portfolio with low delinquencies. Total non-accrual and delinquent loans as of June 30, 2015 were 1.13% of total loans outstanding compared to 1.08% of total loans outstanding on December 31, 2014. There were no loans past due 90 days or more and still accruing at June 30, 2015 and December 31, 2014, repectively. The Company’s allowance for loan losses at June 30, 2015 was 0.94% of total loans compared to 0.97% of total loans as of December 31, 2014.

An age analysis of past-due loans, segregated by class of loans, as of June 30, 2015 and December 31, 2014 is as follows:

			90 Days	Total	Total	Total
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans
	(In Thousands)
June 30, 2015:
Real estate:
Residential	$-	$173	$564	$737	$137,401	$138,138
Commercial	-	-	1,186	1,186	45,004	46,190
Construction and land development	-	-	-	-	18,406	18,406
Home equity	107	80	191	378	46,076	46,454
Municipal	-	-	-	-	9,472	9,472
Commercial and industrial	-	-	401	401	24,354	24,755
Municipal	-	-	-	-	1,790	1,790
Consumer	86	-	-	86	16,157	16,243
Total	$193	$253	$2,342	$2,788	$298,660	$301,448

December 31, 2014:
Real estate:
Residential	$147	$-	$516	$663	$131,890	$132,553
Commercial	-	-	860	860	46,122	46,982
Construction and land development	-	-	-	-	13,234	13,234
Home equity	328	-	77	405	45,998	46,403
Municipal	-	-	-	-	8,602	8,602
Commercial and industrial	-	-	439	439	18,599	19,038
Municipal	-	-	-	-	1,459	1,459
Consumer	124	19	-	143	16,433	16,576
Total	$599	$19	$1,892	$2,510	$282,337	$284,847

The following table sets forth information regarding nonaccrual loans as of June 30, 2015 and December 31, 2014:

	Nonaccrual	Nonaccrual
	June 30, 2015	December 31, 2014

Real estate:
Residential	$1,100	$1,064
Commercial	1,186	860
Construction and land development	-	-
Home equity	266	165
Commercial and industrial	401	439
Consumer	-	-
Total	$2,953	$2,528

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the six months ended June 30, 2015 and the year ended December 31, 2014:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
June 30, 2015:
With no related allowance recorded:
Real Estate:
Residential	$-	$-	$-	$27	$-
Commercial	2,184	2,184	-	2,158	36
Home equity	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial and industrial	-	-	-	-
Total impaired with no related allowance	$2,184	$2,184	$-	$2,185	$36

With an allowance recorded:
Residential	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	401	401	9	417	-
Total impaired with an allowance recorded	$401	$401	$9	$417	$-
Total
Real Estate:
Residential	$-	$-	$-	$27	$-
Commercial	2,184	2,184	-	2,158	36
Home equity	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial and industrial	401	401	9	417	-
Total impaired loans	$2,585	$2,585	$9	$2,602	$36

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
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

The Bank’s troubled debt restructurings (“TDRs”) are determined by management. TDRs may include all accrued interest, late charges, title and recording fees, and attorney’s fees being added back to the pre-modification balance. In addition, rates and terms of the loans have changed. There were no loans modified as a troubled debt restructuring during the six months ended June 30, 2015.

There was one commercial loan that was modified as a troubled debt restructuring during the year ended December 31, 2014. The loan, with a recorded investment of $439 thousand, had its payments temporarily reduced as part of the modification. The loan was individually evaluated for impairment as of December 31, 2014 and it was determined that a $6 thousand specific allowance was required. On June 30, 2015, the loan had a recorded investment of $401 thousand and the specific allowance was increased to $9 thousand. The loan was in nonaccrual status at June 30, 2015 and December 31, 2014.

As of June 30, 2015, there were no foreclosed residential real estate properties held by the Company. The recorded investment in consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure according to local requirements of the applicable jurisdiction amounted to $225 thousand at June 30, 2015.

The balance of mortgage servicing rights included in other assets at June 30, 2015 and December 31, 2014 was $1.73 million and $1.58 million, respectively. Mortgage servicing rights of $435 thousand and $531 thousand were capitalized for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. Amortization of mortgage servicing rights was $286 thousand and $401 thousand for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. The fair value of these rights was $2.19 million and $2.05 million as of June 30, 2015 and December 31, 2014, respectively.

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $195.0 million and $148.0 million as of June 30, 2015 and December 31, 2014, respectively.

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

NOTE 9 – OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the reclassification disclosure for the three and six months ended June 30, 2015 and 2014:

Three months ended:	6/30/2015	6/30/2014
	( In thousands)
Net change in unrealized holding gains (losses) on available-for-sale securities	$(857)	$1,080
Reclassification adjustment for realized gains in net income (1)	(26)	(103)
Other comprehensive (loss) income before income tax effect	(883)	977
Income tax benefit (expense)	299	(332)
Other comprehensive (loss) income, net of tax	$(584)	$645

Six months ended :	6/30/2015	6/30/2014
	(In thousands)
Net unrealized holding gains (losses) on available-for-sale securities	$(289)	$2,234
Reclassification adjustment for realized gains in net income (1)	(69)	(103)
Other comprehensive (loss) income before income tax effect	(358)	2,131
Income tax benefit (expense)	122	(725)
Other comprehensive (loss) income, net of tax	$(236)	$1,406

(1) Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive (loss) income and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in gain on sales of available-for-sale securities, net, the tax expense amount is included in income tax provision (benefit) and the after tax amount is included in net income.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements:

●

economic conditions (both generally and in the Company’s markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduction in demand for credit and/or a decline in real estate values;

●	the Company’s ability to manage its operations under the current economic conditions nationally and in its market area;
●	a general decline in the real estate and lending market may negatively affect the Company’s financial results;
●	risks related to a high concentration of loans secured by real estate located in the Company’s market area;
●	loan delinquencies and changes in the underlying cash flows of the Company’s borrowers;
●	significant increases in the Company’s loan losses, including as a result of its inability to resolve classified and non-performing assets or reduce risks associated with its loans;
●	inaccuracies in management’s assumptions used in calculating the appropriate amount to be placed in the Company’s allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in the Company’s allowance for loan losses and provision for loan losses;
●	the impairment of our investment securities;
●	restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals;
●

legislative and regulatory changes (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject the Company to additional regulatory oversight which may result in increased compliance costs and/or require the Company to change its business model;

●	changes in accounting standards and compliance requirements may adversely affect the businesses in which the Company is engaged;
●	the Company’s ability to enter new markets successfully and capitalize on growth opportunities;
●	competitive pressures among depository and other financial institutions may increase significantly;
●	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than the Company can;
●	the Company’s ability to attract and maintain deposits and its success in developing new financial products;
●	fluctuations in the demand for loans;
●	changes in consumer spending, borrowing and savings habits;
●	changes in the interest rate environment may reduce margins or the volumes or values of the loans the Company makes;
●	declines in the yield on the Company’s assets resulting from the current low interest rate environment;
●	the Company’s ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;
●

changes in the Company’s compensation and benefit plans, and the Company’s ability to retain key personnel and to address staffing needs in response to product demand or to implement its strategic plans;

●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	technological changes that may be more difficult or expensive than expected;
●	the failure or security breaches of computer systems on which the Company depends;
●	war or terrorist activities may cause deterioration in the economy or cause instability in credit markets;
●	the Company’s ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the ability of key third-party service providers to perform their obligations to the Company; and\
●	economic, governmental, or other factors may prevent the projected population and residential and commercial growth in the markets in which the Company operates.

Because of these and a wide variety of other uncertainties, many of which are beyond the Company’s control, the Company’s actual future results may be materially different from the results indicated by these forward-looking statements.

Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company for the six months ended June 30, 2015. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the six months ended June 30, 2015 not misleading have been made.

The Company’s only business is its investment in The Simsbury Bank & Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. The Bank offers a full range of banking services, including commercial loans, real estate term loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and safe deposit and other customary non-deposit banking services to consumers and businesses in north central Connecticut. Through a network of loan originators, the Bank also offers residential 1-4 family residential mortgages throughout southern New England.

The Bank’s main office and its corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in the towns of Granby, Avon, and Bloomfield, Connecticut. The Bank also maintains a mortgage center in Canton, Connecticut. Services to the Bank’s customers are also provided through SBT Online Internet banking. The Bank’s customer base consists primarily of individual customers and small businesses in north central Connecticut. On July 10, 2015, the Bank filed applications with the Connecticut Department of Banking and the Federal Deposit Insurance Corporation to open a full service branch at 1232 Farmington Avenue in West Hartford, Connecticut. If approved, this location will be the Bank’s fifth full service branch.

The Bank offers investment products and services to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and its affiliation with the securities broker/dealer, LPL Financial LLC.

Disclosure of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. One of these significant policies relates to the provision for loan losses. See the heading “Provision for Loan Losses” under “Results of Operations” below for further details about the Bank’s current provision.

Overview

For the six months ended June 30, 2015, net income amounted to $693 thousand, or $0.71 per diluted share. This compares to net income of $193 thousand, or $0.16 per diluted share for the six months ended June 30, 2014. Total assets as of June 30, 2015 were $420 million compared to $409 million as of December 31, 2014.

Key financial highlights at June 30, 2015 compared to June 30, 2014 include total asset growth since June 30, 2014 of $17.1 million, or 4.24%, and net loan growth of $31.8 million, or 11.8% over the last twelve months. Deposits declined in the same twelve month period by $11.5 million primarily due to a $6.8 million decrease in certificates of deposit, a $1.4 million decrease in checking accounts and a $3.3 million decrease in savings and money market accounts combined. Net loan growth for the six months ended June 30, 2015 was $16.6 million or 5.9%. Net deposits for the six months ended June 30, 2015 decreased $22.1 million or 6.2%. Noninterest income increased by $201 thousand or 33.2% for the second quarter of 2015 compared to the second quarter of 2014 while net interest and dividend income increased by $118 thousand or 4.5% for the second quarter of 2015 compared to the corresponding period a year ago. Operating expenses decreased by $50 thousand or 1.5% for the second quarter of 2015 compared to the second quarter of 2014.

For the second quarter of 2015, the Company’s earnings per share was $0.36, an increase of $0.26 in basic and diluted earnings per share compared to $0.10 for the second quarter of 2014. Non-accrual loans increased to $3.0 million as of June 30, 2015, which was 1.0% of total loans as of such date, from $2.5 million or 0.9% of total loans a year ago. Total non-accrual and delinquent loans decreased to 1.13% of total loans outstanding as of June 30, 2015 from 1.28% of total loans outstanding as of June 30, 2014. The Company’s allowance for loan losses was 0.94% of total loans at June 30, 2015.

Total deposits as of June 30, 2015 were $334 million, a decrease of $11 million or 3% from total deposits of $345 million a year ago. At June 30, 2015, 33% of total deposits were in non-interest bearing demand accounts, 49% were in low-cost savings and NOW accounts, and 18% were in time deposits. At June 30, 2015, the Company had approximately 21,554 deposit accounts compared to 21,750 deposit accounts at June 30, 2014.

At June 30, 2015, total gross loans were $303 million compared to $271 million a year ago. Commercial loans grew by $16.7 million or 20.5%, residential mortgage loans increased by $3.6 million or 2.6%, and consumer loans grew by $5.9 million or 10.6%, primarily due to an increase in purchased auto loans. The profile of the Company’s loan portfolio remains strong.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $3.7 million for the second quarter of 2015 compared to $3.4 million for the second quarter of 2014 due to an increase in mortgage banking activities of $227 thousand and an increase in net interest and dividend income of $118 thousand that was driven primarily by interest and fees on loans.

The Company’s 2015 year-to-date taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.05% compared to 3.02% for the comparable 2014 period. The Company’s yield on earning assets remained flat at 3.26% while the cost of funds decreased 4 basis points to 0.30% for the six months ended June 30, 2015 compared to the same period of 2014.

Total noninterest expenses for the second quarter of 2015 were $3.27 million, a decrease of $50 thousand from the corresponding 2014 period primarily due to a $24 thousand reduction in FDIC assessment and a $132 thousand reduction in other expenses driven by a significant decrease in charge offs due to unauthorized credit card activity. These decreases were partially offset by a $100 thousand increase in salary and employee benefits reflecting changes in staffing levels.

Capital levels for the Bank as of June 30, 2015 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios
	6/30/2015
	The Simsbury Bank
	& Trust Company	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.24%	5.00%
Tier 1 Risk-Based Capital Ratio	11.08%	8.00%
Common Equity Tier 1 Risk-Based Capital Ratio	11.08%	6.50%
Total Risk-Based Capital Ratio	12.15%	10.00%

At June 30, 2015, the capital ratios of the Bank exceeded the new minimum Basel III capital requirements. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well- capitalized institution. The Bank’s new capital requirements, which became effective on January 1, 2015, are fully described in the “Capital Requirements” section of Financial Condition of this Form 10-Q.

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

Net interest and dividend income after provision for loan losses was $2.9 million and $2.8 million respectively for the quarters ended June 30, 2015 and 2014. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 3.06% for the quarter ended June 30, 2015 from 3.01% for the quarter ended June 30, 2014. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, increased to 2.96% for the quarter ended June 30, 2015 from 2.91% for the quarter ended June 30, 2014. The Company’s cost of deposits and borrowings decreased to 0.31% for the second quarter ended June 30, 2015 from 0.35% for the second quarter ended June 30, 2014.

Net interest and dividend income after provision for loan losses was $5.8 million and $5.7 million, respectively, for the first six months ended June 30, 2015 and 2014. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 3.05% for the six months ended June 30, 2015 from 3.02% for the six months ended June 30, 2014. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, increased to 2.96% for the six months ended June 30, 2015 from 2.92% for the six months ended June 30, 2014. The Company’s cost of deposits and borrowings decreased to 0.30% for the six months ended June 30, 2015 from 0.34% for the six months ended June 30, 2014.

The following tables summarize the Company’s daily average balances, interest, average yields and net interest margin on a fully tax-equivalent basis:

	Three months ended June 30,
	2015			2014
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Yields	Balance	Interest	Yields

Interest-earning assets:
Federal Funds Sold & overnight deposits	$6,788	$5	0.29%	$9,141	$6	0.26%

Investments	80,990	450	2.22%	88,965	490	2.20%

Mortgage loans	142,283	1,266	3.56%	141,761	1,263	3.56%
Commercial loans	94,600	985	4.16%	80,608	843	4.18%
Consumer loans	62,672	465	2.97%	55,280	457	3.31%

Total loans	299,555	2,716	3.63%	277,649	2,563	3.69%

Total interest-earning assets	387,333	3,171	3.27%	375,755	3,059	3.26%

Interest-bearing liabilities:
NOW deposits	39,942	8	0.08%	40,373	8	0.08%
Savings deposits	135,127	74	0.22%	136,665	73	0.21%
Certificates of deposit	58,994	106	0.72%	67,383	141	0.84%
Total Deposits	234,063	188	0.32%	244,421	222	0.36%

Repurchase agreements	2,886	1	0.13%	3,220	1	0.13%
FHLB Borrowings	29,633	18	0.24%	9,569	5	0.21%

Total interest-bearing liabilities	$266,582	$207	0.31%	$257,210	$228	0.35%

Tax-equivalent Net Interest Income		$2,964			$2,831
Less: tax equivalent adjustments		(70)			(55)
Net Interest Income		$2,894			$2,776
Net Interest Spread			2.96%			2.90%
Net Interest Margin			3.06%			3.01%

	Six months ended June 30,
	2015			2014
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Yields	Balance	Interest	Yields

Interest-earning assets:
Federal Funds Sold & overnight deposits	$8,103	$12	0.30%	$13,501	$17	0.25%

Investments	82,899	926	2.23%	90,380	1,010	2.24%

Mortgage loans	142,140	2,526	3.55%	141,274	2,556	3.62%
Commercial loans	92,130	1,912	4.15%	80,481	1,700	4.22%
Consumer loans	62,766	942	3.00%	56,227	935	3.33%

Total loans	297,036	5,380	3.62%	277,982	5,191	3.73%

Total interest-earning assets	388,038	6,318	3.26%	381,863	6,218	3.26%

Interest-bearing liabilities:
NOW deposits	39,925	16	0.08%	38,176	14	0.07%
Savings deposits	144,108	142	0.20%	147,498	137	0.19%
Certificates of deposit	59,577	216	0.73%	67,943	283	0.83%
Total Deposits	243,610	374	0.31%	253,617	434	0.34%

Repurchase agreements	3,233	2	0.12%	3,494	2	0.11%
FHLB Borrowings	21,585	25	0.23%	7,128	7	0.20%

Total interest-bearing liabilities	$268,428	$401	0.30%	$264,239	$443	0.34%

Tax-equivalent Net Interest Income		$5,917			$5,775
Less: tax equivalent adjustments		(136)			(111)
Net Interest Income		$5,781			$5,664
Net Interest Spread			2.96%			2.92%
Net Interest Margin			3.05%			3.02%

The table below describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted interest income and interest expense during the periods indicated. Information is provided in each category with respect to the impact attributable to changes in volume (change in volume multiplied by prior rate), changes attributable to rates (change in rates multiplied by prior volume), and the total net change. The change attributable to the combined impact of volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended June 30,			Six months ended June 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (decrease) due to:			Increase (decrease) due to:
(In thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest on interest-earning assets:
Federal funds sold & overnight deposits	$1	$(2)	$(1)	$3	$(8)	$(5)
Investments	(6)	(34)	(40)	(41)	(43)	(84)
Mortgage loans	-	3	3	25	(55)	(30)
Commercial loans	(9)	151	142	(15)	227	212
Consumer loans	(27)	35	8	(29)	36	7
Total Interest Income	$(41)	$153	$112	$(57)	$157	$100

Interest on interest-bearing liabilities:
Total deposits	$(17)	$(17)	$(34)	$(31)	$(29)	$(60)
Repurchase agreements	-	-	-	-	-	-
FHLB Borrowings	1	12	13	1	17	18
Total Interest Expense	$(16)	$(5)	$(21)	$(30)	$(12)	$(42)
Net change in interest income	$(25)	$158	$133	$(27)	$169	$142

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines. The total allowance for loan losses at June 30, 2015 was $2.8 million or 0.94% of outstanding loans compared to $2.8 million or 0.97% of outstanding loans as of December 31, 2014. The Company charged off one loan in the second quarter of 2015 for $2 thousand compared to two loans totaling $45 thousand in the second quarter of 2014. During the second quarter of 2015, the Company had five recoveries totaling $7 thousand compared to eight recoveries totaling $3 thousand for the second quarter of 2014. For the six months ended June 30, 2015, the company charged off three loans totaling $15 thousand compared to five loans totaling $98 thousand for the six months ended June 30, 2014. The Company had nine recoveries totaling $8 thousand in the six months ended June 30, 2015 compared to fourteen loans totaling $13 thousand for the six months ended June 30, 2014. The Company believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

Total noninterest income (which is derived mainly from service and overdraft charges and mortgage banking activities) for the quarter ended June 30, 2015 was $806 thousand compared to $605 thousand for the same period in the prior year. Total noninterest income for the six months ended June 30, 2015 was $1.3 million compared to $1.1 million for the six months ended June 30, 2014. The increase in noninterest income for the three and six months ended June 30, 2015 was mainly due to an increase in mortgage banking activities and fees. At June 30, 2015, the Company had 21,554 deposit accounts compared to 21,750 at June 30, 2014.

Total noninterest expense for the quarter ended June 30, 2015 was $3.3 million compared to $3.3 million for the same period in the prior year. The ratio of annualized operating expenses to average assets was 3.2% for the second quarter of 2015 compared to 3.4% for the second quarter of 2014. Total noninterest expense for the six months ended June 30, 2015 was $6.2 million compared to $6.7 million for the six months ended June 30, 2014. The decrease in noninterest expenses for the three and six months ended June 30, 2015 was primarily due to a decrease in the FDIC assessment, salaries and benefits and other expenses.

Salaries and employee benefits comprised approximately 52% of total noninterest expense for the three months ended June 30, 2015 and 48% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 10% of noninterest expense for each of the three months ended June 30, 2015 and 2014, and data processing fees, which comprised 5.8% of noninterest expense for the three months ended June 30, 2015 compared to 5.3% of noninterest expenses for the same period in 2014. Advertising and promotions, equipment expenses, and professional fees each remained relatively constant in the 3.1% to 5.5% range for the three months ended June 30, 2015 and 2014. Other expenses comprised approximately 11% of the total noninterest expenses for the quarter ended June 30, 2015 compared to 15% for the same period in the prior year.

Salaries and employee benefits comprised approximately 53% of total noninterest expense for the six months ended June 30, 2015 and 54% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 11% of noninterest expense for the six months ended June 30, 2015 compared to 10% for the six months ended June 30, 2014, and data processing fees, which comprised 5.3% of noninterest expense for the six months ended June 30, 2015 compared to 4.8% of noninterest expenses for the same period in 2014. Advertising and promotions, equipment expenses, and professional fees each remained relatively constant in the 3.1% to 4.3% range for the six months ended June 30, 2015 and 2014. Other expenses comprised approximately 12% of the total noninterest expenses for each of the six months ended June 30, 2015 and 2014.

Income Taxes

The effective income tax rate for the three months ended June 30, 2015 and 2014 was 13.4% and (76.9%), respectively. For the six months ended June 30, 2015 and 2014, the effective tax rate was 13.7% and (160.8%), respectively. The Company realized a tax benefit in the second quarter of 2014 as the core earnings were lower in relation to tax exempt income, thereby creating a tax benefit in 2014. Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company no longer incurs state income tax liability except for the minimum tax since the PIC’s earnings, net of certain allocated expenses, are exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair value of investments in available-for-sale securities as of June 30, 2015 was $75.3 million, which was 0.43% below amortized cost, compared to $83.8 million, which was 0.04% above amortized cost, as of December 31, 2014. The Company has the intent and ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.” ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company’s investment portfolio on an ongoing basis. As of June 30, 2015, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

In order to maintain a reserve of readily sellable assets to meet the Company’s liquidity and loan requirements, the Company purchases debt securities and other investments. Sales of “federal funds” (short-term loans to other banks) are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments, pending utilization of funds for loans or other purposes.

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At June 30, 2015, the Company had 35 securities with a carrying value totaling $15.5 million pledged for such purposes. At December 31, 2014, the Company had 38 securities with a carrying value totaling $17.2 million pledged for such purposes.

As of June 30, 2015 and December 31, 2014, the Company’s investment portfolio consisted of U.S. government and agency securities, state and municipal securities, mortgage-backed securities and one SBA loan pool. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of the end of the second quarter of 2015 was comprised of approximately 68% mortgage and consumer loans and 32% commercial loans. The Company does not have any concentrations in its loan portfolio by industry or group of industries. However, as of June 30, 2015 and December 31, 2014, approximately 80% of the Company’s loans were secured by residential real property located in Connecticut.

There were approximately $138 million of gross residential mortgage loans as of June 30, 2015, which represented a 4% increase from December 31, 2014. During the three months ended June 30, 2015, the Company sold ninety-three (93) loans with an aggregate principal balance of $21.1 million, which resulted in a gain on sales of these loans of $309 thousand. For the six months ended June 30, 2015, the Company sold one hundred sixty-one (161) loans with an aggregate principal balance of $37.0 million, which resulted in a gain on sale of $502 thousand. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At June 30, 2015, the Company had consumer loan balances of approximately $16.2 million, representing a 2.0% decrease from the consumer loan balances at December 31, 2014. As of June 30, 2015, the Company had approximately $14.9 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $15.2 million in auto loans purchased from BCI on its books as of December 31, 2014. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI. As part of the agreement, BCI services the loans for the Company.

The June 30, 2015 gross loan balance for municipal and commercial real estate loans, including construction loans, was $98.2 million, a 21.2% increase from the gross loan balance for municipal and commercial real estate loans at December 31, 2014. The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Company offers both fixed and floating rate loans. Maturities on such loans typically range from five to thirty years. The Company has been designated as an approved SBA lender. The Company’s SBA loans are categorized as commercial or real estate, depending on the underlying collateral. In addition, the Company has been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank’s capital and reserves. Credit equaling an additional 10% of the Bank’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral. As of June 30, 2015, the Bank’s lending limits were $4.8 million and $8.0 million, respectively. As of December 31, 2014, these lending limits were $4.8 million and $7.9 million, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Company had 16 nonaccrual loans at June 30, 2015 with an aggregate balance of $3.0 million compared to 9 nonaccrual loans at December 31, 2014 with an aggregate balance of $2.5 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at fair value less estimated costs to sell. The Company had no OREO properties at June 30, 2015.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructuring (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. There were no loans modified as a troubled debt restructuring during the six months ended June 30, 2015.

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

The Company had criticized and classified loans with an aggregate outstanding balance of $10.1 million as of June 30, 2015 compared to $9.8 million as of December 31, 2014. The Company had no exposure to sub-prime loans in its loan portfolio as of June 30, 2015 and December 31, 2014. The Company’s allowance for loan losses was 0.94% of outstanding loans as of June 30, 2015.

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

Deposits

Deposits are the Company’s primary source of funds. At June 30, 2015, the Company had a deposit mix of 45% checking, 37% savings and 18% certificates of deposit. The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2014, the deposit mix was 45% checking, 38% savings, and 17% certificates of deposit. Of the total deposits of $334 million and $356 million, respectively at June 30, 2015 and December 31, 2014, 33% of such deposits were non-interest bearing. As of June 30, 2015 and December 31, 2014, the Company had $29.4 million and $46.0 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry. The Company’s business is not seasonal in nature. The Company accepts deposits in excess of $100 thousand from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) program, the Bank had brokered deposits of $1.5 million as of June 30, 2015 compared to $1.0 million as of December 31, 2014.

Borrowings

As of June 30, 2015, the Company had $51.5 million in borrowings from the Federal Home Loan Bank of Boston (FHLBB) on its balance sheet compared to $17.5 million in borrowings outstanding as of December 31, 2014.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities. One method the bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits in effect on the date this Form 10-Q is filed with the SEC, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of June 30, 2015, the Company had $1.5 million of deposits in the CDARS network compared to $1.0 million of deposits in the CDARS network as of December 31, 2014.

Liquidity of a financial institution, such as the Bank, is measured by its ability to have sufficient liquid assets to meet its short term obligations. The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of June 30, 2015, the Company held $14.9 million in cash and cash equivalents, net of required FRB reserves of $5.9 million, and $59.8 million in available-for-sale securities, net of pledged securities of $15.5 million, for total liquid assets of $74.7 million. At June 30, 2015, the Company anticipated short-term liability obligations of $90.3 million for a basic deficit of $15.6 million, representing 3.7% of total assets. As of December 31, 2014, the Company held $13.2 million in cash and cash equivalents, net of required FRB reserves of $6.6 million, and $66.6 million in available-for-sale securities, net of pledged securities of $17.2 million, for total liquid assets of $79.8 million. At December 31, 2014, the Company’s anticipated short term liability obligations were $61.0 million for a basic surplus of $18.8 million, which represented 5.0% of total assets..

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

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

As of June 30, 2015 (unaudited) and December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Off Balance Sheet Arrangements

As of June 30, 2015, the Company had in place mandatory commitments to sell approximately $9.3 million of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac). As of December 31, 2014, the Company had in place mandatory commitments to sell approximately $4.4 million of loans secured by 1-to-4 family residential properties to Freddie Mac.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SBT BANCORP, INC.

Date: August 11, 2015	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: August 11, 2015	By:	/s/ Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

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