Form 10-Q
period 2015-09-30
SBT Bancorp, Inc.
filed 2015-11-13
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015, the registrant had 908,246 shares of its Common Stock, no par value per share, outstanding.

table of contents

SBT Bancorp, Inc. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

	9/30/15	12/31/14
	(Unaudited)
ASSETS

Cash and due from banks	$7,313	$10,118
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	5,919	9,696
Money market mutual funds	580	1
Federal funds sold	346	5
Cash and cash equivalents	14,158	19,820
	-
Investments in available-for-sale securities (at fair value)	71,816	83,805
Federal Home Loan Bank stock, at cost	3,074	1,801

Loans held-for-sale	6,892	5,374

Loans	307,323	286,142
Less allowance for loan losses	2,897	2,761
Loans, net	304,426	283,381

Premises and equipment, net	1,390	1,460
Accrued interest receivable	1,045	1,095
Other real estate owned	-	105
Bank owned life insurance	7,338	7,184
Other assets	5,021	4,815
Total assets	$415,160	$408,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$115,105	$117,261
Savings and NOW deposits	201,170	177,158
Time deposits	58,531	61,646
Total deposits	374,806	356,065
Securities sold under agreements to repurchase	2,722	3,921
Federal Home Loan Bank advances	5,500	17,500
Other liabilities	1,717	1,882
Total liabilities	384,745	379,368

Stockholders' equity:
Preferred stock, senior non-cumulative perpetual, Series C, no par; 9,000 shares issued and outstanding at September 30, 2015 and December 31, 2014; liquidation value of $1,000 per share	8,997	8,988
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 908,660 shares and 908,246 shares, respectively, at September 30, 2015, and 898,105 shares and 897,691 shares, respectively, at December 31, 2014	10,333	10,127
Retained earnings	11,134	10,549
Treasury stock, 414 shares	(7)	(7)
Unearned compensation-restricted stock awards	(254)	(207)
Accumulated other comprehensive income	212	22
Total stockholders' equity	30,415	29,472
Total liabilities and stockholders' equity	$415,160	$408,840

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Interest and dividend income:
Interest and fees on loans	$2,748	$2,590	$8,057	$7,733
Investment securities	393	438	1,235	1,373
Federal funds sold and overnight deposits	14	21	26	38
Total interest and dividend income	3,155	3,049	9,318	9,144
Interest expense:
Deposits	192	213	566	647
Federal Home Loan Bank advances	8	2	35	9
Repurchase agreements	1	1	3	3
Total interest expense	201	216	604	659

Net interest and dividend income	2,954	2,833	8,714	8,485

Provision for loan losses	65	25	145	55

Net interest and dividend income after provision for loan losses	2,889	2,808	8,569	8,430
Noninterest income:
Service charges on deposit accounts	98	119	303	353
Gain (loss) on sales of available-for-sale securities, net of writedowns	26	(1)	93	96
Other service charges and fees	208	173	561	560
Increase in cash surrender value of life insurance policies	51	55	154	151
Mortgage banking activities	422	254	866	408
Investment services fees and commissions	48	43	159	172
Other income	68	33	141	64
Total noninterest income	921	676	2,277	1,804
Noninterest expense:
Salaries and employee benefits	1,779	1,564	5,062	5,140
Occupancy expense	340	363	1,046	1,030
Equipment expense	104	112	306	340
Advertising and promotions	109	177	365	461
Forms and supplies	48	45	125	139
Professional fees	196	167	448	377
Directors’ fees	66	65	180	196
Correspondent charges	67	42	187	173
FDIC assessment	78	80	234	285
Data processing	198	170	531	490
Other expenses	397	388	1,132	1,218
Total noninterest expense	3,382	3,173	9,616	9,849
Income before income taxes	428	311	1,230	385
Income tax provision (benefit)	75	53	185	(66)
Net income	$353	$258	$1,045	$451
Net income available to common stockholders	$327	$233	$959	$375
Weighted average shares outstanding, basic	890,190	883,998	889,473	882,158
Earnings per common share, basic	$0.37	$0.26	$1.08	$0.42
Weighted average shares outstanding, assuming dilution	894,380	888,335	892,004	886,694
Earnings per common share, assuming dilution	$0.37	$0.26	$1.08	$0.42

Dividends per common share	$0.14	$0.14	$0.42	$0.42

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$353	$258	$1,045	$451
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gains/ losses on securities available for sale	672	(250)	381	1,977
Reclassification adjustment for realized gains in net income	(26)	-	(93)	(96)
Other comprehensive income (loss), before tax	646	(250)	288	1,881
Income tax (expense) benefit	(220)	85	(98)	(640)
Other comprehensive income (loss), net of tax	426	(165)	190	1,241
Comprehensive income	$779	$93	$1,235	$1,692

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

(Dollars in thousands)

					Unearned	Accumulated
	Preferred				Compensation-	Other
	Stock	Common	Retained	Treasury	Restricted	Comprehensive
	Series C	Stock	Earnings	Stock	Stock Awards	(Loss) Income	Total
Balance, December 31, 2013	$8,976	$10,136	$10,347	$(7)	$(401)	$(1,655)	$27,396
Net income	-	-	451	-	-	-	451
Other comprehensive income, net of tax	-	-	-	-	-	1,241	1,241
Preferred stock dividend-SBLF	-	-	(67)	-	-	-	(67)
Preferred stock amortization (accretion)	9	-	(9)	-	-	-	-
Stock based compensation	-	-	-	-	117	-	117
Dividends declared common stock	-	-	(377)	-	-	-	(377)
Forfeited restricted stock awards	-	(90)	-	-	90	-	-
Restricted stock awards	-	41	-	-	(41)	-	-
Common stock issued	-	29	-	-	-	-	29
Balance, September 30, 2014	$8,985	$10,116	$10,345	$(7)	$(235)	$(414)	$28,790

Balance, December 31, 2014	$8,988	$10,127	$10,549	$(7)	$(207)	$22	$29,472
Net income	-	-	1,045	-	-	-	1,045
Other comprehensive income, net of tax	-	-	-	-	-	190	190
Preferred stock dividend-SBLF	-	-	(77)	-	-	-	(77)
Preferred stock amortization (accretion)	9	-	(9)	-	-	-	-
Stock based compensation	-	-	-	-	130	-	130
Dividends declared common stock	-	-	(374)	-	-	-	(374)
Restricted stock awards	-	177	-	-	(177)	-	-
Common stock issued	-	29	-	-	-	-	29
Balance, September 30, 2015	$8,997	$10,333	$11,134	$(7)	$(254)	$212	$30,415

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	9/30/2015	9/30/2014
Cash flows from operating activities:
Net income	$1,045	$451
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of securities, net	307	301
Writedown of available-for-sale securities	6	7
Gain on sales of available-for-sale securities	(99)	(103)
Change in deferred origination costs, net	(73)	(79)
Provision for loan losses	145	55
Loans originated for sale	(63,269)	(28,920)
Proceeds from sales of loans	62,625	24,979
Gains on sales of loans	(874)	(338)
Writedown on other real estate owned	-	25
(Gain) loss on sale of other real estate owned	(9)	1
Depreciation and amortization	218	294
Accretion on impairment of operating lease	(26)	(33)
Increase in other assets	(352)	(668)
Decrease in interest receivable	50	54
Decrease (increase) in taxes receivable	48	(67)
Increase in cash surrender value of bank owned life insurance	(154)	(151)
Stock-based compensation	130	117
(Decrease) increase in other liabilities	(208)	14
Increase in interest payable	69	49
Net cash used in operating activities	(421)	(4,012)

Cash flows from investing activities:
(Purchases) redemptions of Federal Home Loan Bank stock	(1,273)	936
Purchases of available-for-sale securities	(319)	(3,011)
Proceeds from maturities of available-for-sale securities	10,767	5,946
Proceeds from sales of available-for-sale securities	1,614	1,139
Loan originations and principal collections, net	(12,765)	8,283
Loans purchased	(8,361)	(11,925)
Recoveries of loans previously charged off	9	14
Proceeds from sale of other real estate owned	114	539
Premium paid on bank owned life insurance	-	(250)
Capital expenditures	(148)	(255)
Net cash (used in) provided by investing activities	(10,362)	1,416

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	21,856	23,013
Decrease in time deposits	(3,115)	(5,377)
Net decrease in securities sold under agreements to repurchase	(1,199)	(545)
Paydown of Federal Home Loan Bank advances	(12,000)	(30,000)
Proceeds from issuance of common stock	29	29
Dividends paid - preferred stock	(77)	(67)
Dividends paid - common stock	(373)	(374)
Net cash provided by (used in) financing activities	5,121	(13,321)

Net decrease in cash and cash equivalents	(5,662)	(15,917)
Cash and cash equivalents at beginning of period	19,820	38,590
Cash and cash equivalents at end of period	$14,158	$22,673

Supplemental disclosures:
Interest paid	$535	$610
Income taxes paid	137	1
Loan transferred to other real estate owned	-	695

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

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2015, the Company maintained a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the condensed consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the nine months ended September 30, 2015, the Company recognized $130 thousand in stock-based employee compensation expense. During the nine months ended September 30, 2014, the Company recognized $117 thousand in stock-based employee compensation expense.

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

In July 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (a consensus of the FASB Emerging Issues Task Force)."  This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The Update also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient An entity should apply the Update on a retrospective basis. The Company intends to adopt the Update during the first quarter of 2016. Adoption is not anticipated to have a material impact on the Company's financial statements.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2015.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied consistently to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2015 and December 31, 2014.

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

The following summarizes assets measured at fair value at September 30, 2015 and December 31, 2014.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2015:
Debt securities issued by U.S. government corporations and agencies	$13,751	$-	$13,751	$-
Obligations of states and municipalities	14,858	-	14,858	-
Mortgage-backed securities	42,816	-	42,816	-
SBA loan pool	391	-	391	-
	$71,816	$-	$71,816	$-

December 31, 2014:
Debt securities issued by U.S. government corporations and agencies	$18,064	$-	$18,064	$-
Obligations of states and municipalities	16,599	-	16,599	-
Mortgage-backed securities	48,668	-	48,668	-
SBA loan pool	474	-	474	-
	$83,805	$-	$83,805	$-

Assets Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2015:
Impaired loans	$382	$-	$-	$382
	$382	$-	$-	$382

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2014:
Impaired loans	$433	$-	$-	$433
Other real estate owned	105	-	-	105
	$538	$-	$-	$538

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,158	$14,158	$-	$-	$14,158
Available-for-sale securities	71,816	-	71,816	-	71,816
Federal Home Loan Bank stock	3,074	3,074	-	-	3,074
Loans held-for-sale	6,892	-	-	7,006	7,006
Loans, net	304,426	-	-	305,781	305,781
Bank-owned life insurance	7,338	-	7,338	-	7,338
Accrued interest receivable	1,045	1,045	-	-	1,045

Financial liabilities:
Deposits	374,806	-	367,421	-	367,421
Securities sold under agreements to repurchase	2,722	-	2,722	-	2,722
Federal Home Loan Bank advances	5,500	-	5,500	-	5,500

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,820	$19,820	$-	$-	$19,820
Available-for-sale securities	83,805	-	83,805	-	83,805
Federal Home Loan Bank stock	1,801	1,801	-	-	1,801
Loans held-for-sale	5,374	-	-	5,499	5,499
Loans, net	283,381	-	-	285,439	285,439
Bank-owned life insurance	7,184	-	7,184	-	7,184
Accrued interest receivable	1,095	1,095	-	-	1,095

Financial liabilities:
Deposits	356,065	-	356,353	-	356,353
Securities sold under agreements to repurchase	3,921	-	3,921	-	3,921
Federal Home Loan Bank advances	17,500	-	17,500	-	17,500

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended
	9/30/15	9/30/14
	(In Thousands, Except Per Share Data)
Basic earnings per share computation:
Net income	$353	$258
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(23)	(22)
Net income available to common stockholders	$327	$233

Weighted average shares outstanding, basic	890,190	883,998

Basic earnings per share	$0.37	$0.26

Diluted earnings per share computation:
Net income	$353	$258
Preferred stock net accretion	(3)	(3)
Cumulative preferred stock dividends	(23)	(22)
Net income available to common stockholders	$327	$233

Weighted average shares outstanding, before dilution	890,190	883,998
Dilutive potential shares	4,190	4,337
Weighted average shares outstanding, assuming dilution	894,380	888,335

Diluted earnings per share	$0.37	$0.26

	For the nine months ended
	9/30/15	9/30/14
	(In Thousands, Except Per Share Data)
Basic earnings per share computation:
Net income	$1,045	$451
Preferred stock net accretion	(9)	(9)
Cumulative preferred stock dividends	(77)	(67)
Net income available to common shareholders	$959	$375

Weighted average shares outstanding, basic	889,473	882,158

Basic earnings per share	$1.08	$0.42

Diluted earnings per share computation:
Net income	$1,045	$451
Preferred stock net accretion	(9)	(9)
Cumulative preferred stock dividends	(77)	(67)
Net income available to common shareholders	$959	$375

Weighted average shares outstanding, before dilution	889,473	882,158
Dilutive potential shares	2,531	4,536
Weighted average shares outstanding, assuming dilution	892,004	886,694

Diluted earnings per share	$1.08	$0.42

NOTE 6 – INVESTMENT SECURITIES

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2015:
Debt securities issued by U.S. government corporations and agencies	$-	$-	$2,497	$2	$2,497	$2
Obligations of states and municipalities	697	13	1,988	41	2,685	54
Mortgage-backed securities	6,358	20	24,803	270	31,161	290
Total temporarily impaired securities	7,055	33	29,288	313	36,343	346

Other-than-temporarily impaired securities
Mortgage-backed securities	17	-	228	26	245	26
Total temporarily impaired and other-than-temporarily impaired securities	$7,072	$33	$29,516	$339	$36,588	$372

December 31, 2014:
Debt securities issued by U.S. Government corporations and agencies	$4,486	$12	$13,077	$127	$17,563	$139
Obligations of states and municipalities	526	12	1,772	40	2,298	52
Mortgage-backed securities	1,422	6	36,550	593	37,972	599
Total temporarily impaired securities	6,434	30	51,399	760	57,833	790

Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	274	30	274	30
Total temporarily impaired and other-than-temporarily impaired securities	$6,434	$30	$51,673	$790	$58,107	$820

The investments in the Company’s investment portfolio that were temporarily impaired as of September 30, 2015 consisted of debt issued by states and municipalities and U.S. government agencies and sponsored enterprises. The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis. As the Company has the ability and intent to hold securities for the foreseeable future, no declines are deemed to be other than temporary, unless otherwise noted above.

The following tables summarize the amounts and distribution of the Company’s investment securities held as of September 30, 2015 and December 31, 2014:

	INVESTMENT PORTFOLIO
	(In Thousands)

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. government and agency securities
Due after one to five years	$13,203	$42	$2	13,243	1.28%
Due after five to ten years	500	8	-	508	2.00%
Total U.S. government and agency securities	13,703	50	2	13,751	1.31%
State and municipal securities
Due after one to five years	376	5	-	381	4.25%
Due after five to ten years	5,261	180	23	5,418	3.72%
Due after ten to fifteen years	6,297	256	25	6,528	4.13%
Due beyond fifteen years	2,511	26	6	2,531	3.20%
Total state and municipal securities	14,445	467	54	14,858	3.82%
Mortgage-backed securities
Due after one to five years	518	10	-	528	3.19%
Due after five to ten years	1,418	31	1	1,448	3.31%
Due after ten to fifteen years	25,359	64	144	25,279	2.44%
Due beyond fifteen years	15,690	42	171	15,561	3.06%
Total mortgage-backed securities	42,985	147	316	42,816	2.70%
SBA loan pool
Due after five to ten years	361	30	-	391	4.70%
Total SBA loan pool	361	30	-	391	4.70%

Total available-for-sale securities	$71,494	$694	$372	$71,816	2.67%

	INVESTMENT PORTFOLIO
	(In Thousands)

	December 31,2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. government and agency securities
Due after one to five years	$16,702	$1	$135	$16,568	1.21%
Due after five to ten years	1,500	-	4	1,496	1.83%
Total U.S. government and agency securities	18,202	1	139	18,064	1.27%
State and municipal securities
Due after one to five years	559	24	-	583	2.26%
Due after five to ten years	4,835	184	31	4,988	3.22%
Due after ten to fifteen years	8,065	445	21	8,489	3.23%
Due beyond fifteen years	2,513	26	-	2,539	3.09%
Total state and municipal securities	15,972	679	52	16,599	3.18%
Mortgage-backed securities
Due within one year	-	-	-	-	-
Due after one to five years	588	14	-	602	2.97%
Due after five to ten years	1,846	36	1	1,881	2.25%
Due after ten to fifteen years	28,811	42	360	28,493	1.78%
Due beyond fifteen years	17,912	48	268	17,692	2.38%
Total mortgage-backed securities	49,157	140	629	48,668	2.03%
SBA loan pool
Due after ten to fifteen years	440	34	-	474	4.96%
Total SBA loan pool	440	34	-	474	4.96%

Total available-for-sale securities	$83,771	$854	$820	$83,805	2.36%

During the nine months ended September 30, 2015, there were proceeds of $1.6 million from sales of available-for-sale securities. Gross realized gains on these sales amounted to $99 thousand. The tax expense applicable to these gross realized gains amounted to $34 thousand.

During the nine months ended September 30, 2014, there were proceeds of $1.1 million from sales of available-for-sale securities. Gross realized gains on these sales amounted to $103 thousand. The tax expense applicable to these gross realized gains amounted to $35 thousand.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In Thousands)
Real estate - residential	$137,518	$132,553
Real estate - commercial	47,454	46,982
Real estate - construction and land development	17,919	13,234
Municipal	12,502	10,061
Home equity	47,017	46,403
Commercial and industrial	26,813	19,038
Consumer	16,732	16,576
	305,955	284,847
Allowance for loan losses	(2,897)	(2,761)
Deferred loan origination costs, net	1,368	1,295
Net loans	$304,426	$283,381

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, municipal, home equity, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2015.

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

The following tables present the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 and September 30, 2014:

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2015:
Allowance for loan losses:
Beginning balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761
Charge-offs	-	-	-	-	-	(18)	-	(18)
Recoveries	-	-	-	-	-	9	-	9
(Benefit) provision	(15)	(66)	119	5	98	3	1	145
Ending balance	$1,070	$672	$368	$329	$325	$128	$5	$2,897

	Real Estate:
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2014:
Allowance for loan losses:
Beginning balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792
Charge-offs	(98)	-	-	-	-	(2)	-	(100)
Recoveries	11	-	-	-	3	-	-	14
(Benefit) provision	(114)	(16)	145	(26)	3	45	18	55
Ending balance	$988	$732	$356	$277	$245	$145	$18	$2,761

The following tables set forth information regarding loans and the allowance for loan losses by portfolio segment as of September 30, 2015 and December 31, 2014:

	Real Estate:
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In Thousands)
September 30, 2015:
Allowance for loan losses
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	1,070	672	368	329	325	128	5	2,897
Total allowance for loan losses ending balance	$1,070	$672	$368	$329	$325	$128	$5	$2,897

Loans:
Ending balance:
Individually evaluated for impairment	$-	$2,315	$-	$-	$382	$-	$-	$2,697
Ending balance:
Collectively evaluated for impairment	137,518	53,711	17,919	47,017	30,361	16,732	-	303,258
Total loans ending balance	$137,518	$56,026	$17,919	$47,017	$30,743	$16,732	$-	$305,955

	Real Estate:
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2014
Allowance for loan losses:
Beginning balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792
Charge-offs	(93)	-	-	-	-	(8)	-	(101)
Recoveries	8	-	-	-	3	4	-	15
(Benefit) provision	(19)	(10)	38	21	(15)	36	4	55
Ending balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761

December 31, 2014:
Allowance for loan losses
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$6	$-	$-	$6
Ending balance:
Collectively evaluated for impairment	1,085	738	249	324	221	134	4	2,755
Total allowance for loan losses ending balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761

Loans:
Ending balance:
Individually evaluated for impairment	$170	$860	$-	$3	$439	$-	$-	$1,472
Ending balance:
Collectively evaluated for impairment	132,383	54,724	13,234	46,400	20,058	16,576	-	283,375
Total loans ending balance	$132,553	$55,584	$13,234	$46,403	$20,497	$16,576	$-	$284,847

The following tables present the Company’s loans by risk rating as of September 30, 2015 and December 31, 2014:

	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	& Industrial	Consumer	Total
	(In Thousands)
September 30, 2015:
Grade:
Pass	$-	$50,159	$17,919	$-	$27,041	$-	$95,119
Special mention	-	3,197	-	-	220	-	3,417
Substandard	729	2,670	-	234	3,482	-	7,115
Loans not formally rated	136,789	-	-	46,783	-	16,732	200,304
Total	$137,518	$56,026	$17,919	$47,017	$30,743	$16,732	$305,955

December 31, 2014:
Grade:
Pass	$-	$50,208	$11,529	$-	$18,380	$-	$80,117
Special mention	-	3,866	1,705	-	642	-	6,213
Substandard	474	1,510	-	166	1,475	-	3,625
Loans not formally rated	132,079	-	-	46,237	-	16,576	194,892
Total	$132,553	$55,584	$13,234	$46,403	$20,497	$16,576	$284,847

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

Loans not formally rated include residential, home equity and consumer loans. As of September 30, 2015, $200.3 million of the total residential, home equity and consumer loan portfolio of $201.3 million were not formally rated. As of December 31, 2014, $194.9 million of the total residential, home equity and consumer loan portfolio of $195.5 million were not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a loan portfolio with low delinquencies. Total non-accrual and delinquent loans as of September 30, 2015 were 1.50% of total loans outstanding compared to 1.08% of total loans outstanding on December 31, 2014. There were no loans past due 90 days or more and still accruing at September 30, 2015 and December 31, 2014, respectively. The Company’s allowance for loan losses at September 30, 2015 was 0.94% of total loans compared to 0.97% of total loans as of December 31, 2014.

An age analysis of past-due loans, segregated by class of loans, as of September 30, 2015 and December 31, 2014 is as follows:

			90 Days	Total	Total	Total
	30–59 Days	60–89 Days	or More	Past Due	Current	Loans
	(In Thousands)
September 30, 2015:
Real estate:
Residential	$-	$971	$789	$1,760	$135,791	$137,551
Commercial	623	540	1,152	2,315	45,139	47,454
Construction and land development	-	-	-	-	17,919	17,919
Home equity	-	-	-	-	47,017	47,017
Municipal	-	-	-	-	8,572	8,572
Commercial and industrial	-	-	382	382	26,431	26,813
Municipal	-	-	-	-	3,930	3,930
Consumer	85	23	2	110	16,622	16,732
Total	$708	$1,534	$2,325	$4,567	$301,421	$305,988

December 31, 2014:
Real estate:
Residential	$147	$-	$516	$663	$131,890	$132,553
Commercial	-	-	860	860	46,122	46,982
Construction and land development	-	-	-	-	13,234	13,234
Home equity	328	-	77	405	45,998	46,403
Municipal	-	-	-	-	8,602	8,602
Commercial and industrial	-	-	439	439	18,599	19,038
Municipal	-	-	-	-	1,459	1,459
Consumer	124	19	-	143	16,433	16,576
Total	$599	$19	$1,892	$2,510	$282,337	$284,847

The following table sets forth information regarding nonaccrual loans as of September 30, 2015 and December 31, 2014:

	Nonaccrual	Nonaccrual
	September 30, 2015	December 31, 2014
	(In Thousands)
Real estate:
Residential	$1,054	$1,064
Commercial	2,315	860
Construction and land development	-	-
Home equity	263	165
Commercial and industrial	382	439
Consumer	-	-
Total	$4,014	$2,528

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the nine months ended September 30, 2015 and the year ended December 31, 2014:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
September 30, 2015:
With no related allowance recorded:
Real Estate:
Residential	$-	$-	$-	$10	$-
Commercial	2,315	2,315	-	2,221	58
Home equity	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial and industrial	382	382	-	410
Total impaired with no related allowance	$2,697	$2,697	$-	$2,641	$58

With an allowance recorded:
Total impaired with an allowance recorded	$-	$-	$-	$-	$-
Total
Real Estate:
Residential	$-	$-	$-	$10	$-
Commercial	2,315	2,315	-	2,221	58
Home equity	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial and industrial	382	382	-	410	-
Total impaired loans	$2,697	$2,697	$-	$2,641	$58

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
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

The Bank’s troubled debt restructurings (“TDRs”) are determined by management. TDRs may include all accrued interest, late charges, title and recording fees, and attorney’s fees being added back to the pre-modification balance. In addition, rates and terms of the loans have changed. There were no loans modified as a troubled debt restructuring during the nine months ended September 30, 2015.

There was one commercial loan that was modified as a troubled debt restructuring during the year ended December 31, 2014. The loan, with a recorded investment of $439 thousand, had its payments temporarily reduced as part of the modification. The loan was individually evaluated for impairment as of December 31, 2014 and it was determined that a $6 thousand specific allowance was required. On September 30, 2015, the loan had a recorded investment of $382 thousand and cash flows from the borrower showed no necessity of maintaining the specific allowance. The loan was kept in nonaccrual status at September 30, 2015 and December 31, 2014.

As of September 30, 2015, there were no foreclosed residential real estate properties held by the Company. The recorded investment in consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure according to local requirements of the applicable jurisdiction amounted to $315 thousand at September 30, 2015.

The balance of mortgage servicing rights included in other assets at September 30, 2015 and December 31, 2014 was $1.92 million and $1.58 million, respectively. Mortgage servicing rights of $781 thousand and $531 thousand were capitalized for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. Amortization of mortgage servicing rights was $431 thousand and $401 thousand for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. The fair value of these rights was $2.52 million and $2.05 million as of September 30, 2015 and December 31, 2014, respectively.

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $216.8 million and $176.8 million as of September 30, 2015 and December 31, 2014, respectively.

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

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the reclassification disclosure for the three and nine months ended September 30, 2015 and 2014:

	9/30/2015	9/30/2014
	(In thousands)
Three months ended:

Net change in unrealized holding gains/losses on available-for-sale securities	$672	$(250)
Reclassification adjustment for realized gains in net income (1)	(26)	-
Other comprehensive income (loss) before income tax effect	646	(250)
Income tax (expense) benefit	(220)	85
Other comprehensive income (loss), net of tax	$426	$(165)

	9/30/2015	9/30/2014
	(In thousands)
Nine months ended :

Net unrealized holding gains/losses on available-for-sale securities	$381	$1,977
Reclassification adjustment for realized gains in net income (1)	(93)	(96)
Other comprehensive income before income tax effect	288	1,881
Income tax expense	(98)	(640)
Other comprehensive income, net of tax	$190	$1,241

(1) Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income (loss) and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in gain (loss) on sales of available-for-sale securities, net of writedowns, the tax expense amount is included in income tax provision (benefit) and the after tax amount is included in net income.

NOTE 10 – RECENT DEVELOPMENTS

On September 30, 2015 the Company entered into a Subordinated Loan Agreement (the “Loan Agreement”) with Community Funding CLO, Ltd. (“Community Funding”) pursuant to which the Company issued an unsecured subordinated term note in the aggregate principal amount of $7,500,000 due July 31, 2025 (the “Subordinated Note”) to Community Funding. The closing date of the issuance of the Subordinated Note occurred on October 15th, 2015 (the “Closing Date”). The Company received net proceeds of approximately $7.2 million from the issuance of the Subordinated Note.

The Loan Agreement provides that the Subordinated Note will bear interest at a fixed rate of 6.75% per annum, provided, however, that for the period beginning immediately after the Closing Date through, but not including, February 11, 2016, Community Funding will rebate an amount equal to 3.40% per annum to the Company, resulting in a rate of 3.35% per annum to the Company, net of any payments of interest made by the Company, so long as no event of default has occurred or is occurring during such period. Interest on the Subordinated Note will be payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date. The principal amount of the Subordinated Note is due on the tenth anniversary of the Closing Date, provided, however, that the Company may prepay all or a portion of the principal amount of the Subordinated Note on or after the sixth anniversary of the Closing Date. Prior to the sixth anniversary of the Closing Date, the Company can prepay all or a portion of the principal amount of the Subordinated Note only under limited specified circumstances set forth in the Loan Agreement. The Loan Agreement contains customary events of default such as the institution of bankruptcy proceedings by or against the Company and the non-payment by the Company of principal or interest when due. Community Funding may accelerate the repayment of the Subordinated Note only in the event that bankruptcy proceedings are instituted by or against the Company and not for any other event of default.

The Loan Agreement includes customary representations, warranties and covenants by the Company. The Company also agreed to indemnify Community Funding and its affiliates against liabilities arising from any breach of representations, warranties and covenants made by the Company under the Loan Agreement or any action instituted against Community Funding and its affiliates by any shareholder of the Company or other third party with respect to the transactions contemplated by the Loan Agreement.

On November 5, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Keefe, Bruyette & Woods, Inc. (the “Underwriter”), pursuant to which the Company agreed to sell to the Underwriter, and the Underwriter agreed to purchase from the Company, 400,000 shares (the “Shares”) of common stock, no par value per share, of the Company (the “Common Stock”) at a public offering price of $21.00 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriter an option (the “Option”), exercisable not later than 30 calendar days after the date of the Underwriting Agreement, to purchase up to 60,000 additional shares of Common Stock. The Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-206533), which the Securities and Exchange Commission (the “Commission”) declared effective on November 5, 2015 and Registration Statement on Form S-1MEF (File No. 333-207856) as filed by the Company with the Commission on November 6, 2015, which became effective upon filing in accordance with Rule 462(b) under the Securities Act.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, and customary conditions to closing, indemnification obligations of the Company and the Underwriter, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions.

Pursuant to the Underwriting Agreement, the Company and each of its officers and directors have agreed, subject to certain exceptions, not to offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any Common Stock or other securities convertible into or exercisable or exchangeable for shares of our Common Stock for a period of 90 days from the date of the Underwriting Agreement without the prior written consent of the Underwriter.

The Underwriting Agreement is not intended to provide any other factual information about the Company. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of the Underwriting Agreement and as of specific dates, were solely for the benefit of the parties to the Underwriting Agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Underwriting Agreement.

The closing occurred on November 10, 2015, following satisfaction of the closing conditions set forth in the Underwriting Agreement. At the closing, the Company issued 400,000 shares of Common Stock. The Company received net proceeds of approximately $7.9 million after deducting underwriting discounts and commissions payable by the Company in connection with the offering.

On November 12, 2015, the Underwriter notified the Company that it had exercised a portion of the Option and purchased an additional 51,473 shares of common stock in the Company. The Company expects the transaction to settle on November 17th, 2015 and expects to receive approximately $1.0 million of net proceeds after deducting underwriting discounts and commissions payable by the Company in connection with the offering.

The Company intends to use the net proceeds of approximately $7.2 million from the issuance of the Subordinated Note and approximately $8.9 million from the public offering of the Shares to support the growth of the Bank, including the expansion into the West Hartford, Connecticut market through the opening of a new branch office and the growth of the Bank’s loan portfolio, and for other general corporate purposes. The Company also intends to use a portion of the net proceeds from the issuance of the Subordinated Note and from the public offering of the Shares to redeem, prior to December 31, 2015, the 9,000 shares of Senior Non-Cumulative Perpetual Preferred Stock that were issued to the U.S. Treasury as part of the Company’s participation in the SBLF program.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company’s actual results to differ materially from those anticipated or expected in these forward-looking statements:

●	economic conditions (both generally and in the Company’s markets) may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduction in demand for credit and/or a decline in real estate values;
●	the Company’s ability to manage its operations under the current economic conditions nationally and in its market area;
●	a general decline in the real estate and lending market may negatively affect the Company’s financial results;
●	risks related to a high concentration of loans secured by real estate located in the Company’s market area;
●	loan delinquencies and changes in the underlying cash flows of the Company’s borrowers;
●	significant increases in the Company’s loan losses, including as a result of its inability to resolve classified and non-performing assets or reduce risks associated with its loans;
●	inaccuracies in management’s assumptions used in calculating the appropriate amount to be placed in the Company’s allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in the Company’s allowance for loan losses and provision for loan losses;
●	the impairment of our investment securities;
●	restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals;
●	legislative and regulatory changes (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject the Company to additional regulatory oversight which may result in increased compliance costs and/or require the Company to change its business model;
●	changes in accounting standards and compliance requirements may adversely affect the businesses in which the Company is engaged;
●	the Company’s ability to enter new markets successfully and capitalize on growth opportunities;
●	competitive pressures among depository and other financial institutions may increase significantly;
●	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than the Company can;
●	the Company’s ability to attract and maintain deposits and its success in developing new financial products;
●	fluctuations in the demand for loans;
●	changes in consumer spending, borrowing and savings habits;
●	changes in the interest rate environment may reduce margins or the volumes or values of the loans the Company makes;
●	declines in the yield on the Company’s assets resulting from the current low interest rate environment;
●	the Company’s ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;
●	changes in the Company’s compensation and benefit plans, and the Company’s ability to retain key personnel and to address staffing needs in response to product demand or to implement its strategic plans;

●	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
●	technological changes that may be more difficult or expensive than expected;
●	the failure or security breaches of computer systems on which the Company depends;
●	war or terrorist activities may cause deterioration in the economy or cause instability in credit markets;
●	the Company’s ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the ability of key third-party service providers to perform their obligations to the Company; and
●	economic, governmental, or other factors may prevent the projected population and residential and commercial growth in the markets in which the Company operates.

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company for the nine months ended September 30, 2015. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the nine months ended September 30, 2015 not misleading have been made.

The Company’s only business is its investment in The Simsbury Bank & Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. The Bank offers a full range of banking services, including commercial loans, real estate term loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and safe deposit and other customary non-deposit banking services to consumers and businesses in north central Connecticut. Through a network of loan originators, the Bank also offers 1-4 family residential mortgages throughout southern New England.

The Bank’s main office and its corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in the towns of Granby, Avon, and Bloomfield, Connecticut. The Bank also maintains a mortgage center in Canton, Connecticut. Services to the Bank’s customers are also provided through SBT Online Internet banking. The Bank’s customer base consists primarily of individual customers and small businesses in north central Connecticut. On July 10, 2015, the Bank filed applications with the Connecticut Department of Banking and the Federal Deposit Insurance Corporation to open a full service branch at 1232 Farmington Avenue in West Hartford, Connecticut. The Bank has received regulatory approval from the Connecticut Department of Banking and the FDIC to open this new branch office in West Hartford, Connecticut and has negotiated a lease for the new branch office, which is scheduled to open in the first quarter of 2016.

On October 15, 2015, the Company raised net proceeds of approximately $7.2 million through the issuance of $7.5 million in unsecured subordinated debt in a private placement to Community Funding CLO, Ltd., an institutional investor (“Community Funding”). The loan agreement provides that the subordinated note will bear interest at a fixed rate of 6.75% per annum, provided, however, that for the period beginning immediately after the closing date through, but not including, February 11, 2016, Community Funding will rebate an amount equal to 3.40% per annum to the Company, resulting in a rate of 3.35% per annum to the Company, net of any payments of interest made by the Company, so long as no event of default has occurred or is occurring during such period. The principal amount of the subordinated note is due on the tenth anniversary of the closing date, provided, however, that the Company may prepay all or a portion of the principal amount of the subordinated note on or after the sixth anniversary of the Closing Date. Prior to the sixth anniversary of the closing date, the Company can prepay all or a portion of the principal amount of the subordinated note only under limited specified circumstances set forth in the loan agreement. Community Funding may accelerate the repayment of the subordinated note only in the event that bankruptcy proceedings are instituted by or against the Company and not for any other event of default.

On November 10, 2015 the Company closed on its public offering of its common stock. The Company sold a total of 400,000 shares of its common stock at a public offering price of $21.00 per share pursuant to an underwriting agreement with Keefe, Bruyette & Woods, Inc. dated as of November 5, 2015. The underwriter, Keefe, Bruyette & Woods, Inc., has an option to purchase up to an additional 60,000 shares of common stock at the public offering price, less the underwriting discount, within 30 days from the date of the underwriting agreement.

The 400,000 shares of common stock were registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-206533), which the Securities and Exchange Commission (the “SEC”) declared effective on November 5, 2015, and Registration Statement on Form S-1MEF (File No. 333-207856) as filed by the Company with the SEC on November 6, 2015, which became effective upon filing. These registration statements filed with the SEC may be obtained by visiting the SEC’s website at www.sec.gov. On November 12, 2015, the Underwriter notified the Company that it had exercised a portion of the Option and purchased an additional 51,473 shares of common stock in the Company. The Company expects the transaction to settle on November 17th, 2015 and expects to receive approximately $1.0 million of net proceeds after deducting underwriting discounts and commissions payable by the Company in connection with the offering.

The Company intends to use the net proceeds of approximately $7.2 million from the issuance of the subordinated note and approximately $8.9 million from the public offering of 400,000 shares of its common stock to support the growth of the Bank, including the expansion into the West Hartford, Connecticut market through the opening of a new branch office and the growth of the Bank’s loan portfolio, and for other general corporate purposes. The Company also intends to use a portion of the net proceeds from the issuance of the subordinated note and from the public offering of 400,000 shares of its common stock to redeem, prior to December 31, 2015, the 9,000 shares of Senior Non-Cumulative Perpetual Preferred Stock that was issued to the U.S. Treasury as part of the Company’s participation in the SBLF program.

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

Overview

For the nine months ended September 30, 2015, net income amounted to $1.05 million, or $1.08 per diluted share. This compares to net income of $451 thousand, or $0.42 per diluted share for the nine months ended September 30, 2014. Total assets as of September 30, 2015 were $415 million compared to $409 million as of December 31, 2014.

Key financial highlights at September 30, 2015 compared to September 30, 2014 include total asset growth since September 30, 2014 of $4.8 million, or 1.17%, and net loan growth of $24.7 million, or 8.75% over the last twelve months. Deposits declined in the same twelve month period by $1.3 million primarily due to a $5.1 million decrease in certificates of deposit, and a $10.7 million decrease in combined savings and money market accounts. These decreases were partially offset by an increase in demand deposits of $14.4 million. Net loan growth for the nine months ended September 30, 2015 was $21.2 million or 7.4%. Net deposits for the nine months ended September 30, 2015 increased $18.7 million or 5.3%. Noninterest income increased by $245 thousand or 36.2% for the third quarter of 2015 compared to the third quarter of 2014 while net interest and dividend income increased by $121 thousand or 4.3% for the third quarter of 2015 compared to the corresponding period a year ago. Operating expenses increased by $209 thousand or 6.5% for the third quarter of 2015 compared to the third quarter of 2014.

For the third quarter of 2015, the Company’s earnings per share was $0.37, an increase of $0.11 in basic and diluted earnings per share compared to $0.26 for the third quarter of 2014. Non-accrual loans increased to $4.0 million as of September 30, 2015, which was 1.3% of total loans as of such date, from $1.9 million or 0.69% of total loans a year ago. Total non-accrual and delinquent loans increased to 1.50% of total loans outstanding as of September 30, 2015 from 0.91% of total loans outstanding as of September 30, 2014. The Company’s allowance for loan losses was 0.94% of total loans at September 30, 2015.

Total deposits as of September 30, 2015 were $375 million, a decrease of $1 million or 0.27% from total deposits of $376 million a year ago. At September 30, 2015, 31% of total deposits were in non-interest bearing demand accounts, 54% were in low-cost savings and NOW accounts, and 15% were in time deposits. At September 30, 2015, the Company had approximately 21,503 deposit accounts compared to 21,741 deposit accounts at September 30, 2014.

At September 30, 2015, total gross loans were $307 million compared to $283 million a year ago. Commercial loans grew by $18.0 million or 21.3%, residential mortgage loans decreased by $2.2 million or 1.6%, and consumer loans grew by $1.5 million or 2.5%, primarily due to an increase in outstanding balances under home equity lines. The profile of the Company’s loan portfolio remains strong.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $3.9 million for the third quarter of 2015 compared to $3.5 million for the third quarter of 2014. The increase in total revenues was due to an increase in mortgage banking activities of $168 thousand and an increase in net interest and dividend income of $121 thousand that was driven primarily by interest and fees on loans.

The Company’s 2015 year-to-date taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.01% compared to 2.97% for the comparable 2014 period. The Company’s yield on earning assets increased 2 basis points to 3.22% while its cost of funds decreased 4 basis points to 0.29% for the nine months ended September 30, 2015 compared to the same period of 2014.

Total noninterest expenses for the third quarter of 2015 were $3.38 million, an increase of $209 thousand from the corresponding 2014 period primarily due to an increase in salaries and employee benefits of $215 thousand, and an increase in professional fees of $29 thousand. These increases were partially offset by decreases in advertising and promotion of $68 thousand and a decrease in occupancy expenses of $23 thousand.

Capital levels for the Bank as of September 30, 2015 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios
	9/30/2015
	The Simsbury Bank
	& Trust Company	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	6.95%	5.00%
Tier 1 Risk-Based Capital Ratio	11.17%	8.00%
Common Equity Tier 1 Risk-Based Capital Ratio	11.17%	6.50%
Total Risk-Based Capital Ratio	12.25%	10.00%

At September 30, 2015, the capital ratios of the Bank exceeded the new minimum Basel III capital requirements. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well- capitalized institution. The Bank’s new capital requirements, which became effective on January 1, 2015, are fully described in the “Capital Requirements” section of Financial Condition of this Form 10-Q.

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

Net interest and dividend income after provision for loan losses was $2.9 million and $2.8 million, respectively, for the quarters ended September 30, 2015 and 2014. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 2.97% for the quarter ended September 30, 2015 from 2.88% for the quarter ended September 30, 2014. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, increased to 2.88% for the quarter ended September 30, 2015 from 2.79% for the quarter ended September 30, 2014. The Company’s cost of deposits and borrowings decreased to 0.28% for the third quarter ended September 30, 2015 from 0.31% for the third quarter ended September 30, 2014.

Net interest and dividend income after provision for loan losses was $8.6 million and $8.4 million, respectively, for the first nine months ended September 30, 2015 and 2014. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 3.01% for the nine months ended September 30, 2015 from 2.97% for the nine months ended September 30, 2014. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, increased to 2.93% for the nine months ended September 30, 2015 from 2.87% for the nine months ended September 30, 2014. The Company’s cost of deposits and borrowings decreased to 0.29% for the nine months ended September 30, 2015 from 0.33% for the nine months ended September 30, 2014.

The following tables summarize the Company’s daily average balances, interest, average yields and net interest margin on a fully tax-equivalent basis:

	Three months ended September 30,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Yields	Balance	Interest	Yields
(In thousands)

Interest-earning assets:
Federal Funds Sold & overnight deposits	$21,292	$14	0.26%	$31,781	$21	0.26%

Investments	77,846	432	2.22%	86,414	474	2.19%

Mortgage loans	144,664	1,271	3.51%	142,485	1,284	3.60%
Commercial loans	100,914	1,048	4.15%	82,325	866	4.21%
Consumer loans	62,550	456	2.92%	58,082	461	3.17%

Total loans	308,128	2,775	3.60%	282,892	2,611	3.69%

Total interest-earning assets	$407,266	3,221	3.16%	$401,087	3,106	3.10%

Interest-bearing liabilities:
NOW deposits	$38,108	$8	0.08%	$39,212	$8	0.08%
Savings deposits	170,034	82	0.19%	170,348	70	0.16%
Certificates of deposit	57,787	102	0.71%	64,487	135	0.84%
Total Deposits	265,929	192	0.29%	274,047	213	0.31%

Repurchase agreements	3,202	1	0.12%	3,208	1	0.14%
FHLB Borrowings	14,099	8	0.23%	4,152	2	0.19%

Total interest-bearing liabilities	$283,230	$201	0.28%	$281,407	$216	0.31%

Tax-equivalent Net Interest Income		$3,020			$2,890
Less: tax equivalent adjustments		(66)			(57)
Net Interest Income		$2,954			$2,833
Net Interest Spread			2.88%			2.79%
Net Interest Margin			2.97%			2.88%

	Nine months ended September 30,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Yields	Balance	Interest	Yields
(In thousands)

Interest-earning assets:
Federal Funds Sold & overnight deposits	$12,548	$26	0.28%	$19,661	$38	0.26%

Investments	81,196	1,358	2.23%	89,044	1,484	2.22%

Mortgage loans	142,990	3,785	3.53%	141,682	3,838	3.61%
Commercial loans	95,090	2,955	4.14%	81,102	2,561	4.21%
Consumer loans	62,693	1,396	2.97%	56,852	1,392	3.26%

Total loans	300,773	8,136	3.61%	279,636	7,791	3.71%

Total interest-earning assets	$394,517	9,520	3.22%	$388,341	9,313	3.20%

Interest-bearing liabilities:
NOW deposits	$39,313	$24	0.08%	$38,525	$22	0.08%
Savings deposits	152,845	223	0.19%	155,198	207	0.18%
Certificates of deposit	58,974	319	0.72%	66,778	418	0.83%
Total Deposits	251,132	566	0.30%	260,501	647	0.33%

Repurchase agreements	3,223	3	0.12%	3,398	3	0.12%
FHLB Borrowings	19,062	35	0.24%	6,125	9	0.20%

Total interest-bearing liabilities	$273,417	$604	0.29%	$270,024	$659	0.33%

Tax-equivalent Net Interest Income		$8,916			$8,654
Less: tax equivalent adjustments		(202)			(169)
Net Interest Income		$8,714			$8,485
Net Interest Spread			2.93%			2.87%
Net Interest Margin			3.01%			2.97%

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

	Three months ended Septemnber 30,				Nine months ended September 30,
	2015 vs. 2014				2015 vs. 2014
	Increase (decrease) due to:				Increase (decrease) due to:
	Rate	Volume	Total		Rate	Volume	Total
(In thousands)				(In thousands)

Interest on interest-earning assets:				Interest on interest-earning assets:
Federal funds sold & overnight deposits	$-	$(7)	$(7)	Federal funds sold & overnight deposits	$5	$(17)	$(12)
Investments	6	(48)	(42)	Investments	9	(135)	(126)
Mortgage loans	(32)	19	(13)	Mortgage loans	(156)	103	(53)
Commercial loans	(11)	193	182	Commercial loans	(72)	466	394
Consumer loans	(38)	33	(5)	Consumer loans	(224)	228	4
Total Interest Income	$(75)	$190	$115	Total Interest Income	$(438)	$645	$207

Interest on interest-bearing liabilities:				Interest on interest-bearing liabilities:
Total deposits	$(15)	$(6)	$(21)	Total Deposits	$(106)	$25	$(81)
Repurchase agreements	-	-	-	Repurchase agreements	-	-	-
FHLB Borrowings	-	6	6	FHLB Borrowings	4	22	26
Total Interest Expense	$(15)	$-	$(15)	Total Interest Expense	$(102)	$47	$(55)
Net change in net interest income	$(61)	$191	$130	Net change in interest income	$(336)	$598	$262

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines. The total allowance for loan losses at September 30, 2015 was $2.9 million or 0.94% of outstanding loans compared to $2.8 million or 0.97% of outstanding loans as of December 31, 2014. The Company charged off one loan in the third quarter of 2015 for $2 thousand compared to two loans totaling $45 thousand in the third quarter of 2014. During the third quarter of 2015, the Company had three recoveries totaling $1 thousand compared to five recoveries totaling $1 thousand for the third quarter of 2014. For the nine months ended September 30, 2015, the Company charged off five loans totaling $18 thousand compared to six loans totaling $100 thousand for the nine months ended September 30, 2014. The Company had twelve recoveries totaling $9 thousand in the nine months ended September 30, 2015 compared to nineteen recoveries totaling $14 thousand for the nine months ended September 30, 2014. The Company believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

Total noninterest income (which is derived mainly from service and overdraft charges and mortgage banking activities) for the quarter ended September 30, 2015 was $921 thousand compared to $676 thousand for the same period in the prior year. Total noninterest income for the nine months ended September 30, 2015 was $2.3 million compared to $1.8 million for the nine months ended September 30, 2014. The increase in noninterest income for the three and nine months ended September 30, 2015 was mainly due to an increase in mortgage banking activities and fees. At September 30, 2015, the Company had 21,503 deposit accounts compared to 21,741 at September 30, 2014.

Total noninterest expense for the quarter ended September 30, 2015 was $3.4 million compared to $3.2 million for the same period in the prior year. The increase in noninterest expenses for the three months ended September 30, 2015 was primarily due to increases in salaries and benefits. The ratio of annualized operating expenses to average assets was 3.3% for the third quarter of 2015 compared to 3.1% for the third quarter of 2014. Total noninterest expense for the nine months ended September 30, 2015 was $9.6 million compared to $9.8 million for the nine months ended September 30, 2014. The decrease in noninterest expenses for the nine months ended September 30, 2015 was primarily due to decreases in the FDIC assessment, salaries and benefits and other expenses.

Salaries and employee benefits comprised approximately 53% of total noninterest expense for the three months ended September 30, 2015 and 49% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 10% of noninterest expense for the three months ended September 30, 2015 compared to 11% for the three months ended September 30, 2014, and data processing fees, which comprised 5.8% of noninterest expense for the three months ended September 30, 2015 compared to 5.4% of noninterest expenses for the same period in 2014. Advertising and promotions, equipment expenses, and professional fees each remained relatively constant in the 3.1% to 6.0% range for the three months ended September 30, 2015 and 2014. Other expenses comprised approximately 11.7% of the total noninterest expenses for the quarter ended September 30, 2015 compared to 12.2% for the same period in the prior year.

Salaries and employee benefits comprised approximately 53% of total noninterest expense for the nine months ended September 30, 2015 and 52% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 11% of noninterest expense for the nine months ended September 30, 2015 compared to 10% for the nine months ended September 30, 2014, and data processing fees, which comprised 5.5% of noninterest expense for the nine months ended September 30, 2015 compared to 5.0% of noninterest expenses for the same period in 2014. Advertising and promotions, equipment expenses, and professional fees each remained relatively constant in the 3.1% to 4.7% range for the nine months ended September 30, 2015 and 2014. Other expenses comprised approximately 11.8% of the total noninterest expenses for the nine months ended September 30, 2015 compared to 12.3% for the nine months ended September 30, 2014.

Income Taxes

The effective income tax rate for the three months ended September 30, 2015 and 2014 was 17.5% and 17.0%, respectively. For the nine months ended September 30, 2015 and 2014, the effective tax rate was 15.0% and (17.2%), respectively. The Company realized a tax benefit in the second quarter of 2014 as the core earnings were lower in relation to tax exempt income, thereby creating a tax benefit in 2014. Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company no longer incurs state income tax liability except for the minimum tax since the PIC’s earnings, net of certain allocated expenses, are exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair value of investments in available-for-sale securities as of September 30, 2015 was $71.8 million, which was 0.45% above amortized cost, compared to $83.8 million, which was 0.04% above amortized cost, as of December 31, 2014. The Company has the intent and ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.” ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company’s investment portfolio on an ongoing basis. As of September 30, 2015, there were no investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At September 30, 2015, the Company had 33 securities with a carrying value totaling $15.0 million pledged for such purposes. At December 31, 2014, the Company had 38 securities with a carrying value totaling $17.2 million pledged for such purposes.

As of September 30, 2015 and December 31, 2014, the Company’s investment portfolio consisted of U.S. government and agency securities, state and municipal securities, mortgage-backed securities and one SBA loan pool. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of the end of the third quarter of 2015 was comprised of approximately 66% mortgage and consumer loans and 34% commercial loans. The Company does not have any concentrations in its loan portfolio by industry or group of industries. However, as of September 30, 2015, approximately 86% of the Company’s loans were secured by residential real property located in Connecticut. At December 31, 2014, approximately 80% of the Company’s loans were secured by residential real property located in Connecticut.

There were approximately $139 million of gross residential mortgage loans as of September 30, 2015, which represented a 2.9% increase from December 31, 2014. During the three months ended September 30, 2015, the Company sold one hundred-eight (108) loans with an aggregate principal balance of $25.6 million, which resulted in a gain on sales of these loans of $422 thousand. For the nine months ended September 30, 2015, the Company sold two hundred sixty-nine (269) loans with an aggregate principal balance of $62.6 million, which resulted in a gain on sale of $874 thousand. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At September 30, 2015, the Company had consumer loan balances of approximately $16.7 million, representing a 0.94% increase from the consumer loan balances at December 31, 2014. As of September 30, 2015, the Company had approximately $15.4 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $15.2 million in auto loans purchased from BCI on its books as of December 31, 2014. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI. As part of the agreement, BCI services the loans for the Company.

The September 30, 2015 gross loan balance for municipal and commercial real estate loans, including construction loans, was $102.6 million, a 4.4.% increase from the gross loan balance for municipal and commercial real estate loans at December 31, 2014. The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank’s capital and reserves. Credit equaling an additional 10% of the Bank’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral. As of September 30, 2015, the Bank’s lending limits were $5.0 million and $8.3 million, respectively. As of December 31, 2014, these lending limits were $4.8 million and $7.9 million, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Company had 16 nonaccrual loans at September 30, 2015 with an aggregate balance of $4.0 million compared to 9 nonaccrual loans at December 31, 2014 with an aggregate balance of $2.5 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at fair value less estimated costs to sell. The Company had no OREO properties at September 30, 2015.

A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructuring (“TDR”). All TDRs are placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once borrowers have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. There were no loans modified as a troubled debt restructuring during the nine months ended September 30, 2015.

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

The Company had criticized and classified loans with an aggregate outstanding balance of $6.7 million as of September 30, 2015 compared to $9.8 million as of December 31, 2014. The Company had no exposure to sub-prime loans in its loan portfolio as of September 30, 2015 and December 31, 2014. The Company’s allowance for loan losses was 0.94% of outstanding loans as of September 30, 2015.

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

Deposits

Deposits are the Company’s primary source of funds. At September 30, 2015, the Company had a deposit mix of 41% checking, 43% savings and 16% certificates of deposit. The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2014, the deposit mix was 45% checking, 38% savings, and 17% certificates of deposit. Of the total deposits of $375 million and $356 million, respectively, at September 30, 2015 and December 31, 2014, 31% and 33% of such deposits were non-interest bearing. As of September 30, 2015 and December 31, 2014, the Company had $75.0 million and $46.0 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry. The Company’s business is not seasonal in nature. The Company accepts deposits in excess of $250 thousand from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) program, the Bank had brokered deposits of $1.3 million as of September 30, 2015 compared to $1.0 million as of December 31, 2014.

Borrowings

As of September 30, 2015, the Company had $5.5 million in borrowings from the Federal Home Loan Bank of Boston (FHLBB) on its balance sheet compared to $17.5 million in borrowings outstanding as of December 31, 2014.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities. One method the bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits in effect on the date this Form 10-Q is filed with the SEC, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of September 30, 2015, the Company had $1.3 million of deposits in the CDARS network compared to $1.0 million of deposits in the CDARS network as of December 31, 2014.

Liquidity of a financial institution, such as the Bank, is measured by its ability to have sufficient liquid assets to meet its short term obligations. The net sum of liquid assets less anticipated current obligations represents the basic surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of September 30, 2015, the Company held $8.4 million in cash and cash equivalents, net of required Federal Reserve Board (“FRB”) reserves of $5.8 million, and $56.8 million in available-for-sale securities, net of pledged securities of $15.0 million, for total liquid assets of $65.2 million. At September 30, 2015, the Company anticipated short-term liability obligations of $54.9 million for a basic surplus of $10.3 million, representing 2.5% of total assets. As of December 31, 2014, the Company held $13.5 million in cash and cash equivalents, net of required FRB reserves of $6.3 million, and $66.5 million in available-for-sale securities, net of pledged securities of $17.2 million, for total liquid assets of $80.0 million. At December 31, 2014, the Company’s anticipated short term liability obligations were $61.0 million for a basic surplus of $19.0 million, which represented 4.6% of total assets.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the FRB and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CETI”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CETI capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

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

As of September 30, 2015 (unaudited) and December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Off Balance Sheet Arrangements

As of September 30, 2015, the Company had in place mandatory commitments to sell approximately $5.4 million of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac). As of December 31, 2014, the Company had in place mandatory commitments to sell approximately $4.4 million of loans secured by 1-to-4 family residential properties to Freddie Mac.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None

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

4.2

Subordinated Loan Agreement dated as of September 30, 2015 by and between the Company and Community Funding CLO, Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 16, 2015)

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

SBT BANCORP, INC.

Date: November 13, 2015	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: November 13, 2015	By:	/s/ Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

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

4.2

Subordinated Loan Agreement dated as of September 30, 2015 by and between the Company and Community Funding CLO, Ltd. (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on October 16, 2015)

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