Form 10-K
period 2015-12-31
SBT Bancorp, Inc.
filed 2016-03-29
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number: 000-51832

SBT BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Connecticut	20-4346972
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

86 Hopmeadow Street, Weatogue, CT	06089
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter, is $20,856,147.

As of March 18, 2016, 1,360,700 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SBT Bancorp, Inc.’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be held May 10, 2016 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

The Bank was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System. The Bank's main office and its corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in the towns of Granby, Avon and Bloomfield, Connecticut. The Bank also maintains a mortgage centers in Warwick, Rhode Island, Mattapoisett, Massachusetts, Glastonbury, Connecticut and Mansfield, Massachusetts. Services to the Bank’s customers are also provided through SBT Online Internet banking. The Bank's customer base consists primarily of individual consumers and small businesses in north central Connecticut. The Bank has in excess of 20,000 deposit accounts.

On July 10, 2015, the Bank filed applications with the Connecticut Department of Banking and the Federal Deposit Insurance Corporation to open a full service branch at 1232 Farmington Avenue in West Hartford, Connecticut. The Bank has received regulatory approval from the Connecticut Department of Banking and the FDIC to open this new branch office in West Hartford, Connecticut and has negotiated a lease for the new branch office, which is scheduled to open in the second quarter of 2016.

The Bank has five ATMs: two at its main office, and one each at the other branch/business offices. The ATMs generate activity fees based upon utilization by other banks' customers.

The Bank offers a full range of commercial banking services to residents and businesses in its primary and secondary markets through a wide variety of commercial loans and residential mortgage programs as well as home equity lines and loans, FDIC-insured checking, savings, and IRA accounts, 401K rollover accounts, and safe deposit and other customary non-deposit banking services. The Bank offers investment products to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and through its affiliation with the securities broker/dealer, LPL Financial Corporation.

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

During the third quarter of 2011, the Company received $9 million in capital through the Small Business Lending Fund (the “SBLF”) administered by the United States Department of the Treasury (the “Treasury”). The SBLF was created by the Treasury to encourage banks to increase lending to small business by providing capital to eligible banks at an adjustable dividend rate based on the volume of qualified lending. The Company’s initial weighted average dividend rate was 3%. However, as a result of its increased lending, the Company’s weighted average dividend rate was reduced to 1%. Effective January 1, 2016, the dividend rate was scheduled to increase to 9% (including a quarterly lending incentive fee of 0.5%). However, on December 18, 2015, the Company redeemed all of the 9,000 outstanding shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share, that had been issued to the Treasury under the SBLF program with proceeds that the Company raised through the issuance of a subordinated note and the issuance of its common stock in an underwritten offering.

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

The Loan Agreement provides that the Subordinated Note will bear interest at a fixed rate of 6.75% per annum, provided, however, that for the period beginning immediately after the Closing Date through, but not including, February 11, 2016, Community Funding rebated an amount equal to 3.40% per annum to the Company, resulting in a rate of 3.35% per annum to the Company, net of any payments of interest made by the Company, since no event of default occurred during such period. Interest on the Subordinated Note will be payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date. The principal amount of the Subordinated Note is due on the tenth anniversary of the Closing Date, provided, however, that the Company may prepay all or a portion of the principal amount of the Subordinated Note on or after the sixth anniversary of the Closing Date. Prior to the sixth anniversary of the Closing Date, the Company can prepay all or a portion of the principal amount of the Subordinated Note only under limited specified circumstances set forth in the Loan Agreement. The Loan agreement contains customary events of default such as the institution of bankruptcy proceedings by or against the Company and the non-payment by the Company of principal or interest when due. Community Funding may accelerate the repayment of the Subordinated Note only in the event that bankruptcy proceedings are instituted by or against the Company and not for any other event of default.

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

The closing occurred on November 10, 2015, following satisfaction of the closing conditions set forth in the Underwriting Agreement. As a result of the public offering, the Company issued 400,000 shares of Common Stock at $21.00 per share. On November 17, 2015, the Underwriter exercised a portion of the Option and purchased an additional 51,473 shares of Common Stock at $21.00 per share.

In connection with the public offering and the Option, the company issued a total of 451,473 shares of its common stock at $21.00 per share. Net proceeds amounted to $8,503,000, after deducting related underwriting discounts, fees and other expenses of $978,000.

Market Area

The towns of Simsbury, Avon, Bloomfield, Granby, and West Hartford, which comprise the Bank’s primary market area, are located in north central Connecticut, west of the Connecticut River near the northern corner of Hartford. They are located a short distance from downtown Hartford. Hartford County is home to a number of S&P 500 companies, including United Technologies Corp., The Hartford Financial Services Group Inc., Aetna Inc. and Stanley Black & Decker, Inc. Other nearby large employers include Cigna Corporation, The Traveler’s Companies, Inc., ESPN, UConn Health Center and The Jackson Laboratory.

All five towns are situated near Interstate Routes 91 and 84. Bradley International Airport is located nearby and provides a convenient alternative to road and rail systems for passengers and cargo. The road network from each of the towns included in the Bank’s secondary market of Barkhamsted, Canton, East Granby and New Hartford leads through its primary market towns. Residents of the secondary market communities, therefore, may travel near the Bank's offices and find it convenient to bank there.

These towns are some of the most attractive and affluent markets located in Connecticut. Based on the most current information available, the Bank's primary and secondary markets have a median household income of $92,122. This household income level places the Bank’s overall market approximately 33% above the median income of all of Connecticut's households. Compared to the nation as a whole, the median income in the Bank’s primary and secondary market is approximately 74% greater than the median income for all U.S. households. By themselves, the towns of Simsbury and Avon have median household incomes of over $115,286, placing them 66% above the median income of all households in Connecticut and 117% above the median income for all U.S. households.

Educational attainment in the Bank’s primary and secondary markets is similarly high. Fifty four percent of the residents aged twenty-five and over in the nine towns are college graduates. In Avon, Bloomfield, Granby and Simsbury, the percentage of residents aged twenty-five and over who are college graduates averages

57%. In addition, per U.S. News & World Report rankings, Simsbury High School and Avon High School are among the top high schools in the State of Connecticut (ranked #6 and #22, respectively, out of a total of 193 high schools in Connecticut).

Hartford County is the second largest deposit market in the state of Connecticut, which management believes provides opportunities to grow the Bank’s deposit base. The total amount of current deposits in Hartford County is $36.5 billion, which is approximately one-third of total deposits in the State of Connecticut. Deposits in the Hartford County market have increased 33.5% since 2008. From a population perspective, there are roughly 900,000 individuals domiciled in Hartford County, which represents one-fourth of all residents in Connecticut. Additionally, the population has grown over the course of the past five years.

Employees

At December 31, 2015, the Bank employed a total of 89 people, which consisted of 79 full-time employees and 10 part-time employees. Neither the Company’s employees nor the Bank's employees are represented by any union or other collective bargaining agreement, and the Company and the Bank believe their employee relations are satisfactory.

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

As of June 30, 2015, the top three banks in Simsbury, by deposit account market share, were the Bank (30%), Bank of America (27%), and Webster Bank (15%). The top three banks in Avon were Bank of America (29%), Farmington Bank (15%), and People’s United Bank (12%). The Bank ranked sixth, with 9% of the deposit account market share. In Granby, the top three banks were Windsor Federal Savings And Loan Association (27%), Bank of America (26%) and the Bank (23%). In Bloomfield, the top three banks were Bank of America (26%), Webster Bank (23%), and Wells Fargo Bank (20%). The Bank ranked sixth, with 8% of the deposit account market share. In the Bank’s primary market (Simsbury, Granby, Avon, and Bloomfield), the top 3 banks, as of June 30, 2015, were Bank of America with 27% of the market, the Bank with 16%, and Webster Bank with 13%. In the total eight-town area of the Bank's primary and secondary markets, the top three banks were Bank of America with 26% of the market, Webster Bank with 14% and the Bank with 14%.

The present bank regulatory scheme is undergoing significant change, both as it affects the banking industry itself and as it affects competition between banks and non-banking financial institutions. There has been a significant regulatory change in the bank mergers and acquisitions area, in the products and services banks can offer, and in the non-banking activities in which bank holding companies may engage. Under the Gramm-Leach-Bliley Act enacted by Congress on November 12, 1999, banks and bank holding companies may now affiliate with insurance and securities companies. In part as a result of these changes, banks are now actively competing with other types of non-depository institutions, such as money market funds, brokerage firms, insurance companies, and other financial service enterprises.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for banks described below under the heading “Capital Standards.” The Company exceeded all current regulatory capital requirements and is considered “well capitalized” as of December 31, 2015.

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

The Dodd-Frank Act and the rules and regulations promulgated under the Dodd-Frank Act have impacted the Bank as well as all community banks., by increasing our operating and compliance costs. Certain yet to be written implementing rules and regulations under the Dodd-Frank Act may also further increase our operating and compliance costs.

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

Subsequent to the issuance of the supervisory letter, the FRB adopted regulations requiring bank holding companies to give prior written notice to the FRB before purchasing or redeeming its stock if the gross consideration for the purchase or redemption, when aggregated with the net consideration (i.e., gross consideration paid for purchases and redemptions minus gross consideration received for all stock sold) paid for all purchases and redemptions of stock during the preceding 12 months, is equal to 10 percent or more of the bank holding company’s consolidated net worth. However, if a bank holding company (i) will be well-capitalized before and immediately after the purchase or redemption, (ii) is well-managed and (iii) is not the subject of any unresolved supervisory issues, then the bank holding company will not be required to give any prior written notice to the FRB. At this time, the Company fits within the above exception and is not required to give prior written notice to the FRB before purchasing or redeeming its stock.

The FRB’s capital adequacy rules also limit a banking organization’s ability to pay dividends, or engage in share repurchases if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines specific capital categories based upon an institution’s capital ratios. The capital categories, in declining order, are: (i) “well capitalized”; (ii) “adequately capitalized”; (iii) “under-capitalized”; (iv) “significantly under-capitalized”; and (v) “critically under-capitalized”. Under FDICIA and the FDIC’s prompt corrective action rules, the FDIC may take any one or more of the following actions against an “under-capitalized” bank: restrict dividends and management fees, restrict asset growth, and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is “significantly under-capitalized”, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks, and restrict compensation to any senior executive officer. When a bank becomes “critically under-capitalized” the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains “critically under-capitalized” during the calendar quarter beginning 270 days after the date on which the bank became “critically under-capitalized.”

As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, total risk-based and common equity Tier 1 risk-based capital ratios as set forth in the table below. Management of the Bank believes there are no conditions that have changed the Bank’s category since December 31, 2015.

The following table presents the amounts of regulatory capital and capital ratios for the Bank compared to the minimum regulatory capital requirements to be categorized as “well capitalized” as of December 31, 2015 and 2014, under the regulatory capital rules then in effect.

	Actual 12/31/2015	Well Capitalized	Actual 12/31/2014	Well Capitalized
Bank:
Tier 1 leverage capital ratio	8.58%	5.00%	7.17%	5.00%
Tier 1 risk-based capital ratio	13.11%	8.00%	11.69%	6.00%
Total risk-based capital ratio	14.21%	10.00%	12.80%	10.00%
Common equity tier 1 risk-based capital ratio	13.11%	6.50%	N/A	N/A

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

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s final rules and the FDIC’s interim final rules (which became final in April 2014 with no substantive changes) apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are required to have a total capital ratio of 8% (unchanged from current rules) and a Tier 1 leverage ratio of 4% (unchanged from current rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets.

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

Premiums for Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. This limit is currently $250,000 per account owner for all depository accounts, including non-interest bearing transaction accounts, money market accounts, NOW accounts and savings accounts. The FDICIA requires the FDIC to establish a risk-based assessment system for all insured depository institutions. Under this legislation, the FDIC is required to establish an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. In compliance with this mandate, the FDIC has developed a matrix that sets the assessment premium for a particular institution in accordance with its capital level and overall rating by the primary regulator.

As a result of the Dodd-Frank Act the FDIC modified its assessment rules so that an institution’s deposit insurance assessment base changed from total deposits to total assets less tangible equity. These assessment base rates range from 2.5 to 9 basis points for Risk Category I banks up to 45 basis points for Risk Category IV banks. Risk Category II and III banks have base assessment rates ranging from 9 to 33 basis points, respectively. If the risk category of the Bank changes adversely, the Bank’s FDIC insurance premiums could increase.

Insured depository institution failures over the past few years, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. In addition, the increased deposit insurance coverage of $250,000 (up from $100,000 previously) per account owner may result in even larger losses to the Deposit Insurance Fund.

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

The Bank expensed $312,000 in FDIC assessments in 2015 and $374,000 in 2014.

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

The Bank's main office is located at 981 Hopmeadow Street, Simsbury, Connecticut. The Bank leases its main office pursuant to a lease with an initial term that expires in 2016 and was renewed through 2021. The Bank also has the option to purchase the office during the fifth year of the lease. This lease also covers the building at 987 Hopmeadow Street that is being used as additional administrative offices and is partially subleased to small local businesses.

The Bank’s Granby branch office is located at 11 Hartford Avenue, Granby, Connecticut. The Bank leases this office pursuant to a lease with an initial term of fifteen years that, by the terms of the lease expired in 2013 and that contains renewal options for a total of an additional ten years. The Bank has exercised a renewal option and the lease currently expires in 2018.

The Bank’s Avon branch office is located at 27 Dale Road, Avon, Connecticut. The Bank leases this office pursuant to a lease with an initial term of fifteen years that, by the terms of the lease expired in 2014 and that contains renewal options for a total of an additional ten years. The Bank has exercised a renewal option and the lease currently expires in 2019.

The Bank’s Bloomfield office is located at 864 Cottage Grove Road, Bloomfield, Connecticut. The Bank leases this office pursuant to a lease with an initial term of ten years that expires in 2016 and was renewed through 2021 and contains renewal options for a total of an additional five years.

The Bank operates a loan production office located at 51 Jefferson Boulevard, Warwick, Rhode Island. The Bank leases this office pursuant to a lease with an initial term of three years that expires in August 2016 and that contains no renewal option.

The Bank operates a loan production office located at 21 County Road, Mattapoisett, Massachusetts. The Bank leases this office pursuant to a lease with an initial term of three years that expires in 2017 and that contains no renewal option.

The Bank operates a loan production office located at 20 Cabot Boulevard, Mansfield, Massachusetts. The Bank leases this office pursuant to a lease with an initial term of six months, which automatically renews for a term of six months pursuant to an automatic renewal option.

The Bank operates a loan production office located at 2389 Main Street, Glastonbury, Connecticut. The Bank leases this office pursuant to a lease dated October 1, 2015 with an initial term of one year that expires in 2016 and that contains a renewal option for one year.

On July 10, 2015, the Bank filed applications with the Connecticut Department of Banking and the Federal Deposit Insurance Corporation to open a full service branch at 1232 Farmington Avenue in West Hartford, Connecticut. The Bank has received regulatory approval from the Connecticut Department of Banking and the FDIC to open this new branch office in West Hartford, Connecticut and has negotiated a lease for the new branch office, which is scheduled to open in the second quarter of 2016. The lease has an initial term of 10 years that expires in 2025 and that contains an option to renew for 2 terms of five additional years each.

The Bank’s administrative offices are located at 86 Hopmeadow Street, Simsbury, Connecticut. The Bank leases this building pursuant to a lease with a term that expires in 2020. The Bank has an option to renew the lease for 2 terms of five additional years each.

The Bank had leased its Canton mortgage center located at 250 Albany Turnpike, Canton, Connecticut pursuant to a lease with an initial term of ten years that, by the terms of the lease, expired in 2015 and that contained renewal options for a total of an additional fifteen years. The Bank did not renew and extend this lease and vacated the premises on July 31, 2015.

The Bank made aggregate lease payments of $936,000 during 2015 and $935,000 during 2014.

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

The bid price of the stock of the Bank’s parent company, SBT Bancorp, Inc., is currently quoted on the OTCQX marketplace operated by the OTC Markets Group (symbol: “SBTB”). At December 31, 2015, there were 1,360,591 shares of the Company's common stock issued, of which 1,360,177 shares were outstanding. As of March 28, 2016, the Company had approximately 1,000 shareholders of record. There is a limited market for the Company’s common stock. The following table sets forth the high and low price for the periods indicated.

	December 31, 2015		December 31, 2014

	High	Low	High	Low
Fourth Quarter	$22.00	$19.35	$22.99	$21.53
Third Quarter	$22.95	$20.20	$22.75	$21.55
Second Quarter	$24.95	$21.05	$25.50	$21.75
First Quarter	$22.10	$21.30	$23.25	$21.10

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

On August 11, 2011, the Company issued 9,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “SBLF Preferred Stock”), to the U.S. Treasury pursuant to the SBLF program. The SBLF Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company. On December 18, 2015, the Company redeemed all of the 9,000 outstanding shares of the SBLF Preferred Stock, Series C, liquidation amount $1,000 per share for an aggregate redemption price of approximately $9.02 million, including dividends accrued but unpaid through, but not including, the redemption date. The redemption of the Series C Preferred Stock terminated the Company’s participation in the SBLF program in full and had been approved by the Company’s primary Federal regulator.

In 2015, the Company declared and paid cash dividends on its common stock of $125,000 on each of March 15, 2015, June 14, 2015, and September 13, 2015, respectively. The Company also declared and paid cash dividends on its common stock of $188,000 on December 13, 2015. In accordance with the terms and conditions of the SBLF Preferred Stock, the Company declared and paid cash dividends on the SBLF Preferred Stock of $22,500 on March 30, 2015, $31,500 on June 30, 2015, $22,500 on September 30, 2015 and $19,250 on December 18, 2015.

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

The Company did not repurchase any shares of its common stock during 2015 or 2014. The Company’s common stock is the only class of equity securities that is registered by the Company pursuant to Section 12 of the Exchange Act.

Additional information required by this Item 5 is incorporated into this Form 10-K by reference to Item 12 of Part III of this Form 10-K under the caption “EQUITY COMPENSATION PLAN INFORMATION.”

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS Of financial condition and Results OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Annual Report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or words of similar meaning. These forward-looking statements include statements relating to the Company’s anticipated future financial performance, projected growth, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from developments or events and the Company’s business and growth strategies.

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

●

In 2012, the Financial Accounting Standards Board (the “FASB”) released a proposed standard on accounting for credit losses. The standard would replace multiple existing impairment models, including replacing an “incurred loss” model for loans with an “expected loss” model. The FASB has recently announced an effective date of January 1, 2019, and final guidance is expected to be issued in the second quarter of 2016. The final standard may have a material impact on the Company’s retained earnings in the period of adoption.

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

General

This discussion is designed to assist you in better understanding the Company’s financial condition, results of operations, liquidity and capital resources as well as any significant changes and trends related thereto. This discussion should be read in conjunction with our financial statements.

For the year ended December 31, 2015, the Company’s net income totaled $1,409,000 compared to $805,000 for the year ended December 31, 2014, an increase of $604,000 or 75%. Net income available to common stockholders after preferred stock dividends and amortization was $1,301,000 or $1.36 per diluted share for the year ended December 31, 2015 compared to $703,000 or $0.79 per diluted share for the year ended December 31, 2014, a 72% increase in diluted earnings per share. The increase in net earnings was primarily due to the increase in income from mortgage banking activities and an increase in net interest income. Total assets as of December 31, 2015 were $445 million compared to $409 million as of December 31, 2014.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $14.9 million for 2015 compared to $13.9 million for 2014, an increase of $1.0 million or 7%. Net interest and dividend income increased in 2015 by $370 thousand or 3% and noninterest income increased by $652 thousand or 26% primarily due to an increase in income from mortgage banking activities.

The net interest margin increased 3 basis points to 3.03% in 2015 from 3.00% in 2014 as the yield on interest earning assets decreased 2 basis points to 3.21% while cost of funds decreased 5 basis points to 0.27% in 2015. The Bank experienced a greater decline in its cost of funds than it did on its yield on interest earnings assets.

Total noninterest expenses for 2015 were $13.0 million, a decrease of $50 thousand or 0.38% compared to 2014. The decrease in noninterest expenses was primarily attributable to decreases in advertising and promotion expenses, FDIC assessments and other operating expenses, which were partially offset by increases in salaries and employee benefits, data processing expenses and occupancy expenses. Advertising and promotion expenses decreased by $152 thousand in 2015 or 26% compared to 2014. FDIC insurance assessments decreased by $62 thousand in 2015 compared to 2014. Salaries and employee benefit expenses increased $136 thousand and data processing fees increased by $97 thousand during 2015 compared to 2014. Other operating expenses decreased by $121 thousand in 2015 compared to 2014. The provision for loan losses was $278 thousand in 2015 compared to $55 thousand in 2014, an increase of $223 thousand.

On December 31, 2015, outstanding loans were $327 million, an increase of $40.6 million or 14.2% over a year ago. The allowance for loan losses was $3.0 million or 0.93% of total loans at December 31, 2015 compared to $2.8 million or 0.97% of total loans at December 31, 2014. The profile of the Company’s loan portfolio remained relatively low-risk throughout 2015. At December 31, 2015, 57.3% of total loans were conventionally underwritten residential mortgages and consumer home equity lines and loans. Commercial loans, including construction and land development and municipal loans, represented 36.8% of the Company’s total loans. Other consumer loans comprised 5.9% of total loans. The Company’s exposure to commercial real estate loans was relatively low. Total exposure to builder and land development loans and non-owner occupied commercial real estate loans was $25.7 million at December 31, 2015, which represented 8% of total loans and 86.5% of total stockholders’ equity. The Company had non-accrual loans totaling $4.1 million equal to 1.27% of total loans at December 31, 2015 compared to non-accrual loans of $2.5 million or 0.89% of total loans at December 31, 2014. Total non-accrual loans and loans 30 or more days past due and still accruing interest increased to 1.44% of outstanding loans at December 31, 2015 from 1.08% of outstanding loans at December 31, 2014.

Total deposits at December 31, 2015 were $373 million compared to $356 million at December 31, 2014. From December 31, 2014 to December 31, 2015, demand deposits increased $18.3 million or 15.6% and savings and NOW deposits increased $2.6 million or 1.5% while time deposits decreased $4.4 million or 7.1%. At December 31, 2015, 36.4% of total deposits were in non-interest bearing demand accounts, 48.2% were in low-cost savings and NOW accounts and 15.4% were in time deposits.

Capital levels for The Simsbury Bank & Trust Company, Inc. on December 31, 2015 were above those required to meet the regulatory “well-capitalized” designation.

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013

Net Interest Income and Net Interest Margin

The Bank’s earnings depend largely upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, mainly interest paid on deposits and borrowings. This difference is “net interest income.” The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The Bank’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Bank’s net interest margin is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Bank’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are, in turn, affected by general economic conditions and other factors beyond the Bank’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve.

Net interest and dividend income, before provision for loan losses, totaled $11.8 million in 2015, which was an increase of $370,000 or 3.3% from 2014. Average earning assets grew to $397 million at December 31, 2015 from $387 million at December 31, 2014 primarily due to an increase in total loans. The Bank’s net interest spread and net interest margin increased to 2.95% and 3.03%, respectively, during 2015 as compared to 2.91% and 3.00%, respectively, during 2014.

The following tables present the average amounts outstanding for the major categories of the Bank’s interest-earning assets and interest-bearing liabilities and the average interest rates earned or paid thereon for the years ended December 31, 2015, 2014 and 2013.

NET INTEREST INCOME

(Dollars in thousands)

	For the Year Ended 12/31/15
		[1]
	Average Balance	Interest	Yield
Federal funds sold & overnight deposits	$13,032	$38	0.29%

Investments (1)	79,378	1,789	2.25%

Mortgage loans	143,554	5,044	3.51%
Commercial loans	97,757	4,027	4.12%
Consumer loans	63,218	1,858	2.94%
Total loans (1)	304,529	10,929	3.59%

Total interest-earning assets (1)	$396,939	$12,756	3.21%

NOW deposits	$39,270	$32	0.08%
Savings deposits	151,863	163	0.11%
Certificates of deposit	58,761	420	0.71%
Total interest bearing deposits	249,894	615	0.25%

Securities sold under agreements to repurchase	3,066	4	0.13%
Long-term subordinated debt	1,430	61	4.27%
Federal Home Loan Bank advances	17,795	48	0.27%

Total interest-bearing liabilities	$272,185	$728	0.27%

Net interest income		$12,028
Net interest spread			2.95%
Net interest margin			3.03%

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

(1)

On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $272,000 in 2015, $234,000 in 2014 and $246,000 in 2013.

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

	Year Ended December 31, 2015 compared to Year Ended December 31, 2014			Year Ended December 31, 2014 compared to Year Ended December 31, 2013
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net

Interest and dividend income:
Federal funds sold and overnight deposits	$(12)	$5	$(7)	$11	$(1)	$10
Investments	(213)	22	(191)	(500)	118	(382)
Loans	824	(361)	463	1,273	(660)	613
Total interest-earning assets	$599	$(334)	$265	$784	$(543)	$241

Interest expense:
NOW deposits	$2	$-	$2	$2	$-	$2
Savings deposits	(1)	(113)	(114)	8	16	24
Time deposits	(59)	(63)	(122)	(54)	(17)	(71)
Total interest-bearing deposits	(58)	(176)	(234)	(44)	(1)	(45)

Securities sold under agreements to repurchase	(1)	1	-	-	-	-
Long term subordinated debt	61	-	61
FHLB advances	20	10	30	(3)	2	(1)
Total interest-bearing liabilities	22	(165)	(143)	(47)	1	(46)

Net change in interest income	$577	$(169)	$408	$831	$(544)	$287

Provision for Loan Losses

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by the Bank’s management based on such factors as historical experience, the volume and type of lending conducted by the Bank, the amount of non-performing loans, regulatory policies, generally accepted accounting principles, general economic conditions and other factors related to the collectability of loans in the Bank’s portfolio.

Each month, the Bank reviews the allowance for loan losses and makes additional provisions to the allowance as needed. For the year ended December 31, 2015, the allowance increased $267,000, net of charge-offs and recoveries. The total allowance for loan losses at December 31, 2015 was $3,028,000 or 0.93% of outstanding loans. This compares with a total allowance for loan losses of $2,761,000 at December 31, 2014, which represented 0.97% of outstanding loans. During 2015, the Bank charged off eight loans for a total of $22,000 compared to seven loans for a total of $101,000 during 2014. The Bank recorded recoveries on three loans for $11,000 in 2015 compared to six loans for $15,000 in 2014. Management believes the allowance for loan losses is adequate and will continue to monitor the levels closely in 2016.

Noninterest Income and Noninterest Expense

The following tables set forth the various components of the Bank’s noninterest income and noninterest expense for the years ended December 31, 2015, 2014 and 2013.

NONINTEREST INCOME

(Dollars in thousands)

	For Year Ended 12/31/2015	% of Noninterest Income	For Year Ended 12/31/2014	% of Noninterest Income	For Year Ended12/31/2013	% of Noninterest Income

Service charges on deposit accounts	$400	12.8%	$474	19.2%	$488	15.6%
Safe deposit fees	92	2.9%	95	3.8%	91	2.9%
Writedown of securities	(7)	-0.2%	(8)	-0.3%	(17)	-0.5%
Gain on sales of investments	139	4.5%	150	6.1%	126	4.0%
Mortgage banking activities	1,201	38.5%	581	23.5%	1,390	44.5%
Investment services fees and commissions	216	6.9%	237	9.6%	231	7.4%
Other income	1,081	34.6%	941	38.1%	817	26.1%
Total noninterest income	$3,122	100.0%	$2,470	100.0%	$3,126	100.0%

NONINTEREST EXPENSE

(Dollars in thousands)

	For Year Ended 12/31/2015	% of Noninterest Expense	For Year Ended 12/31/2014	% of Noninterest Expense	For Year Ended 12/31/2013	% of Noninterest Expense

Salaries and employee benefits	$6,872	53.1%	$6,736	51.8%	$6,880	54.6%
Occupancy expense	1,394	10.8%	1,358	10.4%	1,185	9.4%
Equipment expense	399	3.1%	443	3.4%	290	2.4%
Professional fees	571	4.4%	538	4.1%	543	4.3%
Advertising and promotions	442	3.4%	594	4.6%	756	6.0%
Forms and supplies	162	1.3%	172	1.3%	144	1.1%
Insurance	395	3.1%	467	3.6%	280	2.2%
Loan expenses	143	1.1%	155	1.2%	138	1.1%
Postage	16	0.1%	32	0.3%	86	0.7%
Other expenses	2,556	19.7%	2,505	19.3%	2,297	18.2%
Total noninterest expense	$12,950	100.0%	$13,000	100.0%	$12,599	100.0%

Noninterest income increased by $652,000 to $3,122,000 for the year ended December 31, 2015 from $2,470,000 for the year ended December 31, 2014. This increase was due primarily to an increase of $620,000 in income from mortgage banking activities, which was partially offset by a $74,000 decrease in the deposit service charges category. For the year ended December 31, 2014, noninterest income decreased by $656,000 to $2,470,000 from $3,126,000 for the year ended December 31, 2013. This decrease was due primarily to a decrease of $809,000 in income from mortgage banking activities.

At December 31, 2015, the Bank had 20,738 deposit accounts, a decrease of 440 accounts or 2.1% from the number of accounts at December 31, 2014 and a decrease of 408 accounts over the number of accounts at December 31, 2013. SBT Investment Services, Inc.’s revenues decreased by approximately $21,000 in 2015 compared to 2014.

Noninterest expense for the year ended December 31, 2015 was $12,950,000, a decrease of $50,000 or 0.38% compared to 2014. The decrease in 2015 was primarily related to a decrease of $152,000 in advertising and promotions expenses, a decrease of $62,000 in FDIC assessment fees and a decrease of $12,000 in loan related expenses, which were partially offset by increases in salaries and employee benefits of $136,000, professional fees of $33,000 and other expenses of $51,000.

Salaries and employee benefits comprised 53.1% of total noninterest expense during 2015 as compared to 51.8% in 2014 and 54.6% in 2013. Occupancy expenses were approximately 10.7% in 2015, 10.4% in 2014 and 9.4% in 2013, respectively, and continued to be the other major category of noninterest expense.

Financial Condition at Years Ended December 31, 2015, 2014 and 2013

The following tables set forth the average balances of each principal category of our assets, liabilities, and capital accounts for the years ended December 31, 2015, 2014 and 2013.

Distribution of Assets, Liabilities and Stockholders' Equity

(Dollars In Thousands)

	For the Year Ended 12/31/2015		For the Year Ended 12/31/2014		For the Year Ended 12/31/2013
	Average Balance	% of Total Assets	Average Balance	% of Total Assets	Average Balance	% of Total Assets
ASSETS
Cash and due from banks	$8,442	2.0%	$8,542	2.1%	$8,489	2.2%
Investment securities	79,378	19.0%	87,704	21.5%	105,771	26.8%
Fed funds sold and overnight deposits	13,032	3.1%	16,861	4.1%	12,738	3.2%
Loans, net	304,529	73.0%	278,798	68.4%	253,151	64.2%
Premises and equipment	1,426	0.4%	1,714	0.4%	1,073	0.3%
Accrued interest and other assets	10,317	2.5%	13,788	3.4%	13,097	3.3%
Total assets	$417,124	100.0%	$407,407	100.0%	$394,319	100.0%

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand and NOW deposits	$151,327	36.3%	$147,473	36.2%	$131,494	33.3%
Savings deposits	151,863	36.4%	152,488	37.4%	147,657	37.4%
Time deposits	58,761	14.1%	65,787	16.1%	72,344	18.3%
Total deposits	361,951	86.8%	365,748	89.8%	351,495	89.1%

Federal Home Loan Bank advances	17,795	4.3%	8,425	2.1%	9,575	2.4%
Long-term subordinated debt	1,430	0.3%	0	0.0%	0	0.0%
Accrued interest and other liabilities	4,507	1.1%	4,312	1.1%	5,368	1.5%
Total liabilities	385,683	92.5%	378,485	92.9%	366,438	92.9%

STOCKHOLDERS' EQUITY
Common stock	11,730	2.8%	10,141	2.5%	9,918	2.5%
Preferred stock	8,649	2.1%	8,982	2.2%	8,970	2.3%
Retained Earnings and accumulated other comprehensive (loss) income	11,062	2.6%	9,799	2.4%	8,993	2.3%
Total stockholders' equity	31,441	7.5%	28,922	7.1%	27,881	7.1%

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$417,124	100.0%	$407,407	100.0%	$394,319	100.0%

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

Securities may be pledged to meet security requirements imposed as a condition for receipt of deposits of public funds and repurchase agreements. At December 31, 2015, the Bank had 33 securities with a carrying value totaling $14,319,000 pledged for such purposes.

As of December 31, 2015, the Bank’s investment portfolio consisted of U.S. government and agency securities, mortgage-backed securities, municipal securities and money market mutual funds. The Bank’s policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

The following table summarizes the amounts and distribution of the Bank’s investment securities held as of December 31, 2015 and 2014.

INVESTMENT PORTFOLIO

(Dollars in thousands)

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agency securities
Due after one to five years	$10,499	$6	$42	$10,463	1.33%
Total U.S. government and agency securities	10,499	6	42	10,463	1.33
State and municipal securities
Due within one year	375	4	-	379	3.95
Due after one to five years	7,780	305	20	8,065	2.70
Due after five to ten years	4,580	121	8	4,693	3.08
Due after ten to fifteen years	1,025	9	8	1,026	2.51
Due beyond fifteen years	498	8	-	506	3.25
Total state and municipal securities	14,258	447	36	14,669	2.86
Mortgage-backed securities
Due after one to five years	733	12	-	745	2.43
Due after five to ten years	1,997	19	7	2,009	2.13
Due after ten to fifteen years	25,144	16	393	24,767	1.80
Due beyond fifteen years	18,084	18	342	17,760	2.20
Total mortgage-backed securities	45,958	65	742	45,281	1.98
SBA loan pools
Due after five to ten years	1,089	23	8	1,104	3.19
Total SBA loan pools	1,089	23	8	1,104	3.19

Total available-for-sale securities	$71,804	$541	$828	$71,517	2.36%

INVESTMENT PORTFOLIO

(Dollars in thousands)

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agency securities
Due after one to five years	$16,702	$1	$135	$16,568	1.21%
Due after five to ten years	1,500	-	4	1,496	1.83
Total U.S. government and agency securities	18,202	1	139	18,064	1.27
State and municipal securities
Due after one to five years	559	24	-	583	2.26
Due after five to ten years	4,835	184	31	4,988	3.22
Due after ten to fifteen years	8,065	445	21	8,489	3.23
Due beyond fifteen years	2,513	26	-	2,539	3.09
Total state and municipal securities	15,972	679	52	16,599	3.18
Mortgage-backed securities
Due within one year	-	-	-	-	-
Due after one to five years	588	14	-	602	2.97
Due after five to ten years	1,846	36	1	1,881	2.25
Due after ten to fifteen years	28,811	42	360	28,493	1.78
Due beyond fifteen years	17,912	48	268	17,692	2.38
Total mortgage-backed securities	49,157	140	629	48,668	2.03
SBA loan pools
Due after one to five years	-	-	-	-	-
Due after five to ten years	440	34	-	474	4.96
Total SBA loan pools	440	34	-	474	4.96

Total available-for-sale securities	$83,771	$854	$820	$83,805	2.36%

INVESTMENT PORTFOLIO

(Dollars in thousands)

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agency securities
Due after one to five years	$13,061	$-	$245	$12,816	1.08%
Due after five to ten years	5,706	-	275	5,431	1.46
Total U.S.government and agency securities	18,767	-	520	18,247	1.20
State and municipal securities
Due after one to five years	301	2	-	303	3.00
Due after five to ten years	3,412	86	98	3,400	3.08
Due after ten to fifteen years	10,067	303	100	10,270	3.47
Due beyond fifteen years	-	-	-	-	-
Total state and municipal securities	13,780	391	198	13,973	3.36
Mortgage-backed securities
Due within one year	9	-	-	9	3.98
Due after one to five years	761	14	-	775	2.60
Due after five to ten years	2,660	49	11	2,698	2.39
Due after ten to fifteen years	32,886	31	1,281	31,636	1.85
Due beyond fifteen years	20,483	32	1,065	19,450	2.44
Total mortgage-backed securities	56,799	126	2,357	54,568	2.10
SBA loan pools
Due after one to five years	611	50	-	661	4.60
Due after ten to fifteen years	-	-	-	-	-
Total SBA loan pools	611	50	-	661	4.60

Total available-for-sale securities	$89,957	$567	$3,075	$87,449	2.25%

Loan Portfolio

General

The following tables present the Bank’s loan portfolio as of December 31, 2015, 2014, 2013, 2012 and 2011.

LOAN PORTFOLIO

(Dollars in Thousands)

	For the Year Ended		For the Year Ended
	12/31/2015		12/31/2014
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Commercial & industrial	$35,305	10.8%	$19,038	6.8%
Real estate - construction and land development	10,070	3.1%	13,234	4.6%
Real estate - residential	138,628	42.6%	132,553	46.5%
Real estate - commercial	62,118	19.1%	46,982	16.5%
Municipal	12,239	3.8%	10,061	3.5%
Home equity	47,681	14.7%	46,403	16.3%
Consumer	19,350	5.9%	16,576	5.8%
Total Loans	325,391	100.0%	284,847	100.0%

Allowance for loan losses	(3,028)		(2,761)
Deferred costs, net	1,332		1,295

Net loans	$323,695		$283,381

LOAN PORTFOLIO

(Dollars in Thousands)

	For the Year Ended 12/31/2013		For the Year Ended 12/31/2012
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Commercial & industrial	$18,432	6.6%	$13,991	6.0%
Real estate - construction and land development	7,773	2.8%	2,982	1.3%
Real estate - residential	137,539	49.4%	118,316	50.3%
Real estate - commercial	48,814	17.5%	41,978	17.9%
Municipal	8,488	3.0%	1,478	0.6%
Home equity	46,742	16.8%	45,245	19.2%
Consumer	10,664	3.8%	11,053	4.7%
Total Loans	278,452	100.0%	235,043	100.0%

Allowance for loan losses	(2,792)		(2,594)
Deferred costs, net	1,215		841

Net loans	$276,875		$233,290

LOAN PORTFOLIO

(Dollars in Thousands)

	For the Year Ended 12/31/2011
		% of Total
	Balance	Loans
Commercial & industrial	$15,145	7.0%
Real estate - construction and land development	1,307	0.6%
Real estate - residential	99,691	46.1%
Real estate - commercial	39,723	18.4%
Municipal	1,807	0.8%
Home equity	48,485	22.5%
Consumer	9,913	4.6%
Total Loans	216,071	100.0%

Allowance for loan losses	(2,469)
Deferred costs, net	482

Net loans	$214,084

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

The Bank’s construction loans are primarily interim loans made to finance the construction of commercial and single-family residential properties. These loans are typically short-term. The Bank generally pre-qualifies construction loan borrowers for permanent “take-out” financing as a condition to making the construction loan. The Bank will occasionally make loans for housing construction or for acquisition and development of raw land.

The Bank’s other real estate loans consist primarily of loans based on the borrower’s cash flow and which are secured by deeds of trust on commercial and residential properties to provide another source of repayment in the event of default. It is the Bank’s policy to restrict real estate loans without credit enhancement to no more than 80% of the lower of the appraised value or the purchase price of the property depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on such loans typically range from five to thirty years. However, Small Business Administration (SBA) and certain other real estate loans easily sold in the secondary market are made for longer maturities. The Bank has been designated an approved SBA lender. The Bank’s SBA loans are categorized as commercial or real estate, depending on the underlying collateral. The Bank has also been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

During the year ended December 31, 2015, there were 370 loans with a total principal balance of $83,153,000 that were sold, resulting in a gain of $1,201,000 for the Bank. For the year ended December 31, 2014, there were 184 loans with a total principal balance of $42,080,000 that were sold, resulting in a gain of $500,000 for the Bank. For the year ended December 31, 2013, there were 305 loans with a total principal balance of $69,220,000 that were sold, resulting in a gain of $1,058,000 for the Bank.

Consumer loans are made for the purpose of financing automobiles, various types of consumer goods and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are secured by the personal property purchased with the proceeds of such consumer loans.

With certain exceptions, the Bank is permitted under applicable law to make extensions of credit to any one borrowing entity and its related affiliates of up to 15% of the Bank’s capital and reserves. An additional 10% is permitted under applicable law if the credit is fully secured by qualified collateral. The Bank sells participations in its loans when necessary to stay within its lending limits. As of December 31, 2015, these lending limits for the Bank were $5,889,300 and $9,815,500, respectively.

Loan Concentrations

The Bank does not have any significant concentrations in its loan portfolio by industry or group of industries. As of December 31, 2015, approximately 85% of the Bank’s loans were secured by residential real property located in Connecticut. As of December 31, 2014, approximately 83% of the Bank’s loans were secured by residential real property located in Connecticut.

Loan Portfolio Maturities and Interest Rate Sensitivity

The following table summarizes the maturities and interest rate sensitivity of the Bank’s loan portfolio.

As of December 31, 2015

(dollars in thousands)

	One Year or Less	Over One to Five Years	Over Five years	Total

Commercial and industrial	$9,986	$14,508	$10,811	$35,305
Real estate - construction and land development	4,712	4,404	954	10,070
Real estate - residential	14,743	2,615	121,270	138,628
Real estate - commercial	24,408	2,391	35,319	62,118
Municipal	3,757	1,389	7,093	12,239
Home Equity	102	9,585	37,994	47,681
Consumer	1,379	12,025	5,946	19,350
Total loans	$59,087	$46,917	$219,387	$325,391

Loans with fixed interest rates	$4,806	$32,380	$121,690	$158,875

Loans with variable interest rates	54,282	14,537	97,697	166,516
Total loans	$59,088	$46,917	$219,387	$325,391

The following tables set forth the Bank’s loan commitments, standby letters of credit, and unadvanced portions of loans at December 31, 2015, 2014 and 2013.

LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT

(In thousands)

	2015	2014	2013

Commitments to originate loans	$40,708	$17,151	$10,488
Standby letters of credit	3,391	1,888	857
Unadvanced portions of loans:
Construction loans	15,647	6,960	5,456
Commercial lines of credit	20,580	17,394	14,265
Consumer	621	677	677
Home equity lines of credit	47,650	45,005	40,075
	$128,597	$89,075	$71,818

Non-Performing Assets

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed “non-performing” and are placed on a nonaccrual status unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had 19 nonaccrual loans with a balance of approximately $4,079,000 as of December 31, 2015; 11 nonaccrual loans with a balance of approximately $2,528,000 as of December 31, 2014; 15 nonaccrual loans with a balance of approximately $2,849,000 as of December 31, 2013; 11 nonaccrual loans with a balance of approximately $1,240,000 as of December 31, 2012; and 19 nonaccrual loans with a balance of approximately $2,306,000 as of December 31, 2011. Gross interest that would have been recorded if the nonaccrual loans had been current was approximately $103,000 for the year ended December 31, 2015; approximately $112,000 for the year ended December 31, 2014; approximately $127,000 for the year ended December 31, 2013; approximately $80,000 for the year ended December 31, 2012; and approximately $137,000 for the year ended December 31, 2011.

The amount of interest on nonaccrual loans included in net income was approximately $77,000 for the year ended December 31, 2015; approximately $31,000 for the year ended December 31, 2014; approximately $29,000 for the year ended December 31, 2013; approximately $12,000 for the year ended December 31, 2012; and approximately $29,000 for the year ended December 31, 2011. As of December 31, 2015, 2014 and 2013, the Bank had $0, $0 and $3,000, respectively, of loans more than 90 days past due and still accruing interest. As of December 31, 2012 and 2011, the Bank had $0 and $204,000, respectively, of loans more than 90 days past due and still accruing interest.

When appropriate or necessary to protect the Bank’s interests, real estate pledged as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank is referred to as “other real estate owned” (“OREO”) and is carried on the books of the Bank as an asset at the lesser of the Bank’s recorded investment or the fair value less estimated costs to sell. As of December 31, 2015, the Bank had no OREO property on its books. As of December 31, 2014, the Bank had one OREO property on its books for $105,000. As of December 31, 2013, the Bank did not have any OREO property on its books. As of December 31, 2012, there was $213,000 in OREO property held by the Bank. As of December 31, 2011, the Bank held no OREO property.

A loan whose terms have been modified due to financial difficulties is reported as a troubled debt restructure (“TDR”) loan. All TDR loans are placed on nonaccrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. The Bank modified one commercial loan with a balance of approximately $363,000 as a TDR during the year ended December 31, 2015. The Bank modified one commercial loan with a balance of approximately $439,000 as a TDR during the year ended December 31, 2014. The Bank did not modify any loans as a TDR loan during the year ended December 31, 2013. The Bank modified one loan with a balance of approximately $68,000 as a TDR during the year ended December 31, 2012. The Bank modified two loans as TDRs with an aggregate balance of $571,000 during the years ended December 31, 2011 and December 31, 2010. On December 31, 2015, the Bank had two loan classified as a TDR on is books with an aggregate balance of approximately $365,000.

The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment and, ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank requires that most loans be approved by at least two officers, one of whom must be an executive officer. Commercial loans greater than $1,500,000, as well as other loans in certain circumstances, must be approved by the Loan Committee of the Bank’s Board of Directors.

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

The Bank had criticized and classified loans with a combined outstanding balance of $9,184,000 as of December 31, 2015; $9,838,000 as of December 31, 2014; $10,237,000 as of December 31, 2013; $8,979,000 as of December 31, 2012; and $9,571,000 as of December 31, 2011.

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

The following tables summarize the Bank’s loan loss experience, transactions in the allowance for loan losses and certain prominent ratios at or for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

	At or for the Year Ended 12/31/2015	At or for the Year Ended 12/31/2014
	(Dollars in thousands)	(Dollars in thousands)

Balance at beginning of period	$2,761	$2,792

Charge-offs:
Real estate:
Residential	-	(93)
Commercial	-	-
Commercial and industrial	-	-
Consumer	(22)	(8)
Total charge-offs	(22)	(101)

Recoveries:
Commercial and industrial	3	3
Real estate - residential	-	8
Home equity	2	-
Consumer	6	4
Total recoveries	11	15

Net loans charged-off	(11)	(86)
Provision for loan losses	278	55
Balance at end of period	$3,028	$2,761

BALANCES
Average total loans	$304,529	$281,567
Total net loans at end of period	$323,695	$283,381

RATIOS
Allowance for loan losses to average assets	0.68%	0.68%
Allowance for loan losses to loans at end of period	0.93%	0.97%

	Year Ended At or for the 12/31/2013	Year Ended At or for the 12/31/2012
	(Dollars in thousands)	(Dollars in thousands)

Balance at beginning of period	$2,594	$2,469

Charge-offs:
Real estate:
Residential	(40)	(113)
Commercial	(54)	(25)
Construction and land development	-	(49)
Commercial and industrial	(2)	-
Consumer	(58)	(23)
Total charge-offs	(154)	(210)

Recoveries:
Commercial and industrial	4	5
Construction and land development	-	1
Consumer	3	9
Total recoveries	7	15

Net loans (charged-off) recovered	(147)	(195)
Provision for loan losses	345	320
Balance at end of period	$2,792	$2,594

BALANCES
Average total loans	$255,817	$218,152
Total net loans at end of period	$276,875	$233,290

RATIOS
Allowance for loan losses to average assets	0.71%	0.73%
Allowance for loan losses to loans at end of period	1.00%	1.11%

At or for the
Year Ended
12/31/2011
(Dollars in thousands)

$2,326
Balance at beginning of period

Charge-offs:
Real estate:	(20)
Residential	(68)
Commercial	(160)
Construction and land development	(69)
Commercial and industrial	(40)
Consumer	(357)
Total charge-offs

Recoveries:	-
Commercial and industrial	-
Construction and land development	5
Installment loans to individuals	5
Total recoveries
(352)
Net loans (charged-off) recovered	495
Provision for loan losses	$2,469
Balance at end of period

BALANCES
Average total loans	$206,951
Total net loans at end of period	$214,084

RATIOS
Allowance for loan losses to average assets	0.74%
Allowance for loan losses to loans at end of period	1.15%

	ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
	(Dollars in Thousands)

	12/31/2015		12/31/2014
	Allocation of	% of loans	Allocation of	% of loans
	Allowance	by Category	Allowance	by Category
Real estate - residential	$1,065	42.5%	$1,085	49.2%
Real estate - commercial	706	21.7%	738	18.8%
Real estate - construction and land development	324	3.1%	249	3.7%
Commercial and industrial	398	12.0%	227	6.9%
Home equity	331	14.7%	324	16.0%
Consumer	157	6.0%	134	5.4%
Unallocated	47	-	4	-
Total	$3,028	100.0%	$2,761	100.0%

	12/31/2013		12/31/2012
	Allocation of	% of loans	Allocation of	% of loans
	Allowance	by Category	Allowance	by Category
Real estate - residential	$1,189	49.4%	1,051	50.3%
Real estate - commercial	748	17.5%	586	17.9%
Real estate - construction and land development	211	2.8%	142	1.3%
Commercial and industrial	239	9.7%	219	6.6%
Home equity	303	16.8%	362	19.2%
Consumer	102	3.8%	99	4.7%
Unallocated	-	-	135	-
Total	$2,792	100.0%	$2,594	100.0%

	12/31/2011
	Allocation of	% of loans
	Allowance	by Category
Real estate - residential	$750	46.1%
Real estate - commercial	573	18.4%
Real estate - construction and land development	22	0.7%
Commercial and industrial	422	7.8%
Home equity	342	22.4%
Consumer	194	4.6%
Unallocated	166	-
Total	$2,469	100.0%

Deposits

Deposits are the Bank’s primary source of funds. At December 31, 2015, the Bank had a deposit mix of 47.6% checking, 37.0% savings and 15.4% certificates of deposit. Thirty-six percent of the total deposits of $373 million were noninterest bearing. At December 31, 2014, the Bank had a deposit mix of 44.4% checking, 38.3% savings and 17.3% certificates of deposit. Thirty-three percent of the total deposits of $356 million were noninterest bearing at December 31, 2014. At December 31, 2013, the Bank had a deposit mix of 43% checking, 37.5% savings and 19.5% certificates of deposit. Thirty-two percent of the total deposits of $359 million were noninterest bearing at December 31, 2013. At December 31, 2015, $43.8 million of the Bank’s deposits were from public sources compared to $46.0 million of the Bank’s deposits at December 31, 2014 and $54.6 million of the Bank’s deposits at December 31, 2013. The Bank’s net interest income is enhanced by its percentage of noninterest bearing deposits.

The Bank’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Bank’s deposits has been obtained from or is dependent upon any one person or industry. The Bank’s business is not seasonal in nature. The Bank accepts deposits in excess of $100,000 from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network’s Certificate of Deposit Accounts Registry Service (CDARS) program, the Bank had brokered deposits of $1,268,000 as of December 31, 2015, $1,021,000 as of December 31, 2014 and $2,010,000 as of December 31, 2013.

The Bank is not dependent upon funds from sources outside the United States and has not made loans to any foreign entities.

The following table summarizes the distribution of average deposits and the average annualized rates paid for the years ended December 31, 2015, 2014 and 2013.

AVERAGE DEPOSITS

(Dollars in Thousands)

	For the Year Ended		For the Year Ended		For the Year Ended
	12/31/2015		12/31/2014		12/31/2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits	$112,057	0.00%	$108,744	0.00%	$95,965	0.00%
NOW deposits	39,270	0.08%	38,729	0.02%	35,529	0.08%
Savings deposits	151,863	0.11%	152,488	0.10%	147,657	0.07%
Time deposits	58,761	0.71%	65,787	0.78%	72,344	0.85%
Total average deposits	$361,951	0.17%	$365,748	0.18%	$351,495	0.25%

The following table indicates the maturity schedule for the Bank’s time deposits of $100,000 or more as of December 31, 2015, 2014 and 2013.

SCHEDULED MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(Dollars in Thousands)

	December 31, 2015		December 31, 2014		December 31, 2013

	Balance	% of total	Balance	% of total	Balance	% of total
Three months or less	$11,523	43.5%	$9,986	37.5%	$7,987	26.9%
Over three through six months	3,291	12.4%	3,349	12.6%	4,913	16.5%
Over six through twelve months	2,587	9.8%	3,868	14.5%	5,913	19.9%
Over twelve months	9,098	34.3%	9,447	35.4%	10,890	36.7%
Total	$26,499	100.0%	$26,650	100.0%	$29,703	100.0%

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

One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network’s Certificate of Deposit Accounts Registry Service (CDARS). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250,000, which reflects the current deposit insurance limits in effect, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of December 31, 2015, the Company had $1,268,000 of deposits in the CDARS network compared to $1,021,000 of deposits in the CDARS network as of December 31, 2014. The Company had no other brokered deposits as of December 31, 2015 and December 31, 2014.

Liquidity of a financial institution, such as a bank, is measured based on its ability to have liquid assets sufficient to meet its short-term obligations. The net sum of liquid assets less anticipated current obligations represents the basic liquidity surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of December 31, 2015, the Company held $24.4 million in cash and cash equivalents and CDs, net of required FRB reserves of $5.7 million, and $57.2 million in available-for-sale securities, net of pledged investments of $14.3 million, for total liquid assets of $81.6 million. As of December 31, 2014, the Company held $13.2 million in cash and cash equivalents, net of required FRB reserves of $6.6 million, and $66.6 million in available-for-sale securities, net of pledged investments of $17.2 million, for total liquid assets of $79.8 million. As of December 31, 2013, the Company held $31.1 million in cash and cash equivalents, net of required FRB reserves of $7.5 million, and $72.0 million in available-for-sale securities, net of pledged investments of $15.4 million, for total liquid assets of $103.1 million. As of December 31, 2015, the Company’s anticipated short-term liability obligations were $75.8 million, which resulted in a basic liquidity surplus of $5.8 million that represented 1.3% of total assets. As of December 31, 2014, the Company’s anticipated short-term liability obligations were $61.0 million, which resulted in a basic liquidity surplus of $18.8 million that represented 5% of total assets. As of December 31, 2013, the Company’s anticipated short-term liability obligations were $75.8 million, which resulted in a basic liquidity surplus of $27.3 million that represented 6% of total assets.

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

The table below sets forth the interest rate sensitivity of the Bank’s interest-sensitive assets and interest-sensitive liabilities as of December 31, 2015, 2014 and 2013, using the interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered interest rate-sensitive within a specified period when it can be re-priced or matures within its contractual terms.

INTEREST RATE SENSITIVITY

(Dollars in thousands)

	December 31, 2015
	Due within	Due in	Due after One	Due after
	Three	Three to Twelve	Year to Five	Five
	Months	Months	Years	Years	Total
Rate sensitive assets
Federal funds sold & overnight deposits	$149	$-	$-	$-	$149
Certificates of Deposit	-	250	1,000	-	1,250
Available-for-sale securities (at fair value)	1,824	5,445	37,767	26,481	71,517
Total loans	5,802	53,285	46,917	219,387	325,391
	$7,775	$58,980	$85,684	$245,868	$398,307

Rate sensitive liabilities
NOW deposits	$-	$-	$-	$41,778	$41,778
Savings deposits	76,272	-	-	61,725	137,997
Time deposits	16,904	20,055	20,328	-	57,287
Securities sold under agreements to repurchase	1,915	-	-	-	1,915
Long term debt	-	-	-	7,230	7,230
FHLB advances	31,500	-	-	-	31,500
	$126,591	$20,055	$20,328	$110,733	$277,707

Interest rate sensitivity gap	$(118,816)	$38,925	$65,356	$135,135	$120,600
Cumulative gap	$(118,816)	$(79,891)	$(14,535)	$120,600

Cumulative gap ratio to total assets	-27%	-18%	-3%	27%

INTEREST RATE SENSITIVITY

(Dollars in thousands)

	December 31, 2014
	Due within	Due in	Due after One	Due after
	Three	Three to Twelve	Year to Five	Five
	Months	Months	Years	Years	Total
Rate sensitive assets
Federal funds sold & overnight deposits	$5	$-	$-	$-	$5
Available-for-sale securities (at fair value)	2,912	14,383	40,878	25,632	83,805
Total loans	116,312	27,477	93,575	47,483	284,847
	$119,229	$41,860	$134,453	$73,115	$368,657

Rate sensitive liabilities
NOW deposits	$2,013	$-	$-	$38,819	$40,832
Savings deposits	81,760	-	-	54,566	136,326
Time deposits	19,335	22,673	19,638	-	61,646
Securities sold under agreements to repurchase	3,921	-	-	-	3,921
FHLB advances	17,500	-	-	-	17,500
	$124,529	$22,673	$19,638	$93,385	$260,225

Interest rate sensitivity gap	$(5,300)	$19,187	$114,815	$(20,270)	$108,432
Cumulative gap	$(5,300)	$13,887	$128,702	$108,432

Cumulative gap ratio to total assets	-1%	3%	31%	27%

INTEREST RATE SENSITIVITY

(Dollars in thousands)

	December 31, 2013
	Due within	Due in	Due after One	Due after
	Three	Three to Twelve	Year to Five	Five
	Months	Months	Years	Years	Total
Rate sensitive assets
Federal funds sold & overnight deposits	$724	$-	$-	$-	$724
Available-for-sale securities (at fair value)	2,503	7,031	48,724	29,191	87,449
Total loans	105,032	26,646	93,986	52,788	278,452
	$108,259	$33,677	$142,710	$81,979	$366,625

Rate sensitive liabilities
NOW deposits	$1,863	$-	$-	$35,391	$37,254
Savings deposits	88,056	-	-	48,190	136,246
Time deposits	15,991	29,170	23,828	-	68,989
Securities sold under agreements to repurchase	4,390	-	-	-	4,390
FHLB advances	30,000	-	-	-	30,000
	$140,300	$29,170	$23,828	$83,581	$276,879

Interest rate sensitivity gap	$(32,041)	$4,507	$118,882	$(1,602)	$89,746
Cumulative gap	$(32,041)	$(27,534)	$91,348	$89,746

Cumulative gap ratio to total assets	-7%	-6%	22%	22%

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

Capital Reserve

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines specific capital categories based upon an institution’s capital ratios. The capital categories, in declining order, are: (i) “well capitalized”; (ii) “adequately capitalized”; (iii) “under-capitalized”; (iv) “significantly under-capitalized”; and (v) “critically under-capitalized”. Under FDICIA and the FDIC’s prompt corrective action rules, the FDIC may take any one or more of the following actions against an “under-capitalized” bank: restrict dividends and management fees, restrict asset growth, and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is “significantly under-capitalized”, the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks, and restrict compensation to any senior executive officer. When a bank becomes “critically under-capitalized,” the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains “critically under-capitalized” during the calendar quarter beginning 270 days after the date on which the bank became “critically under-capitalized.”

As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, total risk-based and common equity Tier 1 risk-based capital ratios as set forth in the table below. Management of the Bank believes there are no conditions that have changed the Bank’s category since December 31, 2015.

The following table presents the amounts of regulatory capital and capital ratios for the Bank compared to the minimum regulatory capital requirements to be categorized as “well capitalized” as of December 31, 2015 and 2014, under the regulatory rules then in effect.

	December 31, 2015		December 31, 2014
		Capital Minimum		Capital Minimum
	Ratio	Requirement	Ratio	Requirement

Tier 1 leverage capital ratio	8.58%	5.00%	7.17%	5.00%
Tier 1 risk-based capital ratio	13.11%	8.00%	11.69%	6.00%
Total risk-based capital ratio	14.21%	10.00%	12.80%	10.00%
Common equity tier 1 risk-based capital ratio	13.11%	6.50%	N/A	N/A

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

In July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The Federal Reserve Board’s final rules and the FDIC’s interim final rules (which became final in April 2014 with no substantive changes) apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are required to have a total capital ratio of 8% (unchanged from current rules) and a Tier 1 leverage ratio of 4% (unchanged from current rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets.

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

Inflation

The impact of changes in the general price level of goods or services on financial institutions, either through inflation or deflation, may differ significantly from the impact exerted on other companies. Banks, as financial intermediaries, have numerous assets and liabilities whose values are affected by both inflation and deflation. This is especially true for companies, such as a bank, with a high percentage of interest-rate-sensitive assets and liabilities. Banks seek to reduce the impact of inflation or deflation, and the coincident increase or decrease in interest rates, by managing their interest-rate sensitivity gap. The Company attempts to manage its interest-rate-sensitivity gap and to structure its mix of financial instruments in order to minimize the potential adverse effects inflation or deflation may have on its net interest income and, therefore, its earnings and capital.

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

Reference is made to Item 15(a)(1) and (2) on page 44 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8. The information required by this Item 8 is provided beginning on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed by the Company in a Current Report on Form 8-K filed on August 18, 2015 with the SEC, the Company was notified that Shatswell, MacLeod & Company, P. C. (“Shatswell”), the Company’s independent registered public accounting firm, combined its audit practice (the “Merger”) with Baker Newman & Noyes, P.A., LLC (“BNN”). As a result of the Merger, effective August 17, 2015, Shatswell resigned as the Company’s independent registered public accounting firm and BNN, as the successor to Shatswell following the Merger, was engaged as the Company’s independent registered public accounting firm. The Company’s Audit Committee was notified of the Merger and the effective resignation of Shatswell and approved the engagement of BNN.

During the years ended December 31, 2014 and 2013, and the subsequent interim period prior to the engagement of BNN on August 17, 2015, (i) the Company did not consult with BNN regarding the application of accounting principles to a specific completed or proposed transaction or regarding the type of audit opinion that might be rendered by BNN on the Company’s financial statements, (ii) BNN did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, and (iii) the Company did not consult with BNN regarding any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The reports of Shatswell on the financial statements of the Company for the years ended December 31, 2014 and 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the years ended December 31, 2014 and 2013 and reviews of the Company’s financial statements through August 17, 2015, there were no disagreements with Shatswell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Shatswell, would have caused Shatswell to make reference thereto in its reports, and there have been no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The Company previously provided Shatswell with a copy of the foregoing disclosure and requested that Shatswell furnish the Company with a letter addressed to the SEC stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter, dated August 17, 2015, was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on August 18, 2015 with the SEC.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015 and have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis. This conclusion is based on the above-referenced officers’ evaluation of such controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

(d)     Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated into this Form 10-K by reference to the Proxy Statement of the Company (the “Proxy Statement”) for the annual meeting of shareholders to be held on May 10, 2016 under the captions “ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “Shareholder Proposals and Nominations.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated into this Form 10-K by reference to the Company’s Proxy Statement under the caption “COMPENSATION AND OTHER MATTERS.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company issued options to purchase shares of its common stock under the SBT Bancorp 2011 Stock Plan (the “2011 Plan”). As of March 26, 2016, there were options outstanding to purchase an aggregate of 20,000 shares of the Company’s authorized but unissued common stock at a price of $30.00 per share which will expire in 2025.

Following shareholder approval in 2011, the Company established the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (the “2011 Plan”), effective June 1, 2011, to provide stock awards and options to employees, officers and directors of the Company in order to attract them to the Company, give them a proprietary interest in the Company, and to encourage them to remain in the employ or service of the Company. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards or options under the 2011 Plan is 100,000 shares. As of December 31, 2015, 42,349 shares of restricted stock have been granted to directors and officers of the Bank and the remaining number of shares and options to be granted under the 2011 Plan was 63,290. The 2011 Plan will expire on March 16, 2021.

During 2015, the Company granted 8,225 shares of restricted stock with an award value of $177,000, or $21.52 per share. During 2014, the Company granted 1,934 shares of restricted stock with an award value of $42,000, or $21.50 per share. The restricted shares vest over a three-year period. During 2015 and 2014, the Company recognized compensation expense related to the restricted shares awarded in the amount of $178,000 and $145,000, respectively.

The following table sets forth the total number of securities authorized for issuance under equity compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	20,000	$30.00	63,290
Equity compensation plans not approved by shareholders	0	0	0
Total	20,000	$30.00	63,290

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

The following Financial Statements and Supplementary Data are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

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

1.1

Underwriting Agreement, dated November 5, 2015, by and between SBT Bancorp, Inc. and Keefe, Bruyette & Woods, Inc., as representative of the several underwriters named in Schedule I attached thereto (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on November 10, 2015)

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

10.7#	Letter Agreement, dated August 6, 2013 between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 26, 2013)

10.8#

Change in Control Severance Agreement, dated as of March 11, 2014, by and between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2014)

10.9#

Supplemental Executive Retirement Agreement, adopted as of March 11, 2014, by and between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2014)

10.10#

Split Dollar Life Insurance Agreement, dated as of April 29, 2014, by and between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 29, 2014)

10.11#

Change in Control Severance Agreement, dated as of October 24, 2012, by and between the Bank and Gary W. Burdick (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed on March 28, 2013)

10.12#

Supplemental Executive Retirement Agreement, dated as of October 24, 2012, by and between the Bank and Gary W. Burdick (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed on March 28, 2013)

10.13#

Change in Control Severance Agreement, dated as of November 26, 2014, by and between the Bank and Joan A. Beresford (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed on March 26, 2015)

10.14#

Change in Control Severance Agreement, dated as of May 5, 2014, by and between the Bank and Jocelyn A. Mitchell (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K filed on March 26, 2015)

10.15#

Change in Control Severance Agreement, dated as of November 26, 2014, by and between the Bank and Joseph F. Pagliarini (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K filed on March 26, 2015)

10.16#

Form of Split Dollar Life Insurance Agreement by and between the Bank and certain officers of the Bank in key managerial roles, including Gary W. Burdick, Joan A. Beresford and Jocelyn A. Mitchell (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K filed on March 28, 2013)

10.17#

SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on April 11, 2011 for the Company’s 2011 Annual Meeting of Shareholders)

10.18#

Form of Restricted Stock Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 15, 2011)

10.19#

Form of Non-Qualified Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 15, 2011)

10.20#

Form of Incentive Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 15, 2011)

14*	Code of Ethics and Conflicts of Interest Policy

21*	Subsidiaries

23.1*	Consent of Shatswell, MacLeod & Company, P.C.

23.2*	Consent of Baker Newman & Noyes, LLC

31.1*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Executive Officer

31.2*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Financial Officer

32.1*	Section 1350 Certification by Chief Executive Officer

32.2*	Section 1350 Certification by Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Taxonomy Extension Definitions Linkbase Document

* Filed herewith

# Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2016.

SBT BANCORP, INC.
By:	/s/ Martin J. Geitz
Martin J. Geitz
President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Martin J. Geitz	President, Chief Executive	March 29, 2016
Martin J. Geitz	Officer and Director

/s/ Richard J. Sudol	Senior Vice President,	March 29, 2016
Richard J. Sudol	Chief Financial Officer and Treasurer

/s/ Robert J. Bogino	Director	March 29, 2016
Robert J. Bogino

/s/ James T. Fleming	Director	March 29, 2016
James T. Fleming

/s/ Gary R. Kevorkian	Director	March 29, 2016
Gary R. Kevorkian

/s/ Jerry W. Long	Director	March 29, 2016
Jerry W. Long

/s/ Nicholas B. Mason	Director	March 29, 2016
Nicholas B. Mason

/s/ Michael D. Nicastro	Director	March 29, 2016
Michael D. Nicastro

/s/ Peter C. Pabich	Director	March 29, 2016
Peter C. Pabich

/s/ David W. Sessions	Director	March 29, 2016
David W. Sessions

/s/ Ann G. Taylor	Director	March 29, 2016
Ann G. Taylor

/s/ Penny R. Woodford	Director	March 29, 2016
Penny R. Woodford

SBT BANCORP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SBT Bancorp, Inc.

Simsbury, Connecticut

We have audited the accompanying consolidated balance sheet of SBT Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBT Bancorp, Inc. and Subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Newman & Noyes

       Limited Liability Company

Peabody, Massachusetts

March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SBT Bancorp, Inc.

Simsbury, Connecticut

We have audited the accompanying consolidated balance sheet of SBT Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBT Bancorp, Inc. and Subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company, P.C.

     Shatswell, MacLeod & Company, P.C.

Peabody, Massachusetts

March 25, 2015

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(In Thousands, Except Share Data)

ASSETS	2015	2014
Cash and due from banks	$8,933	$10,118
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	19,795	9,696
Money market mutual funds	13	1
Federal funds sold	149	5
Cash and cash equivalents	28,890	19,820

Certificates of deposit	1,250	-

Investments in available-for-sale securities	71,517	83,805
Federal Home Loan Bank stock, at cost	2,047	1,801

Loans held-for-sale	2,167	5,374

Loans outstanding	326,723	286,142
Less: allowance for loan losses	3,028	2,761
Loans, net	323,695	283,381

Premises and equipment, net	1,420	1,460
Accrued interest receivable	1,143	1,095
Other real estate owned	-	105
Bank owned life insurance	7,389	7,184
Other assets	5,262	4,815
Total other assets	15,214	14,659

Total assets	$444,780	$408,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$135,580	$117,261
Savings and NOW deposits	179,775	177,158
Time deposits	57,287	61,646
Total deposits	372,642	356,065

Securities sold under agreements to repurchase	1,915	3,921
Federal Home Loan Bank advances	31,500	17,500
Long-term subordinated debt	7,230	-
Other liabilities	1,751	1,882
Total liabilities	415,038	379,368
Stockholders' equity:
Preferred stock, senior non-cumulative perpetual, Series C, no par; 9,000 shares issued and outstanding at December 31, 2014	-	8,988
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 1,360,591 shares and 1,360,177 shares, respectively, at 12/31/15 and 898,105 shares and 897,691 shares, respectively, at 12/31/14	18,856	10,127
Retained earnings	11,288	10,549
Treasury stock, 414 shares	(7)	(7)
Unearned compensation - restricted stock awards	(206)	(207)
Accumulated other comprehensive (loss) income	(189)	22
Total stockholders' equity	29,742	29,472
Total liabilities and stockholders' equity	$444,780	$408,840

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2015 and 2014

(In Thousands, Except Share Data)

	2015	2014
Interest and dividend income:
Interest and fees on loans	$10,819	$10,387
Investment securities	1,627	1,825
Interest-bearing deposits	38	45
Total interest and dividend income	12,484	12,257
Interest expense:
Interest on deposits	615	849
Interest on securities sold under agreements to repurchase	4	4
Interest on long-term debt	61	-
Interest on Federal Home Loan Bank advances	48	18
Total interest expense	728	871
Net interest and dividend income	11,756	11,386
Provision for loan losses	278	55
Net interest and dividend income after provision for loan losses	11,478	11,331
Noninterest income:
Service charges on deposit accounts	400	474
Gain on available-for-sale securities, net of writedowns	132	142
Mortgage banking activities	1,201	581
Investment services fees and commissions	216	237
Other service charges and fees	769	731
Increase in cash surrender value of life insurance policies	205	205
Other income	199	100
Total noninterest income	3,122	2,470
Noninterest expense:
Salaries and employee benefits	6,872	6,736
Occupancy expense	1,394	1,358
Equipment expense	399	443
Advertising and promotions	442	594
Forms and supplies	162	172
Professional fees	571	538
Directors’ fees	248	254
Correspondent charges	255	205
FDIC assessment	312	374
Data processing	773	676
Internet banking costs	208	215
Other expense	1,314	1,435
Total noninterest expense	12,950	13,000
Income before income taxes	1,650	801
Income tax expense (benefit)	241	(4)
Net income	$1,409	$805
Net income available to common stockholders	$1,301	$703

Earnings per common share	$1.37	$0.80
Earnings per common share, assuming dilution	$1.36	$0.79

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015 and 2014

(In Thousands)

	2015	2014
Net income	$1,409	$805
Other comprehensive (loss) income, net of tax:
Net change in unrealized holding gain/ loss on securities available for sale	(189)	2,684
Reclassification adjustment for realized gains in net income (1)	(139)	(150)
Reclassification adjustment for writedowns of securities in net income (1)	7	8
Other comprehensive (loss) income, before tax	(321)	2,542
Income tax expense (benefit)	110	(865)
Other comprehensive (loss) income, net of tax	(211)	1,677
Comprehensive income	$1,198	$2,482

(1) Reclassification adjustments include realized securities gains and losses and writedowns of securities. The gains and losses have been reclassified out of other comprehensive (loss) income and affect certain captions in the consolidated statements of income as follows; the pre-tax amount is reflected in gain on available-for-sale securities, net of writedowns; the tax effect is included in income tax expense (benefit); and the after tax amount is included in net income.

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2015 and 2014

(In Thousands, Except Share Data)

	Preferred Stock	Common	Retained	Treasury	Unearned Compensation - Restricted Stock	Accumulated Other Comprehensive
	Series C	Stock	Earnings	Stock	Awards	Income (Loss)	Total
Balance, December 31, 2013	$8,976	$10,136	$10,347	$(7)	$(401)	$(1,655)	$27,396
Net income	-	-	805			-	805
Other comprehensive income, net of tax	-	-	-	-	-	1,677	1,677
Preferred stock dividends	-	-	(90)	-	-	-	(90)
Preferred stock amortization (accretion)	12	-	(12)	-	-	-	-
Stock based compensation	-	-	-	-	145	-	145
Restricted stock awards	-	41	-	-	(41)	-	-
Forfeited restricted stock awards	-	(90)	-	-	90	-	-
Tax benefit - vested restricted stock awards	-	1	-	-	-	-	1
Common stock issued	-	39	-	-	-	-	39
Dividends declared on common stock ($.56 per share)	-	-	(501)	-	-	-	(501)
Balance, December 31, 2014	8,988	10,127	10,549	(7)	(207)	22	29,472
Net income	-	-	1,409			-	1,409
Other comprehensive loss, net of tax	-	-	-	-	-	(211)	(211)
Preferred stock dividends	-	-	(96)	-	-	-	(96)
Preferred stock amortization (accretion)	12	-	(12)	-	-	-	-
Stock based compensation	-	10	-	-	178	-	188
Restricted stock awards	-	177	-	-	(177)	-	-
Preferred stock redeemed	(9,000)	-	-	-	-	-	(9,000)
Common stock issued	-	8,542	-	-	-	-	8,542
Dividends declared on common stock ($.56 per share)	-	-	(562)	-	-	-	(562)
Balance, December 31, 2015	$-	$18,856	$11,288	$(7)	$(206)	$(189)	$29,742

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

(In Thousands)

	2015	2014
Cash flows from operating activities:
Net income	$1,409	$805
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of securities, net	396	401
Writedown of available-for-sale securities	7	8
Gain on sales of available-for-sale securities	(139)	(150)
Change in deferred origination costs, net	(37)	(80)
Provision for loan losses	278	55
Loans originated for sale	(79,946)	(44,593)
Proceeds from sales of loans originated for sale	84,354	42,580
Gain on sales of loans	(1,201)	(500)
(Gain) loss on sales of other real estate owned	(9)	1
Writedown of other real estate owned	-	50
Depreciation and amortization	296	383
Accretion on impairment of operating lease	(26)	(44)
Amortization of long-term debt issuance costs	7	-
Increase in other assets	(395)	(1,142)
Increase in interest receivable	(48)	(21)
Decrease in taxes receivable	83	182
Deferred income tax benefit	(24)	(187)
Increase in cash surrender value of bank owned life insurance	(205)	(205)
Excess tax benefit related to stock based compensation	-	(1)
Stock based compensation	188	145
(Decrease) increase in other liabilities	(120)	315
Increase in interest payable	15	44

Net cash provided by (used in) operating activities	4,883	(1,954)

Cash flows from investing activities:
Purchase of Federal Home Loan Bank Stock	(2,212)	(542)
Redemption of Federal Home Loan Bank Stock	1,966	937
Purchases of certificates of deposit	(1,250)	-
Purchases of available-for-sale securities	(6,334)	(4,146)
Proceeds from maturities of available-for-sale securities	15,826	8,361
Proceeds from sales of available-for-sale securities	2,211	1,712
Loan originations and principal collections, net	(23,051)	7,215
Loans purchased	(17,493)	(14,407)
Recoveries of loans previously charged-off	(11)	15
Proceeds from sales of other real estate owned	114	540
Capital expenditures	(257)	(301)
Purchase of bank owned life insurance	-	(250)

Net cash used in investing activities	(30,491)	(866)

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

(In Thousands)

(continued)

	2015	2014
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	20,936	4,904
Decrease in time deposits	(4,359)	(7,343)
Net decrease in securities sold under agreements to repurchase	(2,006)	(469)
Net change in short-term advances	14,000	(12,500)
Proceeds from issuance of common stock	8,542	39
Proceeds from the issuance of subordinated debt	7,223	-
Redemption of preferred stock	(9,000)	-
Excess tax benefit related to stock based compensation	-	1
Dividends paid - preferred stock	(96)	(90)
Dividends paid - common stock	(562)	(492)

Net cash provided by (used in) financing activities	34,678	(15,950)

Net increase (decrease) in cash and cash equivalents	9,070	(18,770)
Cash and cash equivalents at beginning of year	19,820	38,590
Cash and cash equivalents at end of year	$28,890	$19,820

Supplemental disclosures:
Interest paid	$706	$827
Income taxes paid	182	1
Increase in common stock dividends held in escrow	-	9
Loans transferred to other real estate owned	-	696

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses, valuation and potential other-than-temporary impairment (“OTTI”) of available-for-sale securities and the valuation of deferred tax assets.

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

Cash and due from banks as of December 31, 2015 and 2014 includes $5,657,000 and $6,585,000, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank of Boston and Bankers’ Bank Northeast.

CERTIFICATES OF DEPOSIT

Certificates of deposit are issued by federally insured depository instituions, have an original maturity of greater than 90 days and up to 35 months and are carried at cost.

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

--

Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, or in a separate component of stockholders’ equity. They are merely disclosed in the notes to the consolidated financial statements.

--

Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of stockholders’ equity until realized.

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

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to 0.35% of the Bank’s Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Investment Requirement is equal to 3.0% of any outstanding principal for overnight advances, 4.0% of any outstanding principal for term advances with an original term of two days to three months and 4.5% of any outstanding principal for term advances with an original term greater than three months. The Bank is in compliance with these requirements. Based on its most recent analysis of the FHLB as of December 31, 2015, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

LOANS HELD-FOR-SALE:

Loans held-for-sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations.

Interest income on mortgages held-for-sale is accrued currently and classified as interest on loans.

LOANS:

Loans receivable that management has the intent and ability to hold until maturity or payoff, are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

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

With respect to land developers’ and builders’ loans that are secured by non-owner-occupied properties that the Company may originate from time to time, the Company generally requires that the borrower have a proven record of success. Construction loans are underwritten based upon a financial analysis of the developers and property owners and construction cost estimates, in addition to independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation estimates may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project. Sources of repayment of these loans would be permanent financing upon completion or sales of developed property. These loans are closely monitored by on-site inspections and are considered to be of a higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2015.

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

Commercial real estate: Loans in this segment are primarily income-producing properties throughout the Farmington Valley and surrounding communities in Connecticut. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which, in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction and land development loans: Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

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

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures. These properties are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure or transfer, establishing a new cost basis. Subsequent to foreclosure or transfer, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

The Company classifies commercial loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place. An in-substance repossession or foreclosure occurs, and the Company is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (1) obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

ASC 825, “Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets' fair values.

Certificates of deposit: Fair values of certificates of deposit are estimated using discounted cash flows analyses based on the individual underlying instrument’s current rate of interest.

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

Bank owned life insurance: The carrying amount of bank owned life insurance approximates its fair value.

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

Long-term subordinated debt: The fair value of long-term subordinated debt is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred. During the years ended December 31, 2015 and 2014, $442,000 and $594,000, respectively, in advertising and promotion expenses were recognized.

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. A valuation allowance against deferred tax assets is established when, based upon all available evidence, both positive and negative, it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized.

STOCK BASED COMPENSATION:

At December 31, 2015, the Company has stock-based employee compensation plans which are described more fully in Note 19. The Company accounts for the plan under ASC 718-10, “Compensation - Stock Compensation - Overall.” During the years ended December 31, 2015 and 2014, $188,000 and $145,000, respectively, in stock-based employee compensation was recognized.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In 2012, the Financial Accounting Standards Board (the “FASB”) issued a proposed standard on accounting for credit losses. The standard would replace multiple existing impairment models, including replacing an “incurred loss” model for loans with an “expected loss” model. The FASB has recently announced an effective date of January 1, 2019, and final guidance is expected to be issued in the second quarter of 2016. The final standard may have a material impact on the Company’s retained earnings in the period of adoption.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements. In August 2015, the FASB issued ASU 2015-14 that defers by one year the effective date of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The new ASU reflects decisions reached by the FASB at its meeting on July 9, 2015.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company adopted this ASU for the year ended December 31, 2015 in relation to its debt issuance costs.

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

In July 2015, the FASB issued ASU 2015-7, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (a consensus of the FASB Emerging Issues Task Force)." This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The Update also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient An entity should apply the Update on a retrospective basis. The Company intends to adopt the Update during the first quarter of 2016. Adoption is not anticipated to have a material impact on the Company's financial statements.

In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, Financial Instruments-Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU will require entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It will also require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. The ASU will take effect for public companies for fiscal years beginning after December 15, 2017. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of December 31, 2015 and 2014:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$10,499	$6	$42	$10,463
Obligations of states and municipalities	14,258	447	36	14,669
Mortgage-backed securities	45,958	65	742	45,281
SBA loan pools	1,089	23	8	1,104
Money market mutual funds	13	-	-	13
	71,817	541	828	71,530
Money market mutual funds included in cash and other cash equivalents	(13)	-	-	(13)
	$71,804	$541	$828	$71,517

December 31, 2014:
Debt securities issued by U.S. government corporations and agencies	$18,202	$1	$139	$18,064
Obligations of states and municipalities	15,972	679	52	16,599
Mortgage-backed securities	49,157	140	629	48,668
SBA loan pools	440	34	-	474
Money market mutual funds	1	-	-	1
	83,772	854	820	83,806
Money market mutual funds included in cash and other cash equivalents	(1)	-	-	(1)
	$83,771	$854	$820	$83,805

The scheduled maturities of debt securities were as follows as of December 31, 2015:

Fair
Value
(In Thousands)
Due within one year	$379
Due after one year through five years	18,528
Due after five years through ten years	4,693
Due after ten years	1,532
Mortgage-backed securities	45,281
SBA loan pools	1,104
$71,517

During 2015, proceeds from sales of available-for-sale securities amounted to $2,211,000. Gross realized gains on those sales amounted to $139,000. The tax expense applicable to these gross realized gains amounted to $47,000. During 2014, proceeds from sales of available-for-sale securities amounted to $1,712,000. Gross realized gains on those sales amounted to $150,000. The tax expense applicable to these gross realized gains amounted to $51,000.

There were no securities of issuers that exceeded 10% of stockholders’ equity at December 31, 2015.

As of December 31, 2015 and 2014, the total carrying amounts of securities pledged for securities sold under agreements to repurchase and public deposits were $14,319,000 and $17,271,000, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Number of
	Value	Losses	Value	Losses	Value	Losses	Holdings
	(In Thousands)
December 31, 2015:
Debt securities issued by U.S. Government corporations and agencies	$5,975	$24	$2,482	$18	$8,457	$42	17
SBA Loan Pools	760	8	-	-	760	8	1
Obligations of states and municipalities	702	8	1,997	28	2,699	36	6
Mortgage-backed securities	22,125	255	17,463	461	39,588	716	62
Total temporarily impaired securities	29,562	295	21,942	507	51,504	802	86

Other-than-temporarily impaired securities:
Mortgage-backed securities	15	-	219	26	234	26	4
Total temporarily impaired and other-than-temporarily impaired securities	$29,577	$295	$22,161	$533	$51,738	$828	90

December 31, 2014:
Debt securities issued by U.S. Government corporations and agencies	$4,486	$12	$13,077	$127	$17,563	$139	36
Obligations of states and municipalities	526	12	1,772	40	2,298	52	5
Mortgage-backed securities	1,422	6	36,550	593	37,972	599	49
Total temporarily impaired securities	6,434	30	51,399	760	57,833	790	90

Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	274	30	274	30	3
Total temporarily impaired and other-than-temporarily impaired securities	$6,434	$30	$51,673	$790	$58,107	$820	93

The investments in the Company’s investment portfolio that are temporarily impaired as of December 31, 2015 consist of debt securities issued by states of the United States and political subdivisions of the states and U.S. government corporations and agencies and mortgage-backed securities. Company management considers investments with an unrealized loss as of December 31, 2015 to be temporarily impaired because the impairment is attributable to changes in market interest rates and current market inefficiencies. Company management anticipates that the fair value of securities that are currently impaired will recover to cost basis. As management has the intent and ability to hold these securities for the foreseeable future, no declines are deemed to be other than temporary.

The following table summarizes other-than-temporary impairment losses on debt securities for the years ended December 31, 2015 and 2014:

	2015	2014
	Mortgage-Backed Securities	Mortgage-Backed Securities
	(In Thousands)
Total other-than-temporary impairment losses	$33	$38
Less: unrealized other-than-temporary losses recognized in other comprehensive income/loss (1)	(26)	(30)

Net impairment losses recognized in earnings (2)	$7	$8

(1) Represents the noncredit component of the other-than-temporary impairment on the securities.

(2) Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the year ended December 31, 2015 is as follows:

Mortgage-Backed
Securities
(In Thousands)
Balance, December 31, 2014	$37
Additions for the credit component on debt securities in which other-than-temporary impairment was previously recognized	7
Balance, December 31, 2015	$44

For the year ended December 31, 2015, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of three private label collateralized mortgage obligations (CMOs). The par value of these three securities were written down by $7,000 by the issuers.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the year ended December 31, 2014 is as follows:

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

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

	2015	2014
	(In Thousands)
Real estate:
Residential	$138,628	$132,553
Commercial	62,118	46,982
Municipal	8,629	8,602
Construction and land development	10,070	13,234
Home equity	47,681	46,403
Commercial and industrial	35,305	19,038
Municipal	3,610	1,459
Consumer	19,350	16,576
	325,391	284,847
Allowance for loan losses	(3,028)	(2,761)
Deferred loan origination costs, net	1,332	1,295
Net loans	$323,695	$283,381

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of and for the years ended December 31, 2015 and 2014:

	Real Estate:
			Construction and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2015:
Allowance for loan losses:
Beginning balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761
Charge-offs	-	-	-	-	-	(22)	-	(22)
Recoveries	-	-	-	2	3	6	-	11
(Benefit) provision	(20)	(32)	75	5	168	39	43	278
Ending balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$-	$2
Ending balance:
Collectively evaluated for impairment	1,065	706	324	331	396	157	47	3,026
Total allowance for loan losses ending balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028

Loans:
Ending balance:
Individually evaluated for impairment	$-	$2,285	$-	$-	$363	$-	$-	$2,648
Ending balance:
Collectively evaluated for impairment	138,628	68,462	10,070	47,681	38,552	19,350	-	322,743
Total loans ending balance	$138,628	$70,747	$10,070	$47,681	$38,915	$19,350	$-	$325,391

	Real Estate:
			Construction and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2014:
Allowance for loan losses:
Beginning balance	$1,189	$748	$211	$303	$239	$102	$-	$2,792
Charge-offs	(93)	-	-	-	-	(8)	-	(101)
Recoveries	8	-	-	-	3	4	-	15
(Benefit) provision	(19)	(10)	38	21	(15)	36	4	55
Ending balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$6	$-	$-	$6
Ending balance:
Collectively evaluated for impairment	1,085	738	249	324	221	134	4	2,755
Total allowance for loan losses ending balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761

Loans:
Ending balance:
Individually evaluated for impairment	$170	$860	$-	$3	$439	$-	$-	$1,472
Ending balance:
Collectively evaluated for impairment	132,383	54,724	13,234	46,400	20,058	16,576	-	283,375
Total loans ending balance	$132,553	$55,584	$13,234	$46,403	$20,497	$16,576	$-	$284,847

The following tables present the Company’s loans by risk rating as of December 31, 2015 and 2014:

	Real Estate:
			Construction and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
	(In Thousands)
December 31, 2015:
Grade:
Pass	$-	$64,823	$10,070	$-	$36,649	$-	$111,542
Special mention	-	2,132	-	-	216	-	2,348
Substandard	732	3,792	-	262	2,050	-	6,836
Loans not formally rated	137,896	-	-	47,419	-	19,350	204,665
Total	$138,628	$70,747	$10,070	$47,681	$38,915	$19,350	$325,391

December 31, 2014:
Grade:
Pass	$-	$50,208	$11,529	$-	$18,380	$-	$80,117
Special mention	-	3,866	1,705	-	642	-	6,213
Substandard	474	1,510	-	166	1,475	-	3,625
Loans not formally rated	132,079	-	-	46,237	-	16,576	194,892
Total	$132,553	$55,584	$13,234	$46,403	$20,497	$16,576	$284,847

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

Risk Rating 5 (Substandard) – This risk rating is assigned to borrowers who may not have adequate cash flow or collateral to satisfy their loan obligations as originally defined in the loan agreement. Substandard loans may be placed on nonaccrual status if the conditions described above are generally met.

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

Loans not formally rated include residential, home equity and consumer loans. As of December 31, 2015, $204.7 million of the total residential, home equity and consumer loan portfolio of $205.7 million were not formally rated. As of December 31, 2014, $194.9 million of the total residential, home equity and consumer loan portfolio of $195.5 million were not formally rated. The performance of these loans is measured by delinquency status. The Company underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation and loan to value and debt to income ratios. Home equity loan and line guidelines place a maximum loan to value ratio of 80% on these loans and the Company requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a high performance loan portfolio. Total delinquent loans, consisting of loans past due 60 days or more, increased from 0.67% of total loans outstanding as of December 31, 2014 to 1.21% of total loans outstanding as of December 31, 2015.

An age analysis of past-due loans, segregated by class of loans is as follows as of December 31, 2015 and 2014:

	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual Loans
	(In Thousands)
December 31, 2015:
Real estate:
Residential	$-	$1,062	$594	$1,656	$136,972	$138,628	$-	$1,086
Commercial	-	-	1,668	1,668	60,450	62,118	-	2,285
Municipal	-	-	-	-	8,629	8,629	-	-
Construction and land development	-	-	-	-	10,070	10,070	-	-
Home equity	35	84	178	297	47,384	47,681	-	340
Commercial and industrial	-	-	363	363	34,942	35,305	-	363
Municipal	-	-	-	-	3,610	3,610	-	-
Consumer	47	7	5	59	19,291	19,350	-	5
Total	$82	$1,153	$2,808	$4,043	$321,348	$325,391	$-	$4,079

December 31, 2014:
Real estate:
Residential	$147	$-	$516	$663	$131,890	$132,553	$-	$1,064
Commercial	-	-	860	860	46,122	46,982	-	860
Municipal	-	-	-	-	8,602	8,602	-	-
Construction and land development	-	-	-	-	13,234	13,234	-	-
Home equity	328	-	77	405	45,998	46,403	-	165
Commercial and industrial	-	-	439	439	18,599	19,038	-	439
Municipal	-	-	-	-	1,459	1,459	-	-
Consumer	124	19	-	143	16,433	16,576	-	-
Total	$599	$19	$1,892	$2,510	$282,337	$284,847	$-	$2,528

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the years ended December 31, 2015 and 2014:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
December 31, 2015:
With no related allowance recorded:
Real estate:
Residential	$-	$-	$-	$-	$-
Commercial	2,285	2,285	-	2,358	77
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Total impaired with no related allowance	$2,285	$2,285	$-	$2,358	$77

With an allowance recorded:
Residential	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	363	363	2	404	-
Total impaired with an allowance recorded	$363	$363	$2	$404	$-

Total
Real estate:
Residential	$-	$-	$-	$-	$-
Commercial	2,285	2,285	-	2,358	77
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	363	363	2	404	-
Total impaired loans	$2,648	$2,648	$2	$2,762	$77

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
December 31, 2014:
With no related allowance recorded:
Real estate:
Residential	$170	$170	$-	$172	$5
Commercial	860	860	-	896	-
Construction and land development	-	-	-	133	56
Home equity	3	3	-	4	-
Commercial and industrial	-	-	-	-	-
Total impaired with no related allowance	$1,033	$1,033	$-	$1,205	$61

With an allowance recorded:
Residential	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	439	439	6	372	-
Total impaired with an allowance recorded	$439	$439	$6	$372	$-

Total
Real estate:
Residential	$170	$170	$-	$172	$5
Commercial	860	860	-	896	-
Construction and land development	-	-	-	133	56
Home equity	3	3	-	4	-
Commercial and industrial	439	439	6	372	-
Total impaired loans	$1,472	$1,472	$6	$1,577	$61

The following tables set forth information regarding troubled debt restructured loans during the years ended December 31, 2015 and 2014:

		Pre-Modification	Post- Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
December 31, 2015:
Troubled Debt Restructurings:
Commercial and industrial	1	$363	$363
	1	$363	$363

		Pre-Modification	Post- Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
December 31, 2014:
Troubled Debt Restructurings:
Commercial and industrial	1	$439	$439
	1	$439	$439

There was one commercial loan that was modified as a troubled debt restructuring during the year ended December 31, 2015. The loan, with a recorded investment of $363,000 as of December 31, 2015, had its payment temporarily reduced as part of the modification. The loan was individually evaluated for impairment as of December 31, 2015 and it was determined that a $2,000 specific allowance allocation was required. The loan was on nonaccrual status as of December 31, 2015.

There was one commercial loan that was modified as a troubled debt restructuring during the year ended December 31, 2014. The loan, with a recorded investment of $439,000 as of December 31, 2014, had its payment temporarily reduced as part of the modification. The loan was individually evaluated for impairment as of December 31, 2015 and it was determined that a $6,000 specific allowance allocation was required. The loan was on nonaccrual status as of December 31, 2014.

There were no loans modified as a troubled debt restructure during the years ended December 31, 2015 and 2014 that subsequently defaulted within one year of modification.

As of December 31, 2015 and 2014, there were no commitments to lend additional funds to borrowers whose loans were modified in a troubled debt restructuring.

As of December 31, 2015, there were no foreclosed residential real estate properties held by the Company. The recorded investment in consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure according to local requirements of the applicable jurisdiction amounted to $315,000 at December 31, 2015.

The balance of mortgage servicing rights included in other assets at December 31, 2015 and 2014 was $2,039,000 and $1,577,000, respectively. Mortgage servicing rights of $1,069,000 and $531,000 were capitalized in 2015 and 2014, respectively. Amortization of mortgage servicing rights was $596,000 in 2015 and $401,000 in 2014. The fair value of these rights was $2,715,000 and $2,049,000 as of December 31, 2015 and 2014, respectively.

 Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the years ended December 31:

	2015	2014
	(In Thousands)
Balance, beginning of year	$9	$42
Additions	52	5
Reductions	(41)	(38)
Balance, end of year	$20	$9

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $255,196,000 and $176,579,000 as of December 31, 2015 and 2014, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2015	2014
	(In Thousands)
Leasehold improvements	$1,082	$1,389
Furniture and equipment	3,232	3,105
	4,314	4,494
Accumulated depreciation and amortization	(2,894)	(3,034)
	$1,420	$1,460

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at December 31, 2015 and 2014 was $11,356,000, and $11,160,000, respectively.

For time deposits as of December 31, 2015, the scheduled maturities for years ending December 31 are:

(In Thousands)
2016	$36,959
2017	10,117
2018	4,416
2019	2,975
2020	2,820
Total	$57,287

At December 31, 2015, the Company had brokered certificates of deposit included in the table above totaling $1,268,000.

As of December 31, 2015, the Bank had one depositor with total deposits of $24.5 million or 6.59% of the Company’s total deposits. As of December 31, 2014, the Bank had one depositor with total deposits of $22.5 million or 6.32% of the Company’s total deposits.

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

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB). There were $31,500,000 in FHLB advances outstanding as of December 31, 2015. All advances outstanding at December 31, 2015 mature in January 2016. The weighted average interest rate on these borrowings is 0.44%. There were $17,500,000 in FHLB advances outstanding as of December 31, 2014. All advances outstanding at December 31, 2014 matured in January 2015. The weighted average interest rate on these borrowings was 0.23%.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties and other qualified assets.

The Company has a line of credit with the FHLB in the amount of $1,525,000 at December 31, 2015 and 2014. At December 31, 2015 and 2014, there were no advances outstanding under this line of credit.

NOTE 9 – SUBORDINATED DEBENTURES

On October 15, 2015 (the “Closing Date”), the Company closed on the issuance of an unsecured subordinated term note in the aggregate principal amount of $7,500,000 due October 1, 2025 (the “Subordinated Note”) to Community Funding CLO, Ltd. (“Community Funding”) pursuant to a Subordinated Loan Agreement, dated as of September 30, 2015 (the “Loan Agreement”), by and between the Company and Community Funding. The Company used the net proceeds of approximately $7.2 million after closing costs of $277,000, from the issuance of the Subordinated Note (i) to redeem the 9,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, that the Company issued to the United States Department of the Treasury as part of the Company’s participation in the Small Business Lending Fund program, (ii) to support the growth of the Bank, including the Bank's expansion into the West Hartford, Connecticut market through the opening of a new branch office and the growth of the Bank’s loan portfolio, and (iii) for other general corporate purposes.

The Loan Agreement provides that the Subordinated Note will bear interest at a fixed rate of 6.75% per annum, provided, however, that for the period beginning immediately after the Closing Date through, but not including, February 11, 2016, Community Funding will rebate an amount equal to 3.40% per annum to the Company, resulting in a rate of 3.35% per annum to the Company, net of any payments of interest made by the Company, so long as no event of default has occurred or is occurring during such period. Interest on the Subordinated Note is payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date. The principal amount of the Subordinated Note is due on October 1, 2025, provided, however, that the Company may prepay all or a portion of the principal amount of the Subordinated Note on or after the fifth anniversary of the Closing Date. Prior to the fifth anniversary of the Closing Date, the Company can prepay all or a portion of the principal amount of the Subordinated Note only under limited specified circumstances set forth in the Loan Agreement. The Loan Agreement contains customary events of default such as the institution of bankruptcy proceedings by or against the Company and the non-payment by the Company of principal or interest when due. Community Funding may accelerate the repayment of the Subordinated Note only in the event that bankruptcy proceedings are instituted by or against the Company and not for any other event of default.

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

The initial closing costs of $277,000 are being amortized over the 10 year term of the Loan Agreement into interest expense. At December 31, 2015, there were approximately $270,000 in closing costs remaining to be amortized.

NOTE 10 - INCOME TAXES

The components of income tax expense (benefit) are as follows for the years ended December 31:

	2015	2014
	(In Thousands)
Current:
Federal	$264	$181
State	1	2
	265	183

Deferred:
Federal	(24)	(187)
State	-	-
	(24)	(187)
Total income tax expense (benefit)	$241	$(4)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	2015	2014
	% of	% of
	Income	Income
Federal income tax at statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(20.6)	(38.0)
Other	1.2	3.5
Effective tax rates	14.6%	(0.5)%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2015	2014
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$910	$816
Deferred compensation	273	243
Impairment of operating lease	-	9
Write-down of securities	15	10
Write-down of OREO	-	17
Restricted stock awards	23	7
Charitable contribution carryover	166	120
Other	79	123
Alternative minimum tax carryforward	761	634
Net unrealized holding loss on available-for-sale securities	98	-
Gross deferred tax assets	2,325	1,979

Deferred tax liabilities:
Depreciation	(358)	(307)
Deferred loan costs/fees	(453)	(437)
Mortgage servicing rights	(693)	(536)
Net unrealized holding gain on available-for-sale securities	-	(12)
Gross deferred tax liabilities	(1,504)	(1,292)
Net deferred tax asset (included in other assets)	$821	$687

Deferred tax assets as of December 31, 2015 and 2014 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred taxes will be realized.

As of December 31, 2015, the Company had no operating loss carryovers for income tax purposes.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2015 and 2014, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2012 through December 31, 2015.

In January of 2011, the Bank formed a subsidiary Passive Investment Company (PIC). Under State of Connecticut statutes, such a company is not subject to Connecticut corporation business taxes. Provided that the Bank meets the mandated statutory requirements, the Company’s Connecticut corporation business taxes should be significantly reduced or eliminated.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 2015 the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between June 2016 and January 2026. Certain leases contain renewal options. The cost of such renewals is not included below. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2015:

(In Thousands)
2016	$1,018
2017	1,004
2018	977
2019	914
2020	1,339
Thereafter	550
Total	$5,802

Certain leases contain provisions for escalation of minimum lease payments contingent upon percentage increases in the consumer price index. Total rental expense amounted to $936,000 and $935,000 for the years ended December 31, 2015 and 2014, respectively.

On November 28, 2008, the Company entered into an agreement with its data processing servicer with an initial five-year term. A second amendment to this November 2008 agreement was signed between the parties on June 27, 2013 that extends the agreement through April 19, 2019. Under the agreement, the Company must pay a termination fee as described in the agreement if the Company terminates the agreement with notice, before the end of this extended agreement.

NOTE 12 - FAIR VALUE MEASUREMENTS

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2015.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2015 and 2014.

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

The following summarizes assets measured at fair value as of December 31:

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$10,463	$-	$10,463	$-
Obligations of states and municipalities	14,669	-	14,669	-
Mortgage-backed securities	45,281	-	45,281	-
SBA loan pools	1,104	-	1,104	-
Totals	$71,517	$-	$71,517	$-

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2014:
Debt securities issued by U.S. government corporations and agencies	$18,064	$-	$18,064	$-
Obligations of states and municipalities	16,599	-	16,599	-
Mortgage-backed securities	48,668	-	48,668	-
SBA loan pools	474	-	474	-
Totals	$83,805	$-	$83,805	$-

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, at December 31, 2015 and 2014, for which a nonrecurring change in fair value has been recorded:

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Writedowns
	(In Thousands)

December 31, 2015:
Impaired loans	$240	$-	$-	$240	$-
Totals	$240	$-	$-	$240	$-

December 31, 2014:
Impaired loans	$244	$-	$-	$244	$43
Other real estate owned	105	-	-	105	50
Totals	$349	$-	$-	$349	$93

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31:

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$28,890	$28,890	$-	$-	$28,890
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	71,517	-	71,517	-	71,517
Federal Home Loan Bank stock	2,047	2,047	-	-	2,047
Loans held-for-sale	2,167	-	-	2,187	2,187
Loans, net	323,695	-	-	322,596	322,596
Accrued interest receivable	1,143	1,143	-	-	1,143
Bank owned life insurance	7,389	-	7,389	-	7,389

Financial liabilities:
Deposits	372,642	-	363,752	-	363,752
Securities sold under agreements to repurchase	1,915	-	1,915	-	1,915
Long-term debt	7,230	-	7,339	-	7,339
Federal Home Loan Bank advances	31,500	-	31,500	-	31,500
	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,820	$19,820	$-	$-	$19,820
Available-for-sale securities	83,805	-	83,805	-	83,805
Federal Home Loan Bank stock	1,801	1,801	-	-	1,801
Loans held-for-sale	5,374	-	-	5,499	5,499
Loans, net	283,381	-	-	285,832	285,832
Accrued interest receivable	1,095	1,095	-	-	1,095
Bank owned life insurance	7,184	-	7,184	-	7,184

Financial liabilities:
Deposits	356,065	-	356,353	-	356,353
Securities sold under agreements to repurchase	3,921	-	3,921	-	3,921
Federal Home Loan Bank advances	17,500	-	17,500	-	17,500

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

Management has made estimates of fair value discount rates that it believes to be reasonable; however, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale.

Fair value estimates are made at a specific point in time, based on the relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and other real estate owned. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2015 and 2014, the maximum potential amount of the Company’s obligation was $3,391,000 and $1,888,000, respectively for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of
December 31:

	2015	2014
	(In Thousands)
Commitments to originate loans	$40,708	$17,151
Standby letters of credit	3,391	1,888
Unadvanced portions of loans:
Construction loans	15,647	6,960
Commercial lines of credit	20,580	17,394
Consumer	621	677
Home equity lines of credit	47,650	45,005
	$128,597	$89,075

There is no material difference between the notional amounts and the estimated fair values of the above off-balance sheet liabilities.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2015. Total loans to such persons and their companies amounted to $4,559,000 as of December 31, 2015, of which $1,334,000 was participated out to another financial institution. During the year ended December 31, 2015, principal payments totaled $1,026,000 and advances amounted to $1,336,000.

Deposits from related parties held by the Company as of December 31, 2015 and 2014 amounted to $5,950,000 and $6,625,000, respectively.

During 2015 and 2014, the Company paid $80,000 and $90,000, respectively, for rent and related expenses of the Company’s Granby branch office to a company of which a bank director is a principal. The rent expense for the Granby branch included in Note 11 amounted to $60,000 in 2015 and $65,000 in 2014.

NOTE 15 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company's business activity is with customers located within the state of Connecticut. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

NOTE 16 - OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The activity in other comprehensive (loss) income, included in stockholders’ equity, is as follows during the years ended December 31:

	2015	2014
	In Thousands
Net change in unrealized holding gain/loss on securities available-for-sale	$(189)	$2,684
Reclassification adjustment for realized gains in net income (1)	(132)	(142)
Other comprehensive (loss) income, before tax	(321)	2,542
Income tax benefit (expense)	110	(865)
Other comprehensive (loss) income, net of tax	$(211)	$1,677

(1) Reclassification adjustments include realized securities gains and losses and writedowns of securities. The gains and losses have been reclassified out of other comprehensive (loss) income and affect certain captions in the consolidated statements of income as follows; the pre-tax amount is reflected in writedowns and gain on sales of investments; the tax effect of $45,000 and $48,000 in December 31, 2015 and 2014, respectively, is included in income tax (benefit) expense; and the after tax amount is included in net income.

Accumulated other comprehensive (loss) income as of December 31, 2015 and 2014 consists of net unrealized holding (losses) gains on available-for-sale securities, net of taxes.

NOTE 17 - REGULATORY MATTERS

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

As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table under the regulatory capital rules then in effect.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2015:
Total Capital (to Risk Weighted Assets)	$39,262	14.21%	$22,107	8.0%	$27,634	10.0%
Tier 1 Capital (to Risk Weighted Assets)	36,234	13.11	16,580	6.0	22,107	8.0
Common Equity Tier 1 capital (to Risk Weighted Assets)	36,234	13.11	12,435	4.5	17,962	6.5
Tier 1 Capital (to Average Assets)	36,234	8.58	16,902	4.0	21,127	5.0

As of December 31, 2014:
Total Capital (to Risk Weighted Assets)	31,675	12.80	19,791	8.0	24,739	10.0
Tier 1 Capital (to Risk Weighted Assets)	28,914	11.69	9,895	4.0	14,843	6.0
Tier 1 Capital (to Average Assets)	28,914	7.17	16,137	4.0	20,171	5.0

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

Under Connecticut law, the Bank may pay dividends only out of net profits. The Connecticut Banking Commissioner’s approval is required for dividend payments which exceed the current year’s net profits and retained net profits from the preceding two years. As of December 31, 2015, the Bank is restricted from declaring dividends to the Company in an amount greater than $2,109,000.

NOTE 18 - EMPLOYEE BENEFITS

The Company sponsors a 401(k) savings and retirement plan. Employees who are 21 years of age and employed on the plan's effective date are immediately eligible to participate in the plan. Other employees who have attained age 21 are eligible for membership on the first day of the month following completion of 90 days of service.

The provisions of the 401(k) plan allow eligible employees to contribute subject to IRS limitations. The Company's matching contribution will be determined at the beginning of the plan year. The Company's expense under this plan was $95,000 in 2015 and $74,000 in 2014.

The Company entered into Supplemental Executive Retirement Agreements with current and former executive officers. The agreements require the payment of specified benefits upon retirement over specified periods as described in each agreement. The total liability for the agreements included in other liabilities was $804,000 at December 31, 2015 and $715,000 at December 31, 2014. Expenses under these agreements amounted to $126,000 and $101,000, respectively, for the years ended December 31, 2015 and 2014. Payments made under the agreements were $37,000 and $34,000, respectively for each of the years ended December 31, 2015 and 2014.

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

NOTE 19 - STOCK BASED COMPENSATION PLANS

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

During 2015 and 2014, the Company granted 8,225 shares and 1,934 shares, respectively, of restricted stock with an award value of $177,000 and $41,000, respectively, or $21.52 and $21.50 per share, respectively. The restricted shares vest over a three year period. During 2015 and 2014, the Company recognized compensation expense related to the restricted shares awarded in the amounts of $178,000 and $145,000, respectively. The recognized tax benefit related to this expense was $53,000 in 2015 and $49,000 in 2014.

A summary of the status of the restricted stock awards as of December 31 and changes during the years ending on that date is presented below:

	2015		2014
		Weighted-Average		Weighted-Average
	Number of	Grant	Number of	Grant
Fixed Options	Shares	Price	Shares	Price
Non-vested restricted stock awards at beginning of year	9,792	$23.00	19,524	$22.95
Restricted shares granted	8,225	21.52	1,934	21.50
Shares vested	(5,634)	23.24	(7,756)	23.08
Shares forfeited	(300)	23.52	(3,910)	23.09
Non-vested restricted stock awards at end of year	12,083	$21.92	9,792	$23.00

As of December 31, 2015, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $206,000. This amount is expected to be recognized over a weighted average period of 1.8 years.

A summary of the status of the Company’s stock option plan as of December 31 and changes during the years ending on that date is presented below:

	2015		2014
		Weighted-Average		Weighted-Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	21,000	$31.50	31,500	$30.67
Granted	20,000	30.00	-	-
Forfeited	(21,000)	31.50	(10,500)	29.00
Outstanding at end of year	20,000	30.00	21,000	31.50

Options exercisable at year-end	4,500	$30.00	21,000	$31.50
Weighted-average fair value of options granted during the year	$2.20		N/A

The following table summarizes information about fixed stock options outstanding and exercisable as of December 31, 2015:

December 31,2015
Options Outstanding and Exercisable
		Weighted-Average
	Number	Remaining	Number
Exercise Price	Outstanding	Contractual Life	Exercisable	Exercise Price
$30.00	20,000	10 years	4,500	$30.00

The fair value of each option award in 2015 was $2.20, as estimated on the date of grant using the Black-Scholes Option Pricing Model using the following assumptions: 10 years expected term; 2.59% expected dividend yield; 0.00% expected forfeiture rate; 20.13% expected volatility; and a 2.27% risk-free interest rate.

These assumptions can be highly subjective and therefore, the Company uses historical data within the valuation model. The expected term of options granted is derived from actual option exercise. The expected dividend yield is based on the current annual dividend on a current stock price. The expected volatility is derived from historical returns of the daily closing stock price over the year ended December 31, 2015. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for periods that coincide with the contractual life of the option.

As of December 31, 2015, the remaining compensation costs related to stock options granted under the Plans amounted to $34,000. There were 4,500 shares that vested during the year ended December 31, 2015. Unearned compensation costs relating to the 15,500 unvested shares at December 31, 2015 will be recognized over a weighted average period of 1.7 years. Compensation expense related to the stock options amounted to $10,000 in 2015 and $0 in 2014.

NOTE 20 - EARNINGS PER SHARE

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income available to common stockholders are as follows:

	2015	2014
	(In Thousands, Except Share Data)
Basic earnings per share computation:
Net income	$1,409	$805
Preferred stock net accretion	(12)	(12)
Cumulative preferred stock dividends	(96)	(90)
Net income available to common shareholders	$1,301	$703

Weighted average shares outstanding, basic	953,539	880,618

Basic earnings per share	$1.37	$0.80

Diluted earnings per share computation:
Net income	$1,409	$805
Preferred stock net accretion	(12)	(12)
Cumulative preferred stock dividends	(96)	(90)
Net income available to common shareholders	$1,301	$703

Weighted average shares outstanding, before dilution	953,539	880,618
Dilutive potential shares, stock options and awards	3,075	4,415
Weighted average shares outstanding, assuming dilution	956,614	885,033

Diluted earnings per share	$1.36	$0.79

Anti-dilutive equity-based awards totaling 20,000 shares and 21,000 shares for the years ended December 31, 2015 and 2014, respectively, have been excluded from the calculation of diluted EPS.

NOTE 21 – COMMON STOCK OFFERING

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

The closing occurred on November 10, 2015, following satisfaction of the closing conditions set forth in the Underwriting Agreement. As a result of the public offering, the Company issued 400,000 shares of common stock at $21.00 per share. On November 17, 2015, the Underwriter exercised a portion of the Option and purchased an additional 51,473 shares of common stock at $21.00 per share.

In connection with the public offering and the Option, the Company issued a total of 451,473 shares of its common stock at $21.00 per share. Net proceeds amounted to $8,503,000, after deducting related underwriting discounts, fees and other expenses of $978,000.

NOTE 22 - PREFERRED STOCK

On August 11, 2011, the Company issued 9,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “SBLF Preferred Stock”), to the U.S. Treasury pursuant to the Small Business Lending Fund program (the “SBLF”). The SBLF Preferred Stock was purchased for $9 million, had no maturity date and ranked senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company. The dividend rate on the SBLF Preferred Stock was 1% in 2015 and 2014. On December 18, 2015, the Company redeemed all of the 9,000 outstanding shares of the SBLF Preferred Stock for an aggregate redemption price of approximately $9.02 million, including dividends accrued but unpaid through but not including the redemption date. The redemption of the SBLF Preferred Stock terminated the Company’s participation in the SBLF program.

NOTE 23- LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 24 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 25 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

On February 17, 2016, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.14 per share on the Company’s common stock. The dividend is payable on March 11, 2016 to shareholders of record as of February 29, 2016.

NOTE 26 – PARENT COMPANY INFORMATION

Financial information for the parent company only is presented in the following tables:

Condensed balance sheets

(in thousands)
	December 31,
Assets	2015	2014
Cash and due from banks	$557	$40
Investment in subsidiaries	36,045	29,095
Due from subsidiary	164	127
Other assets	321	210

Total Assets	$37,087	$29,472

Liabilities and stockholders' equity
Long-term subordinated debt	$7,230	$-
Other liabilities	115	-
Total liabilities	7,345	-
Total stockholders' equity	29,742	29,472

Total Liabilities and stockholders' equity	$37,087	$29,472

Condensed statements of income

(in thousands)	Years ended December 31,
	2015	2014
Operating Income
Dividend income from operating subsidiary	$525	$680
Total operating income	525	680

Operating Expense
Interest on long-term debt	61	-
Salaries and employee benefits	156	88
Forms and supplies	-	6
Professional fees	79	38
Directors’ fees	33	58
Correspondent charges	63	40
Other expense	29	13
Total operating expense	421	243
Income before tax benefit and equity in undistributed earnings of subsidiaries	104	437
Income tax benefit	143	83
Equity in undistributed earnings of subsidiaries	1,162	285
Net income	$1,409	$805

Condensed statements of cash flows

(in thousands)	Years ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,409	$805
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(1,162)	(285)
Stock based compensation	188	145
Other, net	(32)	(105)
Amortization of long-term debt issuance costs	7	-
Net cash provided by operating activities	410	560

Cash flows from investing activity:
Investment in operating subsidiary	(6,000)	-
Net cash used in investing activity	(6,000)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	8,542	39
Proceeds from the issuance of subordinated debt	7,223	-
Redemption of preferred stock	(9,000)	-
Excess tax benefit related to stock based compensation	-	1
Dividends paid - preferred stock	(96)	(90)
Dividends paid - common stock	(562)	(492)
Net cash provided by (used in) financing activities	6,107	(542)

Net increase in cash and cash equivalents	517	18
Cash and cash equivalents at beginning of year	40	22
Cash and cash equivalents at end of year	$557	$40