Form 10-Q
period 2016-03-31
SBT Bancorp, Inc.
filed 2016-05-13
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

As of May 6, 2016, the registrant had 1,360,689 shares of its Common Stock, no par value per share, outstanding.

table of contents

SBT Bancorp, Inc. and Subsidiary

Page No.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	4

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2016 and 2015 (unaudited)	5

Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015 (unaudited)	6

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2016 and 2015 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (unaudited)	8 - 9

Notes to Condensed Consolidated Financial Statements – (unaudited)	10 - 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25- 34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	35

Item 6. Exhibits	36

SIGNATURES	37

EXHIBIT INDEX	38

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

	3/31/16	12/31/15
	(Unaudited)
ASSETS
Cash and due from banks	$6,111	$8,933
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	5,867	19,795
Money market mutual funds	393	13
Federal funds sold	200	149
Cash and cash equivalents	12,571	28,890

Certificates of deposit	1,500	1,250

Investments in available-for-sale securities	72,874	71,517
Federal Home Loan Bank stock, at cost	2,009	2,047

Loans held-for-sale	1,187	2,167

Loans outstanding	346,863	326,723
Less: allowance for loan losses	3,160	3,028
Loans, net	343,703	323,695

Premises and equipment, net	1,688	1,420
Accrued interest receivable	1,161	1,143
Bank owned life insurance	8,940	7,389
Other assets	4,831	5,262
Total other assets	16,620	15,214

Total assets	$450,464	$444,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$123,904	$135,580
Savings and NOW deposits	204,187	179,775
Time deposits	55,121	57,287
Total deposits	383,212	372,642

Securities sold under agreements to repurchase	1,988	1,915
Federal Home Loan Bank advances	26,000	31,500
Long-term subordinated debt	7,230	7,230
Other liabilities	1,621	1,751
Total liabilities	420,051	415,038
Stockholders' equity:
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 1,361,103 shares and 1,360,689 shares, respectively, at March 31, 2016 and 1,360,591 shares and 1,360,177 shares, respectively, at December 31, 2015	18,871	18,856
Retained earnings	11,305	11,288
Treasury stock, 414 shares	(7)	(7)
Unearned compensation-restricted stock awards	(172)	(206)
Accumulated other comprehensive income (loss)	416	(189)
Total stockholders' equity	30,413	29,742
Total liabilities and stockholders' equity	$450,464	$444,780

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for share and per share amounts)

	For the three months ended
	3/31/2016	3/31/2015
Interest and dividend income:
Interest and fees on loans	$3,075	$2,641
Investment securities	390	434
Interest-bearing deposits	23	7
Total interest and dividend income	3,488	3,082
Interest expense:
Interest on deposits	159	185
Interest on securities sold under agreements to repurchase	1	1
Interest on long-term subordinated debt	107	-
Interest on Federal Home Loan Bank advances	32	8
Total interest expense	299	194
Net interest and dividend income	3,189	2,888

Provision for loan losses	131	50

Net interest and dividend income after provision for loan losses	3,058	2,838
Noninterest income (loss):
Service charges on deposit accounts	90	104
Gain on sales of available-for-sale securities, net of writedowns	47	43
Mortgage loan servicing activities	(247)	(92)
Gain on sale of mortgages	241	229
Investment services fees and commissions	27	34
Other service charges and fees	233	143
Increase in cash surrender value of life insurance policies	51	52
Other income	17	17
Total noninterest income	459	530
Noninterest expense:
Salaries and employee benefits	1,830	1,580
Occupancy expense	370	377
Equipment expense	93	102
Advertising and promotions	107	105
Forms and supplies	39	32
Professional fees	84	105
Directors’ fees	53	51
Correspondent charges	72	29
FDIC assessment	62	78
Data processing	213	144
Internet banking costs	53	53
Other expenses	342	313
Total noninterest expense	3,318	2,969
Income before income taxes	199	399
Income tax (benefit) provision	(7)	56
Net income	$206	$343
Net income available to common stockholders	$206	$317
Weighted average shares outstanding, basic	1,348,572	887,891
Earnings per common share, basic	$0.15	$0.36
Weighted average shares outstanding, assuming dilution	1,350,507	888,988
Earnings per common share, assuming dilution	$0.15	$0.36

Dividends declared per common share	$0.14	$0.14

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$206	$343
Other comprehensive income, net of tax:
Net change in unrealized holding gain/loss on securities available-for-sale	966	568
Reclassification adjustment for realized gains in net income	(47)	(43)
Other comprehensive income, before tax	919	525
Income tax expense	(314)	(177)
Other comprehensive income, net of tax	605	348
Comprehensive income	$811	$691

See accompanying notes to the unaudited condensed consolidated financial statements.

 SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

 (Dollars in thousands)

	Preferred Stock	Common	Retained	Treasury	Unearned Compensation- Restricted	Accumulated Other Comprehensive
	Series C	Stock	Earnings	Stock	Stock Awards	Income (Loss)	Total
Balance, December 31, 2014	$8,988	$10,127	$10,549	$(7)	$(207)	$22	$29,472
Net income	-	-	343	-	-	-	343
Other comprehensive income, net of tax	-	-	-	-	-	348	348
Preferred stock dividends	-	-	(23)	-	-	-	(23)
Preferred stock amortization (accretion)	3	-	(3)	-	-	-	-
Stock-based compensation	-	-	-	-	9	-	9
Restricted stock awards	-	177	-	-	(177)	-	-
Common stock issued	-	9	-	-	-	-	9
Dividends declared on common stock ($.14 per share)	-	-	(125)	-	-	-	(125)
Balance March 31, 2015	$8,991	$10,313	$10,741	$(7)	$(375)	$370	$30,033

Balance, December 31, 2015	$-	$18,856	$11,288	$(7)	$(206)	$(189)	$29,742
Net income	-	-	206	-	-	-	206
Other comprehensive income, net of tax	-	-	-	-	-	605	605
Stock-based compensation	-	5	-	-	34	-	39
Common stock issued	-	10	-	-	-	-	10
Dividends declared on common stock ($.14 per share)	-	-	(189)	-	-	-	(189)
Balance, March 31, 2016	$-	$18,871	$11,305	$(7)	$(172)	$416	$30,413

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the three months ended
	3/31/2016	3/31/2015
Cash flows from operating activities:
Net income	$206	$343
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	88	99
Amortization of mortgage servicing rights	166	150
Gain on sales of available-for-sale securities	(47)	(43)
Change in deferred origination costs, net	(254)	25
Provision for loan losses	131	50
Loans originated for sale	(13,297)	(15,004)
Proceeds from sales of loans originated for sale	14,518	16,076
Gain on sales of loans	(241)	(229)
Gain on sale of other real estate owned	-	(9)
Depreciation and amortization	78	111
Accretion on impairment of operating lease	-	(11)
Amortization of long-term subordinated debt issuance costs	7	-
Increase in other assets	(75)	(56)
(Increase) decrease in interest receivable	(18)	91
Decrease in taxes receivable	26	54
Increase in cash surrender value of bank owned life insurance	(51)	(52)
Stock-based compensation	39	9
Decrease in other liabilities	(71)	(218)
(Decrease) increase in interest payable	(59)	16

Net cash provided by operating activities	1,146	1,402

Cash flows from investing activities:
Purchases of certificates of deposit	(250)	-
Purchases of available-for-sale securities	(3,827)	-
Proceeds from maturities of available-for-sale securities	2,783	2,354
Proceeds from sales of available-for-sale securities	565	588
Purchases of Federal Home Loan Bank stock	(418)	(80)
Redemption of Federal Home Loan Bank stock	456	-
Loan originations and principal collections, net	(11,892)	(4,045)
Loans purchased	(7,994)	(2,103)
Recoveries of loans previously charged off	1	1
Proceeds from sale of other real estate owned	-	114
Purchase of bank owned life insurance	(1,500)	-
Capital expenditures	(346)	(64)

Net cash used in investing activities	(22,422)	(3,235)

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

(continued)

	For the three months ended
	3/31/2016	3/31/2015

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	12,736	6,269
Decrease in time deposits	(2,166)	(1,772)
Net increase (decrease) in securities sold under agreements to repurchase	73	(843)
Net change in short-term Federal Home Loan Bank advances	(5,500)	(7,000)
Proceeds from issuance of common stock	10	9
Increase in subordinated debt issuance fees	(7)	-
Dividends paid - preferred stock	-	(23)
Dividends paid - common stock	(189)	(125)

Net cash provided by (used in) financing activities	4,957	(3,485)

Net decrease in cash and cash equivalents	(16,319)	(5,318)
Cash and cash equivalents at beginning of period	28,890	19,820
Cash and cash equivalents at end of period	$12,571	$14,502

Supplemental disclosures:
Interest paid	$358	$178
Income taxes received	33	-

See accompanying notes to the unaudited condensed consolidated financial statements.

 SBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity of SBT Bancorp, Inc. (the “Company”) for the periods presented. The Company’s only business is its investment in The Simsbury Bank & Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses, valuation and potential other-than-temporary impairment (“OTTI”) of available-for-sale securities and the valuation of deferred tax assets.

While management believes that the disclosures presented are adequate so as to not make the information misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2015.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2016, the Company maintained a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the three months ended March 31, 2016, the Company recognized $39 thousand in stock-based employee compensation expense. During the three months ended March 31, 2015, the Company recognized $9 thousand in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company adopted this ASU for the year ended December 31, 2015 in relation to its debt issuance costs.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU will require entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It will also require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. The ASU will take effect for public companies for fiscal years beginning after December 15, 2017. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842).” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently reviewing this ASU to determine the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “ Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting.” The ASU simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The new guidance will be effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In April 2016, the FASB voted to proceed with the proposed standard on accounting for credit losses. The standard would replace multiple existing impairment models, including replacing an “incurred loss” model for loans with an “expected loss” model. The FASB has recently announced that the standard will be effective for public compies that are Securities and Exchange Commission (“SEC”) filers, such as the Company, for fiscal years beginning after December 15, 2019(and interim periods within those fiscal years), and final guidance is expected to be issued in the second quarter of 2016. The final standard may have a material impact on the Company’s retained earnings in the period of adoption.

NOTE 4 – FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 820-10, “Fair Value Measurement - Overall,” provides a framework for measuring fair value under generally accepted accounting principles.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2016 and December 31, 2015.

The Company’s investments in obligations of states and municipalities, mortgage-backed securities and other debt securities available-for-sale are generally classified within Level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information, and the instrument’s terms and conditions.

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

The following summarizes assets measured at fair value at March 31, 2016 and December 31, 2015.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$10,553	$-	$10,553	$-
Obligations of states and municipalities	15,339	-	15,339	-
Mortgage-backed securities	45,884	-	45,884	-
SBA loan pools	1,098	-	1,098	-
	$72,874	$-	$72,874	$-

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$10,463	$-	$10,463	$-
Obligations of states and municipalities	14,669	-	14,669	-
Mortgage-backed securities	45,281	-	45,281	-
SBA loan pools	1,104	-	1,104	-
Totals	$71,517	$-	$71,517	$-

Assets Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2016:
Impaired loans	$240	$-	$-	$240
	$240	$-	$-	$240

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2015:
Impaired loans	$240	$-	$-	$240
	$240	$-	$-	$240

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,571	$12,571	$-	$-	$12,571
Certificates of deposit	1,500	1,500	-	-	1,500
Available-for-sale securities	72,874	-	72,874	-	72,874
Federal Home Loan Bank stock	2,009	2,009	-	-	2,009
Loans held-for-sale	1,187	-	-	1,205	1,205
Loans, net	343,703	-	-	345,387	345,387
Accrued interest receivable	1,161	1,161	-	-	1,161
Bank owned life insurance	8,940	-	8,940	-	8,940

Financial liabilities:
Deposits	383,212	-	379,453	-	379,453
Securities sold under agreements to repurchase	1,988	-	1,988	-	1,988
Federal Home Loan Bank advances	26,000	-	26,000	-	26,000
Long-term subordinated debt	7,230	-	7,557	-	7,557

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$28,890	$28,890	$-	$-	$28,890
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	71,517	-	71,517	-	71,517
Federal Home Loan Bank stock	2,047	2,047	-	-	2,047
Loans held-for-sale	2,167	-	-	2,187	2,187
Loans, net	323,695	-	-	322,596	322,596
Accrued interest receivable	1,143	1,143	-	-	1,143
Bank owned life insurance	7,389	-	7,389	-	7,389

Financial liabilities:
Deposits	372,642	-	363,752	-	363,752
Securities sold under agreements to repurchase	1,915	-	1,915	-	1,915
Federal Home Loan Bank advances	31,500	-	31,500	-	31,500
Long-term subordinated debt	7,230	-	7,339	-	7,339

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2016 and 2015:

	For the three months ended
	3/31/16	3/31/15
	(In Thousands, Except Share and Per Share Data)
Basic earnings per share computation:
Net income	$206	$343
Preferred stock net accretion	-	(3)
Cumulative preferred stock dividends	-	(23)
Net income available to common stockholders	$206	$317

Weighted average shares outstanding, basic	1,348,572	887,891

Basic earnings per share	$0.15	$0.36

Diluted earnings per share computation:
Net income	$206	$343
Preferred stock net accretion	-	(3)
Cumulative preferred stock dividends	-	(23)
Net income available to common stockholders	$206	$317

Weighted average shares outstanding, before dilution	1,348,572	887,891
Dilutive potential shares	1,935	1,097
Weighted average shares outstanding, assuming dilution	1,350,507	888,988

Diluted earnings per share	$0.15	$0.36

NOTE 6 – INVESTMENT SECURITIES

The following tables summarize the amounts and distribution of the Company’s investment securities held as of March 31, 2016 and December 31, 2015:

	INVESTMENT PORTFOLIO
	(In Thousands)

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Yield

AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by U.S. government corporations and agencies
Due after one to five years	$10,495	$58	$-	$10,553	1.30%
Total U.S. government corporations and agencies	10,495	58	-	10,553	1.30%
Obligations of states and municipalities
Due after one to five years	1,657	8	-	1,665	3.50%
Due after five to ten years	4,846	204	9	5,041	2.91%
Due after ten to fifteen years	6,227	217	-	6,444	2.70%
Due beyond fifteen years	2,116	73	-	2,189	3.13%
Total obligations of states and municipalities	14,846	502	9	15,339	2.92%
Mortgage-backed securities
Due after one to five years	657	13	-	670	2.52%
Due after five to ten years	2,460	36	2	2,494	2.04%
Due after ten to fifteen years	25,208	90	38	25,260	1.81%
Due beyond fifteen years	17,504	64	108	17,460	2.28%
Total mortgage-backed securities	45,829	203	148	45,884	2.01%
SBA loan pool
Due after five to ten years	1,072	26	-	1,098	3.17%
Total SBA loan pool	1,072	26	-	1,098	3.17%

Total available-for-sale securities	$72,242	$789	$157	$72,874	2.33%

	INVESTMENT PORTFOLIO
	(In Thousands)

	December 31,2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Yield

AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by U.S. government corporations and agencies
Due after one to five years	$10,499	$6	$42	$10,463	1.33%
Total U.S. government corporations and agencies	10,499	6	42	10,463	1.33%
Obligations of states and municipalities
Due within one year	375	4	-	379	3.95%
Due after one to five years	7,780	305	20	8,065	2.70%
Due after five to ten years	4,580	121	8	4,693	3.08%
Due after ten to fifteen years	1,025	9	8	1,026	2.51%
Due beyond fifteen years	498	8	-	506	3.25%
Total obligations of states and municipalities	14,258	447	36	14,669	2.86%
Mortgage-backed securities
Due after one to five years	733	12	-	745	2.43%
Due after five to ten years	1,997	19	7	2,009	2.13%
Due after ten to fifteen years	25,144	16	393	24,767	1.80%
Due beyond fifteen years	18,084	18	342	17,760	2.20%
Total mortgage-backed securities	45,958	65	742	45,281	1.98%
SBA loan pools
Due after five to ten years	1,089	23	8	1,104	3.19%
Total SBA loan pools	1,089	23	8	1,104	3.19%

Total available-for-sale securities	$71,804	$541	$828	$71,517	2.36%

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$500	$-	$500	$-	$1,000	$-
Obligations of states and municipalities	491	9	-	-	491	9
Mortgage-backed securities	7,113	9	11,908	111	19,021	120
Total temporarily impaired securities	8,104	18	12,408	111	20,512	129

Other-than-temporarily impaired securities:
Mortgage-backed securities	12	-	213	28	225	28
Total temporarily impaired and other- than-temporarily impaired securities	$8,116	$18	$12,621	$139	$20,737	$157

December 31, 2015:
Debt securities issued by U.S. Government corporations and agencies	$5,975	$24	$2,482	$18	$8,457	$42
SBA loan pools	760	8	-	-	760	8
Obligations of states and municipalities	702	8	1,997	28	2,699	36
Mortgage-backed securities	22,125	255	17,463	461	39,588	716
Total temporarily impaired securities	29,562	295	21,942	507	51,504	802

Other-than-temporarily impaired securities:
Mortgage-backed securities	15	-	219	26	234	26
Total temporarily impaired and other- than-temporarily impaired securities	$29,577	$295	$22,161	$533	$51,738	$828

The investments in the Company’s investment portfolio that were temporarily impaired as of March 31, 2016 consisted of debt securities issued by U.S. government agencies and sponsored enterprises, obligations of states and municipalities and mortgage-backed securities. The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis. The gross unrealized losses are primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As the Company has the ability and intent to hold securities for the foreseeable future, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, no declines are deemed to be other than temporary, unless otherwise noted above.

During the three months ended March 31, 2016, there were proceeds of $565 thousand from sales of available-for-sale securities. Gross realized gains on these sales amounted to $47 thousand. The tax expense applicable to these gross realized gains amounted to $16 thousand.

During the three months ended March 31, 2015, there were proceeds of $588 thousand from sales of available-for-sale securities. Gross realized gains on these sales amounted to $43 thousand. The tax expense applicable to these gross realized gains amounted to $15 thousand.

NOTE 7 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

Loans consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In Thousands)
Real estate - residential	$138,212	$138,628
Real estate - commercial	66,452	62,118
Real estate- municipal	8,579	8,629
Real estate - construction and land development	14,463	10,070
Home equity	46,364	47,681
Commercial and industrial	43,297	35,305
Municipal	6,417	3,610
Consumer	21,493	19,350
Total loans	345,277	325,391
Allowance for loan losses	(3,160)	(3,028)
Deferred costs, net	1,586	1,332
Net loans	$343,703	$323,695

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, home equity, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2016.

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

Construction and land development loans: Loans in this segment primarily include real estate development loans for which payment is derived from the sale of the property. Credit risk is affected by cost overruns, time to sell at adequate prices, and market conditions.

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

The following tables present the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and March 31, 2015:

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2016:
Allowance for loan losses:
Beginning balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028
Charge-offs	-	-	-	-	-	-	-	-
Recoveries		-	-	-	1	-	-	1
Provision (benefit)	2	94	(38)	(8)	110	17	(46)	131
Ending balance	$1,067	$800	$286	$323	$509	$174	$1	$3,160

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2015:
Allowance for loan losses:
Beginning balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761
Charge-offs	(13)	-	-	-	-	-	-	(13)
Recoveries	1	-	-	-	-	-	-	1
(Benefit) provision	(29)	(47)	131	(8)	16	(9)	(4)	50
Ending balance	$1,044	$691	$380	$316	$243	$125	$-	$2,799

The following tables set forth information regarding loans and the allowance for loan losses by portfolio segment as of March 31, 2016 and December 31, 2015:

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
March 31, 2016:
Allowance for loan losses
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$2	-	$-	$2
Ending balance: Collectively evaluated for impairment	1,067	800	286	323	507	174	1	$3,158
Total allowance for loan losses ending balance	$1,067	$800	$286	$323	$509	$174	$1	$3,160

Loans:
Ending balance: Individually evaluated for impairment	$-	$2,247	$-	$-	342	$-	$-	$2,589
Ending balance:
Collectively evaluated for impairment	138,212	72,784	14,463	46,364	49,372	21,493	-	342,688
Total loans ending balance	$138,212	$75,031	$14,463	$46,364	$49,714	$21,493	$-	$345,277

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2015:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$-	$2
Ending balance:
Collectively evaluated for impairment	1,065	706	324	331	396	157	47	3,026
Total allowance for loan losses ending balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028

Loans:
Ending balance:
Individually evaluated for impairment	$-	$2,285	$-	$-	$363	$-	$-	$2,648
Ending balance:
Collectively evaluated for impairment	138,628	68,462	10,070	47,681	38,552	19,350	-	322,743
Total loans ending balance	$138,628	$70,747	$10,070	$47,681	$38,915	$19,350	$-	$325,391

The following tables present the Company’s loans by risk rating as of March 31, 2016 and December 31, 2015:

	Real Estate
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial and Industrial	Consumer	Total
	(In Thousands)
March 31, 2016:
Grade:
Pass	$-	$68,036	$14,463	$-	$44,684	$-	$127,183
Special mention	-	3,270	-	-	4,688	-	7,958
Substandard	591	3,725	-	229	342	-	4,887
Loans not formally rated	137,621	-	-	46,135	-	21,493	205,249
Total	$138,212	$75,031	$14,463	$46,364	$49,714	$21,493	$345,277

December 31, 2015:
Grade:
Pass	$-	$64,823	$10,070	$-	$36,649	$-	$111,542
Special mention	-	2,132	-	-	216	-	2,348
Substandard	732	3,792	-	262	2,050	-	6,836
Loans not formally rated	137,896	-	-	47,419	-	19,350	204,665
Total	$138,628	$70,747	$10,070	$47,681	$38,915	$19,350	$325,391

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

Risk Rating 5 (Substandard) – This risk rating is assigned to borrowers who may not have adequate cash flow or collateral to satisfy their loan obligations as originally defined in the loan agreement. Substandard loans may be placed on non-accrual status if the conditions described above are generally met.

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

Loans not formally rated include residential, home equity and consumer loans. As of March 31, 2016, $205.2 million of the total residential, home equity and consumer loan portfolio of $206.0 million was not formally rated. As of December 31, 2015, $204.7 million of the total residential, home equity and consumer loan portfolio of $205.7 million was not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a loan portfolio with low delinquencies. Total non-accrual and delinquent loans as of March 31, 2016 were 1.72% of total loans outstanding compared to 1.21% on December 31, 2015. The Company’s allowance for loan losses at March 31, 2016 was 0.91% of total loans compared to 0.93% as of December 31, 2015.

An age analysis of past-due loans, segregated by class of loans, as of March 31, 2016 and December 31, 2015 is as follows:

	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual Loans
	(In Thousands)
March 31, 2016:
Real estate:
Residential	$541	$-	$453	$994	$137,218	$138,212	$-	$942
Commercial	-	-	1,637	1,637	64,815	66,452	-	2,249
Municipal	-	-	-	-	8,579	8,579	-	-
Construction and land development	-	-	-	-	14,463	14,463	-	-
Home equity	-	83	146	229	46,135	46,364	-	229
Commercial and industrial	756	1,175	342	2,273	41,024	43,297	-	342
Municipal	-	-	-	-	6,417	6,417	-	-
Consumer	79	-	15	94	21,399	21,493	-	15
Total	$1,376	$1,258	$2,593	$5,227	$340,050	$345,277	$-	$3,777

December 31, 2015:
Real estate:
Residential	$-	$1,062	$594	$1,656	$136,972	$138,628	$-	$1,086
Commercial	-	-	1,668	1,668	60,450	62,118	-	2,285
Municipal	-	-	-	-	8,629	8,629	-	-
Construction and land development	-	-	-	-	10,070	10,070	-	-
Home equity	35	84	178	297	47,384	47,681	-	340
Commercial and industrial	-	-	363	363	34,942	35,305	-	363
Municipal	-	-	-	-	3,610	3,610	-	-
Consumer	47	7	5	59	19,291	19,350	-	5
Total	$82	$1,153	$2,808	$4,043	$321,348	$325,391	$-	$4,079

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
March 31, 2016:
With no related allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	2,247	2,247	-	2,276	19
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Total impaired with no related allowance	$2,247	$2,247	$-	$2,276	$19

With an allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	342	342	2	356	-
Total impaired with an allowance recorded	$342	$342	$2	$356	$-

Total
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	2,247	2,247	-	2,276	19
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	342	342	2	356	-
Total impaired loans	$2,589	$2,589	$2	$2,632	$19

December 31, 2015:
With no related allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	2,285	2,285	-	2,358	77
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Total impaired with no related allowance	$2,285	$2,285	$-	$2,358	$77

With an allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	363	363	2	404	-
Total impaired with an allowance recorded	$363	$363	$2	$404	$-

Total
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	2,285	2,285	-	2,358	77
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	363	363	2	404	-
Total impaired loans	$2,648	$2,648	$2	$2,762	$77

The Bank’s TDRs are determined by management. TDRs may include all accrued interest, late charges, title and recording fees, and attorneys’ fees being added back to the pre-modification balance. In addition, rates and terms of the loans may have changed. There were no loans modified as a troubled debt restructuring during the three months ended March 31, 2016.

There was one commercial loan that was modified as a troubled debt restructuring during the year ended December 31, 2015. The loan, with a recorded investment of $363 thousand at December 31, 2015, had its payment temporarily reduced as part of the modification. The loan was individually evaluated for impairment as of December 31, 2015 and it was determined that a $2 thousand specific allowance was required. The loan was in non-accrual status at March 31, 2016 and December 31, 2015.

As of March 31, 2016, there were no foreclosed residential real estate properties held by the Company. There were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure according to local requirements of the applicable jurisdiction at March 31, 2016.

The balance of mortgage servicing rights included in other assets at March 31, 2016 and December 31, 2015 was $1.81 million and $2.04 million, respectively. Mortgage servicing rights of $163 thousand and $180 thousand were capitalized for the three months ended March 31, 2016 and March 31, 2015, respectively. Amortization of mortgage servicing rights was $166 thousand and $150 thousand for the three months ended March 31, 2016 and March 31, 2015, respectively. The fair value of these rights was $1.81 million and $2.72 million as of March 31, 2016 and December 31, 2015, respectively.

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $245.7 million and $255.2 million as of March 31, 2016 and December 31, 2015, respectively.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of funds borrowed from customers on a short-term basis secured by portions of the Company's investment portfolio. The securities which were sold have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by the U.S. Treasury and other U.S. government sponsored enterprises, corporations and agencies and states and municipalities. The securities were held in safekeeping by Morgan Stanley, under the control of the Company. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The agreements generally mature within three months from date of issue.

NOTE 9 – OTHER COMPREHENSIVE INCOME

The following tables present the reclassification disclosure for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Three months ended:	2016	2015
	( In Thousands)
Net change in unrealized holding gain on securities available-for-sale	$966	$568
Reclassification adjustment for realized gains in net income (1)	(47)	(43)
Other comprehensive income, before tax	919	525
Income tax expense	(314)	(177)
Other comprehensive income, net of tax	$605	$348

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

●

In April 2016, the FASB voted to proceed with the proposed standard on accounting for credit losses. The standard would replace multiple existing impairment models, including replacing an “incurred loss” model for loans with an “expected loss” model. The FASB has recently announced announced that the standard will be effective for public compies that are SEC filers, such as the Company, for fiscal years beginning after December 15, 2019 (and interim periods within those fiscal years), and final guidance is expected to be issued in the second quarter of 2016. The final standard may have a material impact on the Company’s retained earnings in the period of adoption.

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company for the three months ended March 31, 2016. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the three months ended March 31, 2016 not misleading have been made.

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

The Bank’s main office and its corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in the towns of Granby, Avon, and Bloomfield, Connecticut. The Bank also maintains mortgage centers in Glastonbury, Connecticut, Warwick, Rhode Island, Mattapoisett, Massachusetts, and Mansfield, Massachusetts. Services to the Bank’s customers are also provided through SBT Online Internet banking. The Bank’s customer base consists primarily of individual customers and small businesses in north central Connecticut. On July 10, 2015, the Bank filed applications with the Connecticut Department of Banking and the Federal Deposit Insurance Corporation to open a full service branch at 1232 Farmington Avenue in West Hartford, Connecticut. The Bank received regulatory approval from the Connecticut Department of Banking and the FDIC to open this new branch office in West Hartford, Connecticut and the branch opened to the public in April 2016.

The Bank offers investment products and services to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and its affiliation with the securities broker/dealer, LPL Financial LLC.

Disclosure of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. One of these significant policies relates to the provision for loan losses. See the heading “Provision for Loan Losses” below for further details about the Bank’s current provision.

Overview

For the three months ended March 31, 2016, net income amounted to $206 thousand, or $0.15 per diluted share. This compares to net income of $343 thousand, or $0.36 per diluted share, for the three months ended March 31, 2015. Total assets as of March 31, 2016 were $450 million compared to $445 million as of December 31, 2015.

Key financial highlights for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 include total asset growth since March 31, 2015 of $44.6 million or 11%, and net loan growth of $54.3 million or 18.7% over the last 12 months. Deposits increased in the same 12 months by $23 million primarily due to a $15.3 million increase in demand deposits and a $12.1 million increase in savings and NOW accounts, which were partially offset by a $4.8 million decrease in time deposits. Net loan growth for the three months ended March 31, 2016 was $20.0 million or 6.2%. Net deposit growth for the three months ended March 31, 2016 was $10.6 million or 2.8%.

For the first quarter of 2016, the Company’s earnings per share was $0.15, a decrease of $0.21 in basic and diluted earnings per share compared to $0.36 for the first quarter of 2015. Non-accrual loans increased to $3.8 million as of March 31, 2016, which was 1.1% of total loans as of such date, from $2.1 million or 0.7% of total loans a year ago. Total non-accrual and delinquent loans increased to 1.8% of total loans outstanding as of March 31, 2016 from 1.1% of total loans outstanding as of March 31, 2015. The Company’s allowance for loan losses was 0.91% of total loans at March 31, 2016.

Total deposits as of March 31, 2016 were $383 million, an increase of $22 million or 6.1% from deposits of $361 million a year ago. At March 31, 2016, 32% of total deposits were in non-interest bearing demand accounts, 53% were in low-cost savings and NOW accounts, and 15% were in time deposits. At March 31, 2016, the Company had approximately 20,819 deposit accounts compared to 21,681 deposit accounts at March 31, 2015.

At March 31, 2016, total gross loans were $345 million compared to $291 million a year ago. Commercial loans grew by $45.8 million or 50.0%, residential mortgage loans decreased by $2.7 million or 1.9%, and consumer loans grew by $6.1 million or 9.9% primarily due to an increase in purchased auto loans.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $3.6 million in the first quarter of 2016 compared to $3.4 million a year ago due to an increase in interest income on loans of $434 thousand and an increase in service charges and fees revenue of $69 thousand, which were partially offset by a reduction of $143 thousand in mortgage banking activities. The reduction of mortgage banking activities income is related to a $193 thousand impairment charge on the mortgage servicing rights asset due to declines in market interest rates and related increase in implied prepayment rates.

The Company’s year-to-date 2016 taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.06% for the first quarter of 2016 as compared to 3.05% for the comparable 2015 period. The Company’s yield on earning assets increased 8 basis point to 3.34% while the cost of funds increased 12 basis points to 0.41% for the three months ended March 31, 2016 compared to the same period of 2015. The increase in cost of funds is primarily related to the subordinated debt issued by the Company in 2015.

Total noninterest expenses for the first quarter of 2016 were $3.3 million, an increase of $349 thousand from the corresponding 2015 period primarily due to increases of $250 thousand in salary and employee benefits, $43 thousand in correspondent bank charges, and a $69 thousand increase in data processing costs. These increases were partially offset by decreases in professional fees of $21 thousand and a decrease in FDIC assessment of $16 thousand.

Capital levels for the Bank on March 31, 2016 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios 3/31/2016
	The Simsbury Bank and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	8.18%	5.00%
Tier 1 Risk-Based Capital Ratio	12.39%	8.00%
Common Equity Tier 1 Risk-Based Capital Ratio	12.39%	6.50%
Total Risk-Based Capital Ratio	13.46%	10.00%

At March 31, 2016, the capital ratios of the Bank exceeded the minimum Basel III capital requirements. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the new rules. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth, the expansion of the Bank and to continue its status as a well- capitalized institution. The Bank’s capital requirements are fully described in the “Capital Requirements” section under the heading “Financial Condition” in this Form 10-Q.

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

On a tax equivalent basis, net interest and dividend income after provision for loan losses plus noninterest income was $3.6 million for the quarter ended March 31, 2016, compared to $3.4 million for the quarter ended March 31, 2015. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 3.06% for the quarter ended March 31, 2016 from 3.05% for the quarter ended March 31, 2015. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.93% for the quarter ended March 31, 2016 from 2.97% for the quarter ended March 31, 2015. The Company’s cost of deposits and borrowings increased to 0.41% for the first quarter ended March 31, 2016 from 0.29% for the first quarter ended March 31, 2015.

The following tables summarize the Company’s daily average balances, interest, average yields and net interest margin on a tax-equivalent basis:

	Three months ended March 31,
	2016			2015
(In thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate

Interest earning assets:
Federal funds sold & overnight deposits	$12,165	$18	0.59%	$9,434	$7	0.30%

Certificates of deposit	1,338	5	1.49%	-	-	-
Investments	74,403	427	2.30%	84,830	478	2.25%

Mortgage loans	141,968	1,245	3.51%	141,262	1,260	3.57%
Commercial loans	129,307	1,373	4.25%	88,939	925	4.16%
Consumer loans	66,968	490	2.93%	62,141	478	3.08%

Total loans	338,243	3,108	3.68%	292,342	2,662	3.64%

Total interest-earning assets	$426,149	$3,558	3.34%	$386,606	$3,148	3.26%

Interest on interest-bearing liabilities:
NOW deposits	$41,283	9	0.09%	$39,909	8	0.08%
Savings deposits	159,673	58	0.15%	153,188	68	0.18%
Certificates of deposit	56,352	92	0.65%	60,168	109	0.72%
Total deposits	257,308	159	0.25%	253,265	185	0.29%

Securities sold under agreements to repurchase	1,915	1	0.21%	3,584	1	0.11%
Subordinated debt	7,227	107	5.92%	-	-	-
FHLB advances	25,857	32	0.50%	13,447	8	0.24%

Total interest-bearing liabilities	$292,307	$299	0.41%	$270,296	$194	0.29%

Tax-equivalent net interest income		$3,259			$2,954
Less: tax equivalent adjustments		(70)			(66)
Net Interest Income		$3,189			$2,888
Net Interest Spread			2.93%			2.97%
Net Interest Margin			3.06%			3.05%

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

	Three months ended March 31, 2016 vs. 2015 Increase (decrease) due to:
	Rate	Volume	Total
Interest on interest-bearing assets:
Federal funds sold & overnight deposits	$7	$4	$11
Certificates of deposit	-	5	5
Investments	9	(60)	(51)
Mortgage loans	(21)	6	(15)
Commercial loans	19	429	448
Consumer loans	(23)	35	12
Total Interest Income	(9)	419	410

Interest on interest-bearing liabilities:
NOW deposits	1	-	1
Savings deposits	(13)	3	(10)
Certificates of deposit	(10)	(7)	(17)
Securities sold under agreements to repurchase	1	(1)	-
Subordinated debt	-	107	107
FHLB advances	9	15	24
Total Interest Expense	(12)	117	105

Net change in net interest income	$3	$302	$305

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines. The total allowance for loan losses at March 31, 2016 was $3.2 million or 0.91% of outstanding loans compared to $2.8 million or 0.96% of outstanding loans as of March 31, 2015. The Company did not charge off any loans in the first quarter of 2016 and charged off two loans in the first quarter of 2015 totaling $13 thousand. During the first quarter of 2016, the Company had four recoveries totaling $1 thousand compared to four recoveries totaling $1 thousand for the first quarter of 2015. The Company believes the allowance for loan losses is appropriate.

Noninterest Income and Noninterest Expense

Total noninterest income (which is derived mainly from service and overdraft charges) for the three months ended March 31, 2016 was $459 thousand compared to $530 thousand for the same period in the prior year. The decrease was mainly due to a decrease in mortgage banking activities in the amount of $143 thousand, which was partially offset by a $69 thousand increase in service charges and fees. Revenue from mortgage banking activities declined primarily due to an impairment charge of $193 thousand on the servicing asset relating to prepayment assumptions in the loans serviced-for-others portfolio as interest rates remained at historic lows in the first quarter of 2016.

Total noninterest expense for the three months ended March 31, 2016 was $3.3 million compared to $3.0 million for the same period in the prior year. The ratio of annualized operating expenses to average assets was 3.0% for the first quarter of 2016 compared to 2.9% for the first quarter of 2015.

Salaries and employee benefits comprised approximately 55% of total noninterest expense for the three months ended March 31, 2016, compared to 53% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 11% of noninterest expense for the three months ended March 31, 2016 compared to 13% for the three months ended March 31, 2015 and data processing fees, which comprised 6.4% of noninterest expense for the first quarter of 2016 compared to 4.9% of noninterest expenses for the same period in 2015. Advertising and promotions and equipment expenses each remained relatively constant in the 3% to 3.5% range for the three months ended March 31, 2016 and 2015.

Income Taxes

The effective income tax rate for the three months ended March 31, 2016 and 2015 was (3.51%) and 14.0%, respectively. The Company realized a tax benefit in the first quarter of 2016 as the core earnings were lower in relation to tax exempt income, thereby creating a tax benefit. Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company will no longer incur state income tax liability except for the minimum tax since the PIC’s earnings, net of certain allocated expenses, are exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair value of investments in available-for-sale securities as of March 31, 2016 was $72.9 million, which is 0.86% above amortized cost, compared to $71.5 million, which was 0.39% below amortized cost as of December 31, 2015. The Company has the intent and ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.” ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company’s investment portfolio on an ongoing basis. As of March 31, 2016, there were $225 thousand in investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At March 31, 2016, the Company had 32 securities with a carrying value totaling $13.8 million pledged for such purposes. At December 31, 2015, the Company had 33 securities with a carrying value totaling $14.3 million pledged for such purposes.

As of March 31, 2016 and December 31, 2015, the Company’s investment portfolio consisted of U.S. government and agency securities, state and municipal securities, mortgage-backed securities and one SBA loan pool. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of the end of the first quarter of 2016 was comprised of approximately 60% mortgage and consumer loans and 40% commercial loans. The Company does not have any concentrations in its loan portfolio by industry or group of industries.

There were approximately $140 million of gross residential mortgage loans as of March 31, 2016, which is consistent with the total at December 31, 2015. The Company sold sixty-five (65) loans during the three months ended March 31, 2016 with an aggregate principal balance of $14.3 million, which resulted in an aggregate gain on sales of these loans of $241 thousand. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At March 31, 2016, the Company had consumer loan balances of approximately $21.5 million, representing an 11.1% increase from the consumer loan balances at December 31, 2015. As of March 31, 2016, the Company had approximately $19.9 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $17.9 million in auto loans purchased from BCI on its books as of December 31, 2015. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI. As part of the agreement, BCI services the loans for the Company.

The March 31, 2016 gross loan balance for municipal and commercial real estate loans, including construction loans, was $89.5 million, a 10.7% increase from the gross loan balance for municipal and commercial real estate loans at December 31, 2015. The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank’s capital and reserves. Credit equaling an additional 10% of the Bank’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral. As of March 31, 2016, the Bank’s lending limits were $6.0 million and $10.0 million, respectively. As of December 31, 2015, these lending limits were $5.9 million and $9.8 million, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Company had 17 nonaccrual loans at March 31, 2016 with an aggregate balance of $3.8 million compared to 19 non-accrual loans at December 31, 2015 with an aggregate balance of $4.1 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the fair value less estimated costs to sell. The Company had no OREO properties at March 31, 2016.

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

The Company had criticized and classified loans with an aggregate outstanding balance of $12.8 million as of March 31, 2016, compared to $9.2 million as of December 31, 2015. The Company had no exposure to sub-prime loans in its loan portfolio as of March 31, 2016 and December 31, 2015. The Company’s allowance for loan losses was 0.91% of outstanding loans as of March 31, 2016.

The Company maintains an allowance for loan losses to provide for potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance, while all recoveries are credited to the allowance. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of the Company’s internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay, qualitative risk factors, and present and prospective economic conditions.

Deposits

Deposits are the Company’s primary source of funds. At March 31, 2016, the Company had a deposit mix of 44% checking, 42% savings and 14% certificates of deposit. The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2015, the deposit mix was 48% checking, 37% savings, and 15% certificates of deposit. At March 31, 2016, 32% of the total deposits of $383 million were non-interest-bearing compared to 36% of the Company’s total deposits of $373 million that were non-interest-bearing at December 31, 2015. As of March 31, 2016 and December 31, 2015, the Company had $61.5 million and $43.8 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry. The Company’s business is not seasonal in nature. The Company accepts deposits in excess of $250 thousand from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) program, the Bank had brokered deposits of $1.8 million as of March 31, 2016 compared to $1.5 million as of December 31, 2015.

Borrowings

As of March 31, 2016, the Company had $26.0 million in borrowings from the Federal Home Loan Bank of Boston (FHLBB) on its balance sheet compared to $31.5 million in borrowings outstanding as of December 31, 2015.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities. One method the bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits currently in effect, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of March 31, 2016, the Company had $1.8 million of deposits in the CDARS network compared to $1.5 million of deposits in the CDARS network as of December 31, 2015.

Liquidity of a financial institution, such as a bank, is measured based on its ability to have liquid assets sufficient to meet its short-term obligations. The net sum of liquid assets less anticipated current obligations represents the basic liquidity surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of March 31, 2016, the Company held $6.7 million in cash and cash equivalents and CDs, net of required FRB reserves of $7.3 million, and $59.1 million in available-for-sale securities, net of pledged investments of $13.8 million, for total liquid assets of $65.8 million. As of December 31, 2015, the Company held $24.4 million in cash and cash equivalents and CD’s, net of required FRB reserves of $5.7 million, and $57.2 million in available-for-sale securities, net of pledged investments of $14.3 million, for total liquid assets of $81.6 million. As of March 31, 2016, the Company’s anticipated short-term liability obligations were $74.2 million, which resulted in a basic liquidity deficit of $8.4 million that represented 1.9% of total assets. As of December 31, 2015, the Company’s anticipated short-term liability obligations were $75.8 million, which resulted in a basic liquidity surplus of $5.8 million that represented 1.3% of total assets.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CET1”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out reduces the impact of market volatility on the Bank’s regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 100%.

As of March 31, 2016 (unaudited) and December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Off Balance Sheet Arrangements

As of March 31, 2016, the Company had in place mandatory commitments to sell approximately $9.8 million of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac). As of December 31, 2015, the Company had in place mandatory commitments to sell approximately $4.4 million of loans secured by 1-to-4 family residential properties to Freddie Mac.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended
March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SBT BANCORP, INC.

Date: May 13, 2016	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: May 13, 2016	By:	/s/Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

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