Form 10-Q
period 2016-06-30
SBT Bancorp, Inc.
filed 2016-08-15
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act OF 1934a

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

As of July 31, 2016, the registrant had 1,361,187 shares of its Common Stock, no par value per share, outstanding.

table of contents

SBT Bancorp, Inc. and Subsidiary

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	4

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2016 and 2015 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 (unaudited)	8 - 9

	Notes to Condensed Consolidated Financial Statements – (unaudited)	10 - 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27 - 38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	40

Item 6.	Exhibits	41

SIGNATURES		42

EXHIBIT INDEX		43

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share amounts)

ASSETS	6/30/16	12/31/15
	(Unaudited)
Cash and due from banks	$10,133	$8,933
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	9,352	19,795
Money market mutual funds	45	13
Federal funds sold	128	149
Cash and cash equivalents	19,658	28,890

Certificates of deposit	1,500	1,250

Investments in available-for-sale securities	68,853	71,517
Federal Home Loan Bank stock, at cost	3,363	2,047

Loans held-for-sale	6,794	2,167

Loans	370,269	326,723
Less: allowance for loan losses	3,329	3,028
Loans, net	366,940	323,695

Premises and equipment, net	2,070	1,420
Accrued interest receivable	1,231	1,143
Bank owned life insurance	9,002	7,389
Other assets	5,146	5,262
Total assets	$484,557	$444,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$128,392	$135,580
Savings and NOW deposits	186,743	179,775
Time deposits	62,693	57,287
Total deposits	377,828	372,642

Securities sold under agreements to repurchase	2,848	1,915
Federal Home Loan Bank advances	64,000	31,500
Long-term subordinated debt	7,237	7,230
Other liabilities	1,813	1,751
Total liabilities	453,726	415,038
Stockholders' equity:
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 1,361,601 shares and 1,361,187 shares, respectively, at June 30, 2016 and 1,360,591 shares and 1,360,177 shares, respectively, at December 31, 2015	18,873	18,856
Retained earnings	11,368	11,288
Treasury stock, 414 shares	(7)	(7)
Unearned compensation-restricted stock awards	(127)	(206)
Accumulated other comprehensive income (loss)	724	(189)
Total stockholders' equity	30,831	29,742
Total liabilities and stockholders' equity	$484,557	$444,780

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for share and per share amounts)

	For the three months ended		For the six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Interest and dividend income:
Interest and fees on loans	$3,305	$2,687	$6,380	$5,328
Investment securities	382	409	771	842
Interest-bearing deposits	16	5	39	12
Total interest and dividend income	3,703	3,101	7,190	6,182
Interest expense:
Interest on deposits	188	188	347	374
Interest on securities sold under agreements to repurchase	2	1	3	2
Interest on long-term subordinated debt	135	-	242	-
Interest on Federal Home Loan Bank advances	66	18	98	25
Total interest expense	391	207	690	401
Net interest and dividend income	3,312	2,894	6,500	5,781

Provision for loan losses	170	30	301	80

Net interest and dividend income after provision for loan losses	3,142	2,864	6,199	5,701
Noninterest income (loss):
Service charges on deposit accounts	91	101	181	205
Gain on sales of available-for-sale securities, net of writedowns	23	25	70	67
Mortgage loan servicing activities	(110)	33	(357)	(58)
Gain on sale of mortgages	367	323	608	551
Investment services fees and commissions	52	77	79	110
Other service charges and fees	208	200	440	353
Increase in cash surrender value of life insurance policies	62	51	113	103
Other income	11	(4)	29	5
Total noninterest income	704	806	1,163	1,336
Noninterest expense:
Salaries and employee benefits	1,921	1,703	3,752	3,282
Occupancy expense	390	328	760	706
Equipment expense	113	100	206	202
Advertising and promotions	187	152	294	256
Forms and supplies	35	45	74	77
Professional fees	119	147	203	252
Directors’ fees	54	63	107	114
Correspondent charges	73	92	146	121
FDIC assessment	91	78	153	156
Data processing	197	189	409	333
Internet banking costs	93	51	145	105
Other expenses	323	318	663	630
Total noninterest expense	3,596	3,266	6,912	6,234
Income before income taxes	250	404	450	803
Income tax (benefit) provision	(1)	54	(7)	110
Net income	$251	$350	$457	$693
Net income available to common stockholders	$251	$316	$457	$633
Weighted average shares outstanding, basic	1,351,924	888,587	1,350,247	888,290
Earnings per common share, basic	$0.19	$0.36	$0.34	$0.71
Weighted average shares outstanding, assuming dilution	1,352,239	889,611	1,351,365	889,090
Earnings per common share, assuming dilution	$0.19	$0.36	$0.34	$0.71

Dividends declared per common share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$251	$350	$457	$693
Other comprehensive income (loss) net of tax:
Net change in unrealized holding gain/loss on securities available-for-sale	488	(857)	1,455	(289)
Reclassification adjustment for realized gains in net income	(21)	(26)	(69)	(69)
Other comprehensive income (loss), before tax	467	(883)	1,386	(358)
Income tax (expense) benefit	(159)	299	(473)	122
Other comprehensive income (loss), net of tax	308	(584)	913	(236)
Comprehensive income (loss)	$559	$(234)	$1,370	$457

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARYSBT BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

(Dollars in thousands)

					Unearned	Accumulated
	Preferred				Compensation-	Other
	Stock	Common	Retained	Treasury	Restricted	Comprehensive
	Series C	Stock	Earnings	Stock	Stock Awards	Income (Loss)	Total
Balance, December 31, 2014	$8,988	$10,127	$10,549	$(7)	$(207)	$22	$29,472
Net income	-	-	693	-	-	-	693
Other comprehensive loss, net of tax	-	-	-	-	-	(236)	(236)
Preferred stock dividends	-	-	(54)	-	-	-	(54)
Preferred stock amortization (accretion)	6	-	(6)	-	-	-	-
Stock-based compensation	-	-	-	-	62	-	62
Restricted stock awards	-	177	-	-	(177)	-	-
Common stock issued	-	20	-	-	-	-	20
Dividends declared on common stock ($.28 per share)	-	-	(249)	-	-	-	(249)
Balance June 30, 2015	$8,994	$10,324	$10,933	$(7)	$(322)	$(214)	$29,708

Balance, December 31, 2015	$-	$18,856	$11,288	$(7)	$(206)	$(189)	$29,742
Net income	-	-	457	-	-	-	457
Other comprehensive income, net of tax	-	-	-	-	-	913	913
Stock-based compensation	-	10	-	-	67	-	77
Forfeited restricted stock awards	-	(12)	-	-	12	-	-
Common stock issued	-	19	-	-	-	-	19
Dividends declared on common stock ($.28 per share)	-	-	(377)	-	-	-	(377)
Balance, June 30, 2016	$-	$18,873	$11,368	$(7)	$(127)	$724	$30,831

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the six months ended
	6/30/2016	6/30/2015
Cash flows from operating activities:
Net income	$457	$693
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net	178	202
Gain on sales of available-for-sale securities	(70)	(69)
Change in deferred origination costs, net	(93)	(53)
Provision for loan losses	301	80
Loans originated for sale	(40,882)	(37,346)
Proceeds from sales of loans originated for sale	36,863	37,527
Gain on sales of loans	(608)	(551)
Gain on sale of other real estate owned	-	(9)
Depreciation and amortization	188	140
Accretion on impairment of operating lease	-	(22)
Amortization of long-term subordinated debt issuance costs	14	-
Increase in other assets	(195)	(44)
(Increase) decrease in interest receivable	(88)	7
(Increase) decrease in taxes receivable	(151)	18
Increase in cash surrender value of bank owned life insurance	(113)	(102)
Stock-based compensation	77	62
Increase (decrease) in other liabilities	114	(231)
(Decrease) increase in interest payable	(53)	54

Net cash (used in) provided by operating activities	(4,061)	356

Cash flows from investing activities:
Purchases of certificates of deposit	(250)	-
Purchases of available-for-sale securities	(6,103)	(316)
Proceeds from maturities of available-for-sale securities	9,078	7,158
Proceeds from sales of available-for-sale securities	966	1,126
Purchases of Federal Home Loan Bank stock	(1,772)	(1,275)
Redemption of Federal Home Loan Bank stock	456	2
Loan originations and principal collections, net	(17,711)	(11,495)
Loans purchased	(25,748)	(5,121)
Recoveries of loans previously charged off	5	8
Proceeds from sale of other real estate owned	-	114
Purchase of bank owned life insurance	(1,500)	-
Capital expenditures	(846)	(74)

Net cash used in investing activities	(43,425)	(9,873)

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(Dollars in thousands)

(continued)

	For the six months ended
	6/30/2016	6/30/2015

Cash flows from financing activities:
Net decrease in demand deposits, NOW and savings accounts	(220)	(19,189)
Net increase (decrease) in time deposits	5,406	(2,983)
Net increase (decrease) in securities sold under agreements to repurchase	933	(1,004)
Net change in short-term Federal Home Loan Bank advances	32,500	34,000
Proceeds from issuance of common stock	19	20
Increase in subordinated debt issuance fees	(7)	-
Dividends paid - preferred stock	-	(54)
Dividends paid - common stock	(377)	(249)

Net cash provided by financing activities	38,254	10,541

Net (decrease) increase in cash and cash equivalents	(9,232)	1,024
Cash and cash equivalents at beginning of period	28,890	19,820
Cash and cash equivalents at end of period	$19,658	$20,844

Supplemental disclosures:
Interest paid	$464	$347
Income taxes paid	144	92

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

NOTE 2 – STOCK-BASED COMPENSATION

At June 30, 2016, the Company maintained a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the six months ended June 30, 2016, the Company recognized $77 thousand in stock-based employee compensation expense. During the six months ended June 30, 2015, the Company recognized $62 thousand in stock-based employee compensation expense.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost, (2) requiring entities to record an allowance for available-for-sale debt securities rather than reduce the carrying amount of the investments, as is required by the other-than-temporary-impairment model under current GAAP, and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is currently assessing the impact of adoption of ASU 2016-13.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2016 and December 31, 2015.

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

Mortgage servicing rights do not trade in an active market with readily observable market data.  As a result, the Company estimates the fair value of mortgage servicing rights using a present value cash flow model. Assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Adjustments are only recorded when the discounted cash flows derived from the valuation model are less than the carrying value of the asset. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy.

Other real estate owned values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. For Level 3 inputs, fair values are based on management estimates.

The following summarizes assets measured at fair value at June 30, 2016 and December 31, 2015.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
June 30, 2016:
Debt securities issued by U.S. government corporations and agencies	$7,321	$-	$7,321	$-
Obligations of states and municipalities	15,047	-	15,047	-
Mortgage-backed securities	45,423	-	45,423	-
SBA loan pools	1,062	-	1,062	-
Totals	$68,853	$-	$68,853	$-

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$10,463	$-	$10,463	$-
Obligations of states and municipalities	14,669	-	14,669	-
Mortgage-backed securities	45,281	-	45,281	-
SBA loan pools	1,104	-	1,104	-
Totals	$71,517	$-	$71,517	$-

Assets Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2016:
Impaired loans	$240	$-	$-	$240
Mortgage servicing rights	1,896	-	-	1,896
	$2,136	$-	$-	$2,136

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2015:
Impaired loans	$240	$-	$-	$240
Mortgage servicing rights	2,695	-	-	2,695
	$2,935	$-	$-	$2,935

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,658	$19,658	$-	$-	$19,658
Certificates of deposit	1,500	1,500	-	-	1,500
Available-for-sale securities	68,853	-	68,853	-	68,853
Federal Home Loan Bank stock	3,363	3,363	-	-	3,363
Loans held-for-sale	6,794	-	-	6,906	6,906
Loans, net	366,940	-	-	371,952	371,952
Mortgage servicing rights	1,792	-	-	1,896	1,896
Accrued interest receivable	1,231	1,231	-	-	1,231
Bank owned life insurance	9,002	-	9,002	-	9,002

Financial liabilities:
Deposits	377,828	-	378,958	-	378,958
Securities sold under agreements to repurchase	2,848	-	2,848	-	2,848
Federal Home Loan Bank advances	64,000	-	64,000	-	64,000
Long-term subordinated debt	7,237	-	7,676	-	7,676

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$28,890	$28,890	$-	$-	$28,890
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	71,517	-	71,517	-	71,517
Federal Home Loan Bank stock	2,047	2,047	-	-	2,047
Loans held-for-sale	2,167	-	-	2,187	2,187
Mortgage servicing rights	2,039	-	-	2,695	2,695
Loans, net	323,695	-	-	322,596	322,596
Accrued interest receivable	1,143	1,143	-	-	1,143
Bank owned life insurance	7,389	-	7,389	-	7,389

Financial liabilities:
Deposits	372,642	-	363,752	-	363,752
Securities sold under agreements to repurchase	1,915	-	1,915	-	1,915
Federal Home Loan Bank advances	31,500	-	31,500	-	31,500
Long-term subordinated debt	7,230	-	7,339	-	7,339

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2016 and 2015:

	For the three months ended
	6/30/16	6/30/15
	(In Thousands, Except Share and Per Share Data)
Basic earnings per share computation:
Net income	$251	$350
Preferred stock net accretion	-	(3)
Cumulative preferred stock dividends	-	(31)
Net income available to common stockholders	$251	$316

Weighted average shares outstanding, basic	1,351,924	888,587

Basic earnings per share	$0.19	$0.36

Diluted earnings per share computation:
Net income	$251	$350
Preferred stock net accretion	-	(3)
Cumulative preferred stock dividends	-	(31)
Net income available to common stockholders	$251	$316

Weighted average shares outstanding, before dilution	1,351,924	888,587
Dilutive potential shares	315	1,024
Weighted average shares outstanding, assuming dilution	1,352,239	889,611

Diluted earnings per share	$0.19	$0.36

	For the six months ended
	6/30/16	6/30/15
	(In Thousands, Except Share and Per Share Data)
Basic earnings per share computation:
Net income	$457	$693
Preferred stock net accretion	-	(6)
Cumulative preferred stock dividends	-	(54)
Net income available to common shareholders	$457	$633

Weighted average shares outstanding, basic	1,350,247	888,290

Basic earnings per share	$0.34	$0.71

Diluted earnings per share computation:
Net income	$457	$693
Preferred stock net accretion	-	(6)
Cumulative preferred stock dividends	-	(54)
Net income available to common shareholders	$457	$633

Weighted average shares outstanding, before dilution	1,350,247	888,290
Dilutive potential shares	1,118	800
Weighted average shares outstanding, assuming dilution	1,351,365	889,090

Diluted earnings per share	$0.34	$0.71

NOTE 6 – INVESTMENT SECURITIES

The following tables summarize the amounts and distribution of the Company’s investment securities held as of June 30, 2016 and December 31, 2015:

	INVESTMENT PORTFOLIO
	(Dollars In Thousands)

	June 30, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by U.S. government corporations and agencies
Due after one to five years	$7,250	$71	$-	$7,321	1.28%
Total U.S. government corporations and agencies	7,250	71	-	7,321	1.28%
Obligations of states and municipalities
Due after one to five years	2,115	73	-	2,188	3.71%
Due after five to ten years	4,380	138	-	4,518	2.76%
Due after ten to fifteen years	6,214	278	-	6,492	2.70%
Due beyond fifteen years	1,735	114	-	1,849	3.09%
Total obligations of states and municipalities	14,444	603	-	15,047	2.91%
Mortgage-backed securities
Due after one to five years	643	13	-	656	2.38%
Due after five to ten years	2,322	41	1	2,362	1.94%
Due after ten to fifteen years	24,566	211	5	24,772	1.75%
Due beyond fifteen years	17,495	181	43	17,633	2.18%
Total mortgage-backed securities	45,026	446	49	45,423	1.93%
SBA loan pools
Due after five to ten years	1,034	28	-	1,062	3.10%
Total SBA loan pools	1,034	28	-	1,062	3.10%

Total available-for-sale securities	$67,754	$1,148	$49	$68,853	2.34%

	INVESTMENT PORTFOLIO
	(Dollars In Thousands)

	December 31,2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by U.S. government corporations and agencies
Due after one to five years	$10,499	$6	$42	$10,463	1.33%
Total obligations of states and municipalities	10,499	6	42	10,463	1.33%
Obligations of states and municipalities
Due within one year	375	4	-	379	3.95%
Due after one to five years	7,780	305	20	8,065	2.70%
Due after five to ten years	4,580	121	8	4,693	3.08%
Due after ten to fifteen years	1,025	9	8	1,026	2.51%
Due beyond fifteen years	498	8	-	506	3.25%
Total obligations of states and municipalities	14,258	447	36	14,669	2.86%
Mortgage-backed securities
Due after one to five years	733	12	-	745	2.43%
Due after five to ten years	1,997	19	7	2,009	2.13%
Due after ten to fifteen years	25,144	16	393	24,767	1.80%
Due beyond fifteen years	18,084	18	342	17,760	2.20%
Total mortgage-backed securities	45,958	65	742	45,281	1.98%
SBA loan pools
Due after five to ten years	1,089	23	8	1,104	3.19%
Total SBA loan pools	1,089	23	8	1,104	3.19%

Total available-for-sale securities	$71,804	$541	$828	$71,517	2.36%

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2016:
Mortgage-backed securities	$-	$-	$3,955	$14	$3,955	$14
Total temporarily impaired securities	-	-	3,955	14	3,955	14

Other-than-temporarily impaired securities:
Mortgage-backed securities	9	-	188	35	197	35
Total temporarily impaired and other- than-temporarily impaired securities	$9	$-	$4,143	$49	$4,152	$49

December 31, 2015:
Debt securities issued by U.S. Government corporations and agencies	$5,975	$24	$2,482	$18	$8,457	$42
SBA loan pools	760	8	-	-	760	8
Obligations of states and municipalities	702	8	1,997	28	2,699	36
Mortgage-backed securities	22,125	255	17,463	461	39,588	716
Total temporarily impaired securities	29,562	295	21,942	507	51,504	802

Other-than-temporarily impaired securities:
Mortgage-backed securities	15	-	219	26	234	26
Total temporarily impaired and other- than-temporarily impaired securities	$29,577	$295	$22,161	$533	$51,738	$828

The investments in the Company’s investment portfolio that were temporarily impaired as of June 30, 2016 consisted entirely of mortgage-backed securities. The Company’s management anticipates that the fair value of securities that are currently temporarily impaired will recover to cost basis. The gross unrealized losses are primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As the Company has the ability and intent to hold securities for the foreseeable future, and it is not more-likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, no declines are deemed to be other than temporary, unless otherwise noted above.

During the six months ended June 30, 2016, there were proceeds of $966 thousand from sales of available-for-sale securities. Gross realized gains on these sales amounted to $70 thousand. The tax expense applicable to these gross realized gains amounted to $24 thousand.

During the six months ended June 30, 2015, there were proceeds of $1.1 million from sales of available-for-sale securities. Gross realized gains on these sales amounted to $69 thousand. The tax expense applicable to these gross realized gains amounted to $23 thousand.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In Thousands)
Real estate - residential	$136,591	$138,628
Real estate - commercial	75,081	62,118
Real estate- municipal	8,616	8,629
Real estate - construction and land development	14,968	10,070
Home equity	46,405	47,681
Commercial and industrial	50,630	35,305
Municipal	5,994	3,610
Consumer	30,559	19,350
Total loans	368,844	325,391
Allowance for loan losses	(3,329)	(3,028)
Deferred costs, net	1,425	1,332
Net loans	$366,940	$323,695

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, home equity, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2016.

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

Consumer loans: Loans in this segment are made for the purpose of financing automobiles, various types of consumer goods and other personal purposes. Most of the Bank’s consumer loans are secured by personal property purchased with the proceeds of such consumer loans. The Bank purchased approximately $9.6 million in refinanced student loans during the quarter ended June 30, 2016 that are classified as consumer loans.

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

The following tables present the allowance for loan losses by portfolio segment for the six months ended June 30, 2016 and June 30, 2015:

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2016:
Allowance for loan losses:
Beginning balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028
Charge-offs	-	-	-	-	-	(5)	-	(5)
Recoveries	-	-	-	-	1	4	-	5
Provision (benefit)	-	156	(66)	(6)	177	84	(44)	301
Ending balance	$1,065	$862	$258	$325	$576	$240	$3	$3,329

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2015:
Allowance for loan losses:
Beginning balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761
Charge-offs	-	-	-	-	-	(15)	-	(15)
Recoveries	-	-	-	-	-	8	-	8
(Benefit) provision	(15)	(70)	120	(1)	44	(3)	5	80
Ending balance	$1,070	$668	$369	$323	$271	$124	$9	$2,834

The following tables set forth information regarding loans and the allowance for loan losses by portfolio segment as of June 30, 2016 and December 31, 2015:

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
June 30, 2016:
Allowance for loan losses:
Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$2	-	$-	$2
Ending balance: Collectively evaluated for impairment	1,065	862	258	325	574	240	3	3,327
Total allowance for loan losses ending balance	$1,065	$862	$258	$325	$576	$240	$3	$3,329

Loans:
Ending balance: Individually evaluated for impairment	$-	$2,205	$-	$-	323	$-	$-	$2,528
Ending balance: Collectively evaluated for impairment	136,591	81,492	14,968	46,405	56,301	30,559	-	366,316
Total loans ending balance	$136,591	$83,697	$14,968	$46,405	$56,624	$30,559	$-	$368,844

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2015:
Allowance for loan losses:
Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$-	$2
Ending balance: Collectively evaluated for impairment	1,065	706	324	331	396	157	47	3,026
Total allowance for loan losses ending balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028

Loans:
Ending balance: Individually evaluated for impairment	$-	$2,285	$-	$-	$363	$-	$-	$2,648
Ending balance: Collectively evaluated for impairment	138,628	68,462	10,070	47,681	38,552	19,350	-	322,743
Total loans ending balance	$138,628	$70,747	$10,070	$47,681	$38,915	$19,350	$-	$325,391

The following tables present the Company’s loans by risk rating as of June 30, 2016 and December 31, 2015:

	Real Estate
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial and Industrial	Consumer	Total
	(In Thousands)
June 30, 2016:
Grade:
Pass	$-	$76,802	$14,968	$-	$51,649	$-	$143,419
Special mention	-	3,226	-	-	4,652	-	7,878
Substandard	932	3,669	-	226	323	-	5,150
Loans not formally rated	135,659	-	-	46,179	-	30,559	212,397
Total	$136,591	$83,697	$14,968	$46,405	$56,624	$30,559	$368,844

December 31, 2015:
Grade:
Pass	$-	$64,823	$10,070	$-	$36,649	$-	$111,542
Special mention	-	2,132	-	-	216	-	2,348
Substandard	732	3,792	-	262	2,050	-	6,836
Loans not formally rated	137,896	-	-	47,419	-	19,350	204,665
Total	$138,628	$70,747	$10,070	$47,681	$38,915	$19,350	$325,391

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

Loans not formally rated include residential, home equity and consumer loans. As of June 30, 2016, $212.4 million of the total residential, home equity and consumer loan portfolio of $213.6 million was not formally rated. As of December 31, 2015, $204.7 million of the total residential, home equity and consumer loan portfolio of $205.7 million was not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a loan portfolio with low delinquencies. Total non-accrual and delinquent loans as of June 30, 2016 were 1.68% of total loans outstanding compared to 1.21% on December 31, 2015. The Company’s allowance for loan losses at June 30, 2016 was 0.90% of total loans compared to 0.93% as of December 31, 2015.

An age analysis of past-due loans, segregated by class of loans, as of June 30, 2016 and December 31, 2015 is as follows:

	30-59 Days	60-89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual Loans
	(In Thousands)
June 30, 2016:
Real estate:
Residential	$-	$600	$1,011	$1,611	$134,980	$136,591	$-	$931
Commercial	-	-	1,599	1,599	73,482	75,081	-	2,205
Municipal	-	-	-	-	8,616	8,616	-	-
Construction and land development	-	-	-	-	14,968	14,968	-	-
Home equity	73	82	71	226	46,179	46,405	-	226
Commercial and industrial	372	801	323	1,496	49,134	50,630	-	323
Municipal	-	-	-	-	5,994	5,994	-	-
Consumer	52	44	55	151	30,408	30,559	-	55
Total	$497	$1,527	$3,059	$5,083	$363,761	$368,844	$-	$3,740

December 31, 2015:
Real estate:
Residential	$-	$1,062	$594	$1,656	$136,972	$138,628	$-	$1,086
Commercial	-	-	1,668	1,668	60,450	62,118	-	2,285
Municipal	-	-	-	-	8,629	8,629	-	-
Construction and land development	-	-	-	-	10,070	10,070	-	-
Home equity	35	84	178	297	47,384	47,681	-	340
Commercial and industrial	-	-	363	363	34,942	35,305	-	363
Municipal	-	-	-	-	3,610	3,610	-	-
Consumer	47	7	5	59	19,291	19,350	-	5
Total	$82	$1,153	$2,808	$4,043	$321,348	$325,391	$-	$4,079

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the six months ended June 30, 2016 and the year ended December 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
June 30, 2016:
With no related allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	2,205	2,205	-	2,252	37
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Total impaired with no related allowance	$2,205	$2,205	$-	$2,252	$37

With an allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	323	323	2	342	-
Total impaired with an allowance recorded	$323	$323	$2	$342	$-

Total
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	2,205	2,205	-	2,252	37
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	323	323	2	342	-
Total impaired loans	$2,528	$2,528	$2	$2,594	$37

December 31, 2015:
With no related allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	2,285	2,285	-	2,358	77
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Total impaired with no related allowance	$2,285	$2,285	$-	$2,358	$77

With an allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	363	363	2	404	-
Total impaired with an allowance recorded	$363	$363	$2	$404	$-

Total
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	2,285	2,285	-	2,358	77
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	363	363	2	404	-
Total impaired loans	$2,648	$2,648	$2	$2,762	$77

The Bank’s TDRs are determined by management. TDRs may include all accrued interest, late charges, title and recording fees, and attorneys’ fees being added back to the pre-modification balance. In addition, rates and terms of the loans may have changed. There were no significant loans modified as a troubled debt restructuring during the three months ended June 30, 2016.

There was one commercial loan that was modified as a troubled debt restructuring during the year ended December 31, 2015. The loan, with a recorded investment of $363 thousand at December 31, 2015, had its payment temporarily reduced as part of the modification. The loan was individually evaluated for impairment as of December 31, 2015 and it was determined that a $2 thousand specific allowance was required. The loan was in non-accrual status at June 30, 2016 and December 31, 2015.

As of June 30, 2016, there were no foreclosed residential real estate properties held by the Company. There were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure according to local requirements of the applicable jurisdiction at June 30, 2016.

The balance of mortgage servicing rights included in other assets at June 30, 2016 and December 31, 2015 was $2.05 million and $2.04 million, respectively. Mortgage servicing rights of $461 thousand and $435 thousand were capitalized for the six months ended June 30, 2016 and June 30, 2015, respectively. Amortization of mortgage servicing rights was $339 thousand and $286 thousand for the six months ended June 30, 2016 and June 30, 2015, respectively. The valuation allowance of the mortgage servicing asset was $234 thousand and $19 thousand for the six months ended June 30, 2016 and June 30, 2015, respectively. The fair value of these rights was $1.9 million and $2.7 million as of June 30, 2016 and December 31, 2015, respectively.

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $282.9 million and $255.2 million as of June 30, 2016 and December 31, 2015, respectively.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of funds borrowed from customers on a short-term basis secured by portions of the Company's investment portfolio. The securities which were sold have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by the U.S. Treasury and other U.S. government sponsored enterprises, corporations and agencies and states and municipalities. The securities were held in safekeeping by First Niagara Bank, N.A., under the control of the Company. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The agreements generally mature within three months from date of issue.

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the reclassification disclosure for the three and six months ended June 30, 2016 and 2015:

Three months ended:	6/30/2016	6/30/2015
	( In Thousands)
Net change in unrealized holding gain (loss) on securities available-for-sale	$488	$(857)
Reclassification adjustment for realized gains in net income (1)	(21)	(26)
Other comprehensive income (loss) before tax	467	(883)
Income tax (expense) benefit	(159)	299
Other comprehensive income (loss) net of tax	$308	$(584)

Six months ended:	6/30/2016	6/30/2015
	( In Thousands)
Net change in unrealized holding gain (loss) on securities available-for-sale	$1,455	$(289)
Reclassification adjustment for realized gains in net income (1)	(69)	(69)
Other comprehensive income (loss) before tax	1,386	(358)
Income tax (expense) benefit	(473)	122
Other comprehensive income (loss) net of tax	$913	$(236)

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

●

changes in accounting standards (including the impact of the FASB’s recent issuance of ASU 2016-13, which significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments) and compliance requirements may adversely affect the businesses in which the Company is engaged;

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company for the six months ended June 30, 2016. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the six months ended June 30, 2016 not misleading have been made.

The Company’s only business is its investment in The Simsbury Bank & Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. The Bank offers a full range of banking services, including commercial loans, real estate term loans, construction loans, SBA loans and a variety of consumer loans; checking, savings, certificates of deposit and money market deposit accounts; and safe deposit and other customary non-deposit banking services to consumers and businesses in north central Connecticut. Through a network of loan originators, the Bank also offers residential 1-4 family mortgages throughout Connecticut.

The Bank’s main office and its corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in the towns of Granby, Avon, Bloomfield, and West Hartford Connecticut. The Bank also maintains mortgage centers in Glastonbury and Rocky Hill, Connecticut. Services to the Bank’s customers are also provided through SBT Online Internet banking. The Bank’s customer base consists primarily of individual customers and small businesses in central Connecticut and the surrounding towns. In April 2016, the Bank opened a full service branch at 1232 Farmington Avenue in West Hartford, Connecticut. In May 2016, the Bank closed its mortgage centers in Warwick, Rhode Island, Mansfield, Massachusetts, and Mattapoisett, Massachusetts.

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

Overview

For the six months ended June 30, 2016, net income amounted to $457 thousand, or $0.34 per diluted share. This compares to net income of $693 thousand, or $0.71 per diluted share, for the six months ended June 30, 2015. Total assets as of June 30, 2016 were $485 million compared to $445 million as of December 31, 2015.

Key financial highlights for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 include total asset growth since June 30, 2015 of $64.9 million or 15.5%, and net loan growth of $67.5 million or 22.3% over the last 12 months. Deposits increased in the same 12 months by $43.9 million due to a $17.9 million increase in demand deposits, a $22.0 million increase in savings and NOW accounts, and a $4.0 million increase in time deposits. Net loan growth for the six months ended June 30, 2016 was $43.2 million or 13.4%. Net deposit growth for the six months ended June 30, 2016 was $5.2 million or 1.4%.

For the three months ended June 30, 2016, the Company’s earnings per share was $0.19, a decrease of $0.17 in basic and diluted earnings per share compared to $0.36 for the second quarter of 2015. Non-accrual loans increased to $3.7 million as of June 30, 2016, which was 1.0% of total loans as of such date, from $2.9 million or 0.98% of total loans a year ago. Total non-accrual and delinquent loans increased to 1.7% of total loans outstanding as of June 30, 2016 from 1.13% of total loans outstanding as of June 30, 2015. The Company’s allowance for loan losses was 0.90% of total loans at June 30, 2016.

Total deposits as of June 30, 2016 were $378 million, an increase of $44 million or 13% from deposits of $334 million a year ago. At June 30, 2016, 34% of total deposits were in non-interest bearing demand accounts, 49% were in low-cost savings and NOW accounts, and 17% were in time deposits. At June 30, 2016, the Company had approximately 21,678 deposit accounts compared to 21,554 deposit accounts at June 30, 2015.

At June 30, 2016, total gross loans were $370 million compared to $303 million a year ago. Commercial loans grew by $54.9 million or 55.5%, residential mortgage loans decreased by $1.7 million or 1.2%, and consumer loans grew by $14.3 million or 22.5% primarily due to the purchase of a $9.6 million portfolio of refinanced student loans.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $4.0 million in the second quarter of 2016 compared to $3.7 million a year ago due to an increase in interest income on loans of $618 thousand and an increase in gain on sale of mortgages of $44 thousand, which were partially offset by a reduction of $143 thousand in mortgage banking activities income and an increase in interest expense on subordinated debt of $135 thousand. The reduction of mortgage banking activities income is related to a $41 thousand impairment charge on the mortgage servicing rights asset due to declines in market interest rates and related increase in implied prepayment rates.

The Company’s year-to-date 2016 taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.03% as of June 30, 2016 compared to 3.05% for the comparable 2015 period. The Company’s yield on earning assets increased 9 basis points to 3.35% while the cost of funds increased 15 basis points to 0.45% for the six months ended June 30, 2016 compared to the same period of 2015. The increase in cost of funds is primarily related to the subordinated debt issued by the Company in the fourth quarter of 2015.

Total noninterest expenses for the second quarter of 2016 were $3.6 million, an increase of $330 thousand from the corresponding 2015 period primarily due to increases of $218 thousand in salaries and employee benefits, $62 thousand in occupancy expenses, and a $42 thousand increase in internet banking costs. These increases were partially offset by decreases in professional fees of $28 thousand and a decrease in correspondent bank fees of $19 thousand.

Capital levels for the Bank on June 30, 2016 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios
	6/30/2016
	The Simsbury Bank
	and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.87%	5.00%
Tier 1 Risk-Based Capital Ratio	11.49%	8.00%
Common Equity Tier 1 Risk-Based Capital Ratio	11.49%	6.50%
Total Risk-Based Capital Ratio	12.54%	10.00%

At June 30, 2016, the capital ratios of the Bank exceeded the minimum Basel III capital requirements. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the Basel III capital rules. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth, the expansion of the Bank and to continue its status as a well- capitalized institution. The Bank’s capital requirements are fully described in the “Capital Requirements” section under the heading “Financial Condition” in this Form 10-Q.

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

On a tax equivalent basis, net interest and dividend income after provision for loan losses plus noninterest income was $3.9 million for the quarter ended June 30, 2016, compared to $3.7 million for the quarter ended June 30, 2015. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.01% for the quarter ended June 30, 2016 from 3.05% for the quarter ended June 30, 2015. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.86% for the quarter ended June 30, 2016 from 2.96% for the quarter ended June 30, 2015. The Company’s cost of deposits and borrowings increased to 0.49% for the second quarter ended June 30, 2016 from 0.31% for the second quarter ended June 30, 2015.

On a tax equivalent basis, net interest and dividend income after provision for loan losses plus noninterest income was $7.5 million for the six months ended June 30, 2016, compared to $7.2 million for the six months ended June 30, 2015. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 3.03% for the six months ended June 30, 2016 from 3.05% for the six months ended June 30, 2015. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.90% for the six months ended June 30, 2016 from 2.96% for the six months ended June 30, 2015. The Company’s cost of deposits and borrowings increased to 0.45% for the first six months ended June 30, 2016 from 0.30% for the first six months ended June 30, 2015.

The following tables summarize the Company’s daily average balances, interest, average yields and net interest margin on a tax-equivalent basis:

	Three months ended June 30,
	2016			2015
	Average			Average
(In thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Interest earning assets:
Fed funds sold & overnight Dep incl Non-Int Bearing Federal Reserve Bank	$8,729			$7,788
Non-Interest Bearing Federal Reserve Bank	(1,000)			(1,000)
Federal funds sold & overnight deposits	7,729	$10	0.52%	6,788	$5	0.29%

Certificates of deposit	1,500	6	1.60%	-	-	-
Investments	74,543	419	2.25%	80,990	450	2.22%

Mortgage loans	143,746	1,244	3.46%	142,283	1,266	3.56%
Commercial loans	147,484	1,555	4.22%	94,600	985	4.16%
Consumer loans	75,174	540	2.87%	62,672	465	2.97%

Total loans	366,404	3,339	3.65%	299,555	2,716	3.63%

Total interest-earning assets	$450,176	$3,774	3.35%	$387,333	$3,171	3.27%

Interest on interest-bearing liabilities:
NOW deposits	$44,734	9	0.08%	$39,942	8	0.08%
Savings deposits	150,182	73	0.19%	135,127	74	0.22%
Certificates of deposit	58,009	106	0.73%	58,994	106	0.72%
Total deposits	252,925	188	0.30%	234,063	188	0.32%

Securities sold under agreements to repurchase	2,157	2	0.37%	2,886	1	0.14%
Subordinated debt	7,233	135	7.47%	-	-	-
FHLB advances	56,242	66	0.47%	29,633	18	0.24%

Total interest-bearing liabilities	$318,557	$391	0.49%	$266,582	$207	0.31%

Tax-equivalent net interest income		$3,383			$2,964
Less: tax equivalent adjustments		(71)			(70)
Net Interest Income		$3,312			$2,894
Net Interest Spread			2.86%			2.96%
Net Interest Margin			3.01%			3.05%

	Six months ended June 30,
	2016			2015
	Average			Average
(In thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Interest earning assets:
Fed funds sold & overnight Dep incl Non-Int Bearing Federal Reserve Bank	$10,947			$9,103
Non-Interest Bearing Federal Reserve Bank	(1,000)			(1,000)
Federal funds sold & overnight deposits	9,947	$28	0.56%	8,103	$12	0.30%

Certificates of deposit	1,419	11	1.55%	-	-	-
Investments	74,473	844	2.27%	82,899	926	2.23%

Mortgage loans	142,857	2,489	3.48%	142,140	2,526	3.55%
Commercial loans	138,395	2,928	4.23%	92,130	1,912	4.15%
Consumer loans	71,071	1,030	2.90%	62,766	942	3.00%

Total loans	352,323	6,447	3.66%	297,036	5,380	3.62%

Total interest-earning assets	$438,162	$7,330	3.35%	$388,038	$6,318	3.26%

Interest on interest-bearing liabilities:
NOW deposits	$43,008	18	0.08%	$39,925	16	0.08%
Savings deposits	154,927	131	0.17%	144,108	142	0.20%
Certificates of deposit	57,181	198	0.69%	59,577	216	0.73%
Total deposits	255,116	347	0.27%	243,610	374	0.31%

Securities sold under agreements to repurchase	2,037	3	0.29%	3,233	2	0.12%
Subordinated debt	7,230	242	6.69%	-	-	-
FHLB advances	41,049	98	0.48%	21,585	25	0.23%

Total interest-bearing liabilities	$305,432	$690	0.45%	$268,428	$401	0.30%

Tax-equivalent net interest income		$6,640			$5,917
Less: tax equivalent adjustments		(140)			(136)
Net Interest Income		$6,500			$5,781
Net Interest Spread			2.90%			2.96%
Net Interest Margin			3.03%			3.05%

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

	Three months ended June 30,			Six months ended June 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (decrease) due to:			Increase (decrease) due to:
	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-bearing assets:
Federal funds sold & overnight deposits	$4	$1	$5	$11	$5	$16
Certificates of deposit	-	6	6	-	11	11
Investments	5	(36)	(31)	13	(95)	(82)
Mortgage loans	(35)	13	(22)	(49)	12	(37)
Commercial loans	12	558	570	37	979	1,016
Consumer loans	(15)	90	75	(32)	120	88
Total interest income	(29)	632	603	(20)	1,032	1,012

Interest on interest-bearing liabilities:
NOW deposits	0	1	1	1	1	2
Savings deposits	(8)	7	(1)	(20)	9	(11)
Certificates of deposit	2	(2)	-	(10)	(8)	(18)
Securities sold under agreements to repurchase	2	(1)	1	3	(2)	1
Subordinated debt	-	135	135	-	242	242
FHLB advances	17	31	48	27	46	73
Total interest expense	13	171	184	1	288	289

Net change in net interest income	$(42)	$461	$419	$(21)	$744	$723

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines. The total allowance for loan losses at June 30, 2016 was $3.3 million or 0.90% of outstanding loans compared to $3.0 million or 0.93% of outstanding loans as of December 31, 2015. The Company charged off two loans in the second quarter 2016 totaling $5 thousand compared to one loan for $2 thousand for the same period in 2015. During the second quarter of 2016, the Company had three recoveries totaling $3 thousand compared to five recoveries totaling $7 thousand for the second quarter of 2015. For the six months ended June 30, 2016 the Company charged off two loans totaling $5 thousand compared to three loans for a total of $15 thousand for the six months ended June 30, 2015. The Company had seven recoveries totaling $4 thousand in the six months ended June 30, 2016 compared to nine recoveries totaling $8 thousand for the six months ended June 30, 2015. The Company believes the allowance for loan losses is appropriate.

Noninterest Income and Noninterest Expense

Total noninterest income (which is derived mainly from service and overdraft charges and gain on sale of mortgages) for the quarter ended June 30, 2016 was $704 thousand compared to $806 thousand for the same period in the prior year. Total noninterest income for the six months ended June 30, 2016 was $1.2 million compared to $1.3 million for the six months ended June 30, 2015. The decrease in noninterest income for the three and six months ended June 30, 2016 was mainly due to a decrease in mortgage banking activities income in the amount of $143 thousand and $299 thousand, respectively. Income from mortgage banking activities declined primarily due to an impairment charge of $41 thousand for the three months ended June 30, 2016 and $234 thousand for the six months ended June 30, 2016. The impairment charge on the servicing asset relates to prepayment assumptions in the loans serviced-for-others portfolio as interest rates remained at historic lows in the first six months of 2016.

Total noninterest expense for the quarter ended June 30, 2016 was $3.6 million compared to $3.3 million for the same period in the prior year. The ratio of annualized operating expenses to average assets was 3.0% for the second quarter of 2016 compared to 3.2% for the second quarter of 2015. Total noninterest expense for the six months ended June 30, 2016 was $6.9 million compared to $6.2 million for the six months ended June 30, 2015.

Salaries and employee benefits comprised approximately 53% of total noninterest expense for the three months ended June 30, 2016, compared to 52% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 11% of noninterest expense for the three months ended June 30, 2016 compared to 10% for the three months ended June 30, 2015 and data processing fees, which comprised 5.5% of noninterest expense for the second quarter of 2016 compared to 5.8% of noninterest expenses for the same period in 2015, and advertising and promotion, which comprised 5.2% of noninterest expense for the second quarter of 2016 compared to 4.7% of noninterest expenses for the same period in 2015. Professional fees and equipment expenses each remained relatively constant in the 3% to 4.5% range for the three months ended June 30, 2016 and 2015 respectively.

Salaries and employee benefits comprised approximately 54% of total noninterest expense for the six months ended June 30, 2016, compared to 53% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 11% of noninterest expense for the six months ended June 30, 2016 compared to 11% for the six months ended June 30, 2015 and data processing fees, which comprised 5.9% of noninterest expense for the six months ended June 30, 2016 compared to 5.3% of noninterest expenses for the same period in 2015. Advertising and promotions and equipment expenses each remained relatively constant in the 2.5% to 4.5% range for the six months ended June 30, 2016 and 2015.

Income Taxes

The effective income tax rate for the three months ended June 30, 2016 and 2015 was (0.4%) and 13.4%, respectively. For the six months ended June 30, 2016 and 2015 respectively, the effective tax rate was (1.6)% and 13.7% respectively. The Company realized a tax benefit in the second quarter of 2016 and the first six months of 2016 as the core earnings were lower in relation to tax exempt income, thereby creating a tax benefit. Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company will no longer incur state income tax liability except for the minimum tax since the PIC’s earnings, net of certain allocated expenses, are exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair value of investments in available-for-sale securities as of June 30, 2016 was $68.9 million, which is 1.62% above amortized cost, compared to $71.5 million, which was 0.39% below amortized cost as of December 31, 2015. The Company has the intent and ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.” ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company’s investment portfolio on an ongoing basis. As of June 30, 2016, there were $197 thousand in investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At June 30, 2016, the Company had 32 securities with a carrying value totaling $13.8 million pledged for such purposes. At December 31, 2015, the Company had 33 securities with a carrying value totaling $14.3 million pledged for such purposes.

As of June 30, 2016 and December 31, 2015, respectively, the Company’s investment portfolio consisted of U.S. government and agency securities, state and municipal securities, mortgage-backed securities and one SBA loan pool. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of the end of the second quarter of 2016 was comprised of approximately 58% mortgage and consumer loans and 42% commercial loans. The Company does not have any concentrations in its loan portfolio by industry or group of industries.

There were approximately $137 million of gross residential mortgage loans as of June 30, 2016, which is slightly lower than the total at December 31, 2015. The Company sold ninety-eight (98) loans with an aggregate principal balance of $22.3 million during the three months ended June 30, 2016 which resulted in an aggregate gain on sales of these loans of $367 thousand. For the six months ended June 30, 2016, the Company sold one hundred sixty-three (163) loans with an aggregate principal balance of $36.2 million, which resulted in a gain on sale of $608 thousand. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At June 30, 2016, the Company had consumer loan balances of approximately $30.6 million, representing a 57.9% increase from the consumer loan balances at December 31, 2015. The increase was primarily driven by the purchase of a $9.6 million portfolio of refinanced student loans during the three months ended June 30, 2016. As of June 30, 2016, the Company had approximately $19.6 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $17.9 million in auto loans purchased from BCI on its books as of December 31, 2015. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI. As part of the agreement, BCI services the loans for the Company.

The June 30, 2016 gross loan balance for municipal and commercial real estate loans, including construction loans, was $98.7 million, a 22.1% increase from the gross loan balance for municipal and commercial real estate loans at December 31, 2015. The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank’s capital and reserves. Credit equaling an additional 10% of the Bank’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral. As of June 30, 2016, the Bank’s lending limits were $6.1 million and $10.2 million, respectively. As of December 31, 2015, these lending limits were $5.9 million and $9.8 million, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Company had 18 nonaccrual loans at June 30, 2016 with an aggregate balance of $3.7 million compared to 19 non-accrual loans at December 31, 2015 with an aggregate balance of $4.1 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the fair value less estimated costs to sell. The Company had no OREO properties at June 30, 2016.

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

The Company had criticized and classified loans with an aggregate outstanding balance of $13.0 million as of June 30, 2016, compared to $9.2 million as of December 31, 2015. The Company had no exposure to sub-prime loans in its loan portfolio as of June 30, 2016 and December 31, 2015. The Company’s allowance for loan losses was 0.90% of outstanding loans as of June 30, 2016.

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

Deposits

Deposits are the Company’s primary source of funds. At June 30, 2016, the Company had a deposit mix of 46% checking, 37% savings and 17% certificates of deposit. The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2015, the deposit mix was 48% checking, 37% savings, and 15% certificates of deposit. At June 30, 2016, 34% of the total deposits of $378 million were non-interest-bearing compared to 36% of the Company’s total deposits of $373 million that were non-interest-bearing at December 31, 2015. As of June 30, 2016 and December 31, 2015, the Company had $33.4 million and $43.8 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry. The Company’s business is not seasonal in nature. The Company accepts deposits in excess of $250 thousand from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) program, the Bank had brokered deposits of $1.8 million as of June 30, 2016 compared to $1.5 million as of December 31, 2015.

Borrowings

As of June 30, 2016, the Company had $64.0 million in borrowings from the Federal Home Loan Bank of Boston (FHLBB) on its balance sheet compared to $31.5 million in borrowings outstanding as of December 31, 2015.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities. One method the bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits currently in effect, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of June 30, 2016, the Company had $1.8 million of deposits in the CDARS network compared to $1.5 million of deposits in the CDARS network as of December 31, 2015.

Liquidity of a financial institution, such as a bank, is measured based on its ability to have liquid assets sufficient to meet its short-term obligations. The net sum of liquid assets less anticipated current obligations represents the basic liquidity surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of June 30, 2016, the Company held $13.8 million in cash and cash equivalents and CDs, net of required FRB reserves of $7.3 million, and $54.9 million in available-for-sale securities, net of pledged investments of $13.9 million, for total liquid assets of $68.7 million. As of December 31, 2015, the Company held $24.4 million in cash and cash equivalents and CD’s, net of required FRB reserves of $5.7 million, and $57.2 million in available-for-sale securities, net of pledged investments of $14.3 million, for total liquid assets of $81.6 million. As of June 30, 2016, the Company’s anticipated short-term liability obligations were $108.5 million, which resulted in a basic liquidity deficit of $39.8 million that represented 8.2% of total assets. As of December 31, 2015, the Company’s anticipated short-term liability obligations were $75.8 million, which resulted in a basic liquidity surplus of $5.8 million that represented 1.3% of total assets.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to revised capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. These regulations require a new common equity Tier 1 (“CET1”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under revised prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, these regulations established a capital conservation buffer above the required capital ratios that was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets with increases in each year of 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Since January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At June 30, 2016, the Bank had a capital conservation buffer of 4.54%.

These regulations implemented changes to what constitutes regulatory capital. Certain instruments no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out reduces the impact of market volatility on the Bank’s regulatory capital ratios.

These regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 100%.

As of June 30, 2016 (unaudited) and December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Based on the Company’s interest-rate-sensitivity position, the Company may be adversely affected by changes in interest rates in the short term. As such, management of the money supply and interest rates by the Federal Reserve Board to control the general price level of goods or services has an indirect impact on the earnings of the Company. Also, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans made by the Company.

Off Balance Sheet Arrangements

As of June 30, 2016, the Company had in place mandatory commitments to sell approximately $6.8 million of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac). As of December 31, 2015, the Company had in place mandatory commitments to sell approximately $4.4 million of loans secured by 1-to-4 family residential properties to Freddie Mac.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended
June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SBT BANCORP, INC.

Date: August 15, 2016	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: August 15, 2016		/s/ Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

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