Form 10-Q
period 2016-09-30
SBT Bancorp, Inc.
filed 2016-11-14
CIK 1354174

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act OF 1934a

For the transition period from _______ to __________

Commission File Number: 000-51832

SBT Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Connecticut	20-4346972
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

86 Hopmeadow Street, P.O. Box 248, Simsbury, CT	06070
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 31, 2016, the registrant had 1,360,721 shares of its Common Stock, no par value per share, outstanding.

table of contents

SBT Bancorp, Inc. and Subsidiary

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2016 and 2015 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited)	7 - 8

	Notes to Condensed Consolidated Financial Statements – (unaudited)	9 - 24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25 - 35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURES		39

EXHIBIT INDEX		40

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share amounts)

	9/30/16	12/31/15
	(Unaudited)
ASSETS
Cash and due from banks	$12,994	$8,933
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	6,418	19,795
Money market mutual funds	45	13
Federal funds sold	100	149
Cash and cash equivalents	19,557	28,890

Certificates of deposit	1,500	1,250

Investments in available-for-sale securities, at fair value	63,611	71,517
Federal Home Loan Bank stock, at cost	1,977	2,047

Loans held-for-sale	8,238	2,167

Loans	396,280	326,723
Less: allowance for loan losses	3,631	3,028
Loans, net	392,649	323,695

Premises and equipment, net	1,988	1,420
Accrued interest receivable	1,232	1,143
Bank owned life insurance	9,066	7,389
Other assets	5,120	5,262
Total assets	$504,938	$444,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$128,000	$135,580
Savings and NOW deposits	239,557	179,775
Time deposits	65,108	57,287
Total deposits	432,665	372,642

Securities sold under agreements to repurchase	3,193	1,915
Federal Home Loan Bank advances	29,000	31,500
Long-term subordinated debt	7,245	7,230
Other liabilities	1,854	1,751
Total liabilities	473,957	415,038
Stockholders' equity:
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 1,361,135 shares and 1,360,721 shares, respectively, at September 30, 2016 and 1,360,591 shares and 1,360,177 shares, respectively, at December 31, 2015	18,887	18,856
Retained earnings	11,609	11,288
Treasury stock, 414 shares	(7)	(7)
Unearned compensation-restricted stock awards	(95)	(206)
Accumulated other comprehensive income (loss)	587	(189)
Total stockholders' equity	30,981	29,742
Total liabilities and stockholders' equity	$504,938	$444,780

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for share and per share amounts)

	For the three months ended		For the nine months ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
Interest and dividend income:
Interest and fees on loans	$3,433	$2,748	$9,814	$8,057
Investment securities	359	393	1,130	1,235
Interest-bearing deposits	26	14	65	26
Total interest and dividend income	3,818	3,155	11,009	9,318
Interest expense:
Interest on deposits	271	192	619	566
Interest on securities sold under agreements to repurchase	2	1	5	3
Interest on long-term subordinated debt	137	-	379	-
Interest on Federal Home Loan Bank advances	36	8	134	35
Total interest expense	446	201	1,137	604
Net interest and dividend income	3,372	2,954	9,872	8,714

Provision for loan losses	305	65	606	145

Net interest and dividend income after provision for loan losses	3,067	2,889	9,266	8,569
Noninterest income (loss):
Service charges on deposit accounts	98	98	278	303
Gain on sales of available-for-sale securities,net	23	26	93	93
Other service charges and fees	293	208	733	561
Increase in cash surrender value of life insurance policies	64	51	177	154
Mortgage loan servicing activities,net	41	48	(316)	(8)
Gain on sale of mortgages	607	422	1,214	971
Investment services fees and commissions	53	48	133	159
Other income	11	20	41	44
Total noninterest income	1,190	921	2,353	2,277
Noninterest expense:
Salaries and employee benefits	1,949	1,779	5,700	5,062
Occupancy expense	387	340	1,147	1,046
Equipment expense	111	104	317	306
Advertising and promotions	213	109	508	365
Forms and supplies	86	48	160	125
Professional fees	142	196	345	448
Directors’ fees	53	66	160	180
Correspondent charges	83	67	228	187
FDIC assessment	70	78	223	234
Data processing	219	198	628	531
Internet banking costs	75	52	221	157
Other expenses	338	345	1,001	975
Total noninterest expense	3,726	3,382	10,638	9,616
Income before income taxes	531	428	981	1,230
Income tax provision	100	75	93	185
Net income	$431	$353	$888	$1,045
Net income available to common stockholders	$431	$327	$888	$959
Weighted average shares outstanding, basic	1,352,263	890,190	1,350,725	889,473
Earnings per common share, basic	$0.32	$0.37	$0.66	$1.08
Weighted average shares outstanding, assuming dilution	1,354,362	894,380	1,352,887	892,004
Earnings per common share, assuming dilution	$0.32	$0.37	$0.66	$1.08

Dividends declared per common share	$0.14	$0.14	$0.42	$0.42

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income	$431	$353	$888	$1,045
Other comprehensive (loss) income net of tax:
Net change in unrealized holding gain/loss on securities available-for-sale	(186)	672	1,270	381
Reclassification adjustment for realized gains in net income	(23)	(26)	(93)	(93)
Other comprehensive (loss) income, before tax	(209)	646	1,177	288
Income tax benefit (expense)	72	(220)	(401)	(98)
Other comprehensive (loss) income, net of tax	(137)	426	776	190
Comprehensive income	$294	$779	$1,664	$1,235

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

(Dollars in thousands)

	Preferred Stock	Common	Retained	Treasury	Unearned Compensation- Restricted	Accumulated Other Comprehensive
	Series C	Stock	Earnings	Stock	Stock Awards	Income (Loss)	Total
Balance, December 31, 2014	$8,988	$10,127	$10,549	$(7)	$(207)	$22	$29,472
Net income	-	-	1,045	-	-	-	1,045
Other comprehensive income, net of tax	-	-	-	-	-	190	190
Preferred stock dividends-SBLF	-	-	(77)	-	-	-	(77)
Preferred stock amortization (accretion)	9	-	(9)	-	-	-	-
Stock-based compensation	-	-	-	-	130	-	130
Restricted stock awards	-	177	-	-	(177)	-	-
Common stock issued	-	29	-	-	-	-	29
Dividends declared on common stock ($.42 per share)	-	-	(374)	-	-	-	(374)
Balance September 30, 2015	$8,997	$10,333	$11,134	$(7)	$(254)	$212	$30,415

Balance, December 31, 2015	$-	$18,856	$11,288	$(7)	$(206)	$(189)	$29,742
Net income	-	-	888	-	-	-	888
Other comprehensive income, net of tax	-	-	-	-	-	776	776
Stock-based compensation	-	14	-	-	99	-	113
Forfeited restricted stock awards	-	(12)	-	-	12	-	-
Common stock issued	-	29	-	-	-	-	29
Dividends declared on common stock ($.42 per share)	-	-	(567)	-	-	-	(567)
Balance, September 30, 2016	$-	$18,887	$11,609	$(7)	$(95)	$587	$30,981

See accompanying notes to the unaudited condensed consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the nine months ended
	9/30/2016	9/30/2015
Cash flows from operating activities:
Net income	$888	$1,045
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of securities, net	279	307
Gain on available-for-sale securities, net of writedowns	(93)	(93)
Change in deferred origination costs, net	(107)	(73)
Provision for loan losses	606	145
Loans originated for sale	(73,391)	(63,269)
Proceeds from sales of loans originated for sale	68,534	62,625
Gain on sales of loans	(1,214)	(874)
Gain on sale of other real estate owned	-	(9)
Depreciation and amortization	284	218
Accretion on impairment of operating lease	-	(26)
Amortization of long-term subordinated debt issuance costs	22	-
Increase in other assets	(358)	(352)
(Increase) decrease in interest receivable	(89)	50
Decrease in taxes receivable	107	48
Increase in cash surrender value of bank owned life insurance	(177)	(154)
Stock-based compensation	113	130
Loss on disposal of fixed assets	11	-
Increase (decrease) in other liabilities	159	(208)
(Decrease) increase in interest payable	(56)	69

Net cash used in operating activities	(4,482)	(421)

Cash flows from investing activities:
Purchases of certificates of deposit	(250)	-
Purchases of available-for-sale securities	(6,103)	(319)
Proceeds from maturities of available-for-sale securities	13,009	10,767
Proceeds from sales of available-for-sale securities	1,991	1,614
Purchases of Federal Home Loan Bank stock	(1,772)	(1,273)
Redemption of Federal Home Loan Bank stock	1,842	-
Loan originations and principal collections, net	(32,580)	(12,765)
Loans purchased	(36,880)	(8,361)
Recoveries of loans previously charged off	7	9
Proceeds from sale of other real estate owned	-	114
Purchase of bank owned life insurance	(1,500)	-
Capital expenditures	(871)	(148)

Net cash used in investing activities	(63,107)	(10,362)

SBT BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

(continued)

	For the nine months ended
	9/30/2016	9/30/2015

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	52,202	21,856
Net increase (decrease) in time deposits	7,821	(3,115)
Net increase (decrease) in securities sold under agreements to repurchase	1,278	(1,199)
Net change in short-term Federal Home Loan Bank advances	(2,500)	(12,000)
Proceeds from issuance of common stock	29	29
Increase in subordinated debt issuance fees	(7)	-
Dividends paid - preferred stock	-	(77)
Dividends paid - common stock	(567)	(373)

Net cash provided by financing activities	58,256	5,121

Net decrease in cash and cash equivalents	(9,333)	(5,662)
Cash and cash equivalents at beginning of period	28,890	19,820
Cash and cash equivalents at end of period	$19,557	$14,158

Supplemental disclosures:
Interest paid	$1,193	$535
Income taxes paid	200	137

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

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2016, the Company maintained a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the nine months ended September 30, 2016, the Company recognized $113 thousand in stock-based employee compensation expense. During the nine months ended September 30, 2015, the Company recognized $130 thousand in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company early adopted this ASU for the year ended December 31, 2015 in relation to its debt issuance costs.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU will require entities to present separately in other comprehensive income that portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It will also require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. The ASU will take effect for public companies for fiscal years beginning after December 15, 2017. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new guidance will be effective for public entities for annual periods beginning after December 15, 2018 and interim periods therein. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently reviewing this ASU to determine the impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2016 and December 31, 2015.

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

The following summarizes assets measured at fair value at September 30, 2016 and December 31, 2015.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2016:
Debt securities issued by U.S. government corporationsand agencies	$4,775	$-	$4,775	$-
Obligations of states and municipalities	14,904	-	14,904	-
Mortgage-backed securities	42,900	-	42,900	-
SBA loan pools	1,032	-	1,032	-
Totals	$63,611	$-	$63,611	$-

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	10,463	-	10,463	-
Obligations of states and municipalities	14,669	-	14,669	-
Mortgage-backed securities	45,281	-	45,281	-
SBA loan pools	1,104	-	1,104	-
Totals	$71,517	$-	$71,517	$-

Assets Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2016:
Impaired loans	$240	$-	$-	$240

	$240	$-	$-	$240

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2015:
Impaired loans	$240	$-	$-	$240

	$240	$-	$-	$240

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,557	$19,557	$-	$-	$19,557
Certificates of deposit	1,500	1,500	-	-	1,500
Available-for-sale securities	63,611	-	63,611	-	63,611
Federal Home Loan Bank stock	1,977	1,977	-	-	1,977
Loans held-for-sale	8,238	-	-	8,238	8,238
Loans, net	392,649	-	-	392,879	392,879
Mortgage servicing rights	1,998	-	-	2,296	2,296
Accrued interest receivable	1,232	1,232	-	-	1,232
Bank owned life insurance	9,066	-	9,066	-	9,066

Financial liabilities:
Deposits	432,665	-	432,052	-	432,052
Securities sold under agreements to repurchase	3,193	-	3,193	-	3,193
Federal Home Loan Bank advances	29,000	-	29,000	-	29,000
Long-term subordinated debt	7,245	-	7,628	-	7,628

	December 31, 2015
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$28,890	$28,890	$-	$-	$28,890
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	71,517	-	71,517	-	71,517
Federal Home Loan Bank stock	2,047	2,047	-	-	2,047
Loans held-for-sale	2,167	-	-	2,187	2,187
Mortgage servicing rights	2,039	-	-	2,695	2,695
Loans, net	323,695	-	-	322,596	322,596
Accrued interest receivable	1,143	1,143	-	-	1,143
Bank owned life insurance	7,389	-	7,389	-	7,389

Financial liabilities:
Deposits	372,642	-	363,752	-	363,752
Securities sold under agreements to repurchase	1,915	-	1,915	-	1,915
Federal Home Loan Bank advances	31,500	-	31,500	-	31,500
Long-term subordinated debt	7,230	-	7,339	-	7,339

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended
	9/30/16	9/30/15
	(In Thousands, Except Share and Per Share Data)
Basic earnings per share computation:
Net income	$431	$353
Preferred stock net accretion	-	(3)
Cumulative preferred stock dividends	-	(23)
Net income available to common stockholders	$431	$327

Weighted average shares outstanding, basic	1,352,263	890,190

Basic earnings per share	$0.32	$0.37

Diluted earnings per share computation:
Net income	$431	$353
Preferred stock net accretion	-	(3)
Cumulative preferred stock dividends	-	(23)
Net income available to common stockholders	$431	$327

Weighted average shares outstanding, before dilution	1,352,263	890,190
Dilutive potential shares	2,099	4,190
Weighted average shares outstanding, assuming dilution	1,354,362	894,380

Diluted earnings per share	$0.32	$0.37

	For the nine months ended
	9/30/16	9/30/15
	(In Thousands, Except Share and Per Share Data)
Basic earnings per share computation:
Net income	$888	$1,045
Preferred stock net accretion	-	(9)
Cumulative preferred stock dividends	-	(77)
Net income available to common shareholders	$888	$959

Weighted average shares outstanding, basic	1,350,725	889,473

Basic earnings per share	$0.66	$1.08

Diluted earnings per share computation:
Net income	$888	$1,045
Preferred stock net accretion	-	(9)
Cumulative preferred stock dividends	-	(77)
Net income available to common shareholders	$888	$959

Weighted average shares outstanding, before dilution	1,350,725	889,473
Dilutive potential shares	2,162	2,531
Weighted average shares outstanding, assuming dilution	1,352,887	892,004

Diluted earnings per share	$0.66	$1.08

NOTE 6 – INVESTMENT SECURITIES

The following tables summarize the amounts and distribution of the Company’s investment securities held as of September 30, 2016 and December 31, 2015:

	INVESTMENT PORTFOLIO
	(Dollars In Thousands)

	September 30, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by U.S. government corporations and agencies
Due within one year	$1,000	$3	-	1,003	1.00%
Due after one to five years	3,750	22	-	3,772	1.21%
Total U.S. government corporations and agencies	4,750	25	-	4,775	1.17%
Obligations of states and municipalities
Due within one year	510	14	-	524	4.15%
Due after one to five years	1,953	56	-	2,009	3.61%
Due after five to ten years	4,025	109	-	4,134	2.67%
Due after ten to fifteen years	7,205	271	-	7,476	2.75%
Due beyond fifteen years	731	30	-	761	3.14%
Total obligations of states and municipalities	14,424	480	-	14,904	2.91%
Mortgage-backed securities
Due after one to five years	594	11	2	603	2.63%
Due after five to ten years	2,090	37	-	2,127	1.92%
Due after ten to fifteen years	23,306	195	4	23,497	1.71%
Due beyond fifteen years	16,553	158	38	16,673	2.04%
Total mortgage-backed securities	42,543	401	44	42,900	1.86%
SBA loan pools
Due after five to ten years	1,004	28	-	1,032	3.10%
Total SBA loan pools	1,004	28	-	1,032	3.10%

Total available-for-sale securities	$62,721	$934	$44	$63,611	2.34%

	INVESTMENT PORTFOLIO
	(Dollars In Thousands)

	December 31,2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by U.S. government corporations and agencies
Due after one to five years	$10,499	$6	$42	$10,463	1.33%
Total obligations of states and municipalities	10,499	6	42	10,463	1.33%
Obligations of states and municipalities
Due within one year	375	4	-	379	3.95%
Due after one to five years	7,780	305	20	8,065	2.70%
Due after five to ten years	4,580	121	8	4,693	3.08%
Due after ten to fifteen years	1,025	9	8	1,026	2.51%
Due beyond fifteen years	498	8	-	506	3.25%
Total obligations of states and municipalities	14,258	447	36	14,669	2.86%
Mortgage-backed securities
Due after one to five years	733	12	-	745	2.43%
Due after five to ten years	1,997	19	7	2,009	2.13%
Due after ten to fifteen years	25,144	16	393	24,767	1.80%
Due beyond fifteen years	18,084	18	342	17,760	2.20%
Total mortgage-backed securities	45,958	65	742	45,281	1.98%
SBA loan pools
Due after five to ten years	1,089	23	8	1,104	3.19%
Total SBA loan pools	1,089	23	8	1,104	3.19%

Total available-for-sale securities	$71,804	$541	$828	$71,517	2.36%

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2016:
Mortgage-backed securities	$-	$-	$3,767	$11	$3,767	$11
Total temporarily impaired securities	-	-	3,767	11	3,767	11

Other-than-temporarily impaired securities:
Mortgage-backed securities	10	-	175	33	185	33
Total temporarily impaired and other-than-temporarily impaired securities	$10	$-	$3,942	$44	$3,952	$44

December 31, 2015:
Debt securities issued by U.S. Government corporations and agencies	$5,975	$24	$2,482	$18	$8,457	$42
SBA loan pools	760	8	-	-	760	8
Obligations of states and municipalities	702	8	1,997	28	2,699	36
Mortgage-backed securities	22,125	255	17,463	461	39,588	716
Total temporarily impaired securities	29,562	295	21,942	507	51,504	802

Other-than-temporarily impaired securities:
Mortgage-backed securities	15	-	219	26	234	26
Total temporarily impaired and other- than-temporarily impaired securities	$29,577	$295	$22,161	$533	$51,738	$828

The investments in the Company’s investment portfolio that were temporarily impaired as of September 30, 2016 consisted entirely of mortgage-backed securities. The Company’s management anticipates that the fair value of securities that are currently temporarily impaired will recover to cost basis. The gross unrealized losses are primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As the Company has the ability and intent to hold securities for the foreseeable future, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, no declines are deemed to be other than temporary, unless otherwise noted above.

During the three months ended September 30, 2016, there were proceeds of $1.0 million from sales of available-for-sale securities. Gross realized gains on these sales amounted to $25 thousand. The tax expense applicable to these gross realized gains amounted to $9 thousand.

During the three months ended September 30, 2015, there were proceeds of $497 thousand from sales of available-for-sale securities. Gross realized gains on these sales amounted to $30 thousand. The tax expense applicable to these gross realized gains amounted to $10 thousand.

During the nine months ended September 30, 2016, there were proceeds of $2.0 million from sales of available-for-sale securities. Gross realized gains on these sales amounted to $94 thousand. The tax expense applicable to these gross realized gains amounted to $32 thousand.

During the nine months ended September 30, 2015, there were proceeds of $1.6 million from sales of available-for-sale securities. Gross realized gains on these sales amounted to $99 thousand. The tax expense applicable to these gross realized gains amounted to $34 thousand.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In Thousands)
Real estate - residential	$136,657	$138,628
Real estate - commercial	82,594	62,118
Real estate- municipal	8,566	8,629
Real estate - construction and land development	16,610	10,070
Home equity	47,774	47,681
Commercial and industrial	59,928	35,305
Municipal	4,578	3,610
Consumer	38,134	19,350
Total loans	394,841	325,391
Allowance for loan losses	(3,631)	(3,028)
Deferred costs, net	1,439	1,332
Net loans	$392,649	$323,695

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, home equity, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2016.

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

Consumer loans: Loans in this segment are made for the purpose of financing automobiles, various types of consumer goods and other personal purposes. Most of the Bank’s consumer loans are secured by personal property purchased with the proceeds of such consumer loans. The Bank purchased approximately $9.5 million in refinanced student loans during the quarter ended June 30, 2016 and $9.3 million in refinanced student loans during the quarter ended September 30, 2016 that are classified as consumer loans.

Allocated component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures unless such loans are subject to a troubled debt restructuring agreement.

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

The following tables present the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016 and September 30, 2015:

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2016:
Allowance for loan losses:
Beginning balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028
Charge-offs	-	-	-	-	-	(10)	-	(10)
Recoveries	1	-	-	-	2	4	-	7
Provision (benefit)	3	241	(25)	2	280	145	(40)	606
Ending balance	$1,069	$947	$299	$333	$680	$296	$7	$3,631

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2015:
Allowance for loan losses:
Beginning balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761
Charge-offs	-	-	-	-	-	(18)	-	(18)
Recoveries	-	-	-	-	-	9	-	9
(Benefit) provision	(15)	(66)	119	5	98	3	1	145
Ending balance	$1,070	$672	$368	$329	$325	$128	$5	$2,897

The following tables set forth information regarding loans and the allowance for loan losses by portfolio segment as of September 30, 2016 and December 31, 2015:

	Real Estate:
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
	(In Thousands)
September 30, 2016:
Allowance for loan losses
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$-	$2
Ending balance: Collectively evaluated for impairment	1,069	947	299	333	678	296	7	3,629
Total allowance for loan losses ending balance	$1,069	$947	$299	$333	$680	$296	$7	$3,631

Loans:
Ending balance: Individually evaluated for impairment	$-	$1,017	$222	$-	300	$-	$-	$1,539
Ending balance:
Collectively evaluated for impairment	136,657	90,143	16,388	47,774	64,206	38,134	-	393,302
Total loans ending balance	$136,657	$91,160	$16,610	$47,774	$64,506	$38,134	$-	$394,841

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2015:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$-	$2
Ending balance:
Collectively evaluated for impairment	1,065	706	324	331	396	157	47	3,026
Total allowance for loan losses ending balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028

Loans:
Ending balance:
Individually evaluated for impairment	$-	$2,285	$-	$-	$363	$-	$-	$2,648
Ending balance:
Collectively evaluated for impairment	138,628	68,462	10,070	47,681	38,552	19,350	-	322,743
Total loans ending balance	$138,628	$70,747	$10,070	$47,681	$38,915	$19,350	$-	$325,391

The following tables present the Company’s loans by risk rating as of September 30, 2016 and December 31, 2015:

	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
	(In Thousands)
September 30, 2016:
Grade:
Pass	$-	$83,109	$16,388	$-	$62,642	$-	$162,139
Special mention	-	6,338	222	-	593	-	7,153
Substandard	1,268	1,713	-	222	1,271	-	4,474
Loans not formally rated	135,389	-	-	47,552	-	38,134	221,075
Total	$136,657	$91,160	$16,610	$47,774	$64,506	$38,134	$394,841

December 31, 2015:
Grade:
Pass	$-	$64,823	$10,070	$-	$36,649	$-	$111,542
Special mention	-	2,132	-	-	216	-	2,348
Substandard	732	3,792	-	262	2,050	-	6,836
Loans not formally rated	137,896	-	-	47,419	-	19,350	204,665
Total	$138,628	$70,747	$10,070	$47,681	$38,915	$19,350	$325,391

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

Risk Rating 2 (Good) – This risk rating is assigned to borrowers of high credit quality who have primary and secondary sources of repayment that are well defined and fully confirmed.

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

Loans not formally rated include residential, home equity and consumer loans. As of September 30, 2016, $221.1 million of the total residential, home equity and consumer loan portfolio of $222.6 million was not formally rated. As of December 31, 2015, $204.7 million of the total residential, home equity and consumer loan portfolio of $205.7 million was not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a loan portfolio with low delinquencies. Total delinquent loans, consisting of loans past due 60 days or more, as of September 30, 2016 were 0.82% of total loans outstanding compared to 1.21% on December 31, 2015. The Company’s allowance for loan losses at September 30, 2016 was 0.92% of total loans compared to 0.93% as of December 31, 2015.

An age analysis of past-due loans, segregated by class of loans, as of September 30, 2016 and December 31, 2015 is as follows:

							90 Days
			90 Days				or More
			or More	Total	Total	Total	Past Due	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Past Due	Current	Loans	and Accruing	Loans
	(In Thousands)
September 30, 2016:
Real estate:
Residential	$-	$382	$1,132	$1,514	$135,143	$136,657	$-	$1,268
Commercial	-	-	1,017	1,017	81,577	82,594	-	1,017
Municipal	-	-	-	-	8,566	8,566	-	-
Construction and land development	-	-	222	222	16,388	16,610	-	222
Home equity	100	80	71	251	47,523	47,774	-	222
Commercial and industrial	40	-	300	340	59,588	59,928	-	300
Municipal	-	-	-	-	4,578	4,578	-	-
Consumer	88	16	30	134	38,000	38,134	-	31
Total	$228	$478	$2,772	$3,478	$391,363	$394,841	$-	$3,060

December 31, 2015:
Real estate:
Residential	$-	$1,062	$594	$1,656	$136,972	$138,628	$-	$1,086
Commercial	-	-	1,668	1,668	60,450	62,118	-	2,285
Municipal	-	-	-	-	8,629	8,629	-	-
Construction and land development	-	-	-	-	10,070	10,070	-	-
Home equity	35	84	178	297	47,384	47,681	-	340
Commercial and industrial	-	-	363	363	34,942	35,305	-	363
Municipal	-	-	-	-	3,610	3,610	-	-
Consumer	47	7	5	59	19,291	19,350	-	5
Total	$82	$1,153	$2,808	$4,043	$321,348	$325,391	$-	$4,079

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 is as follows as of and for the nine months ended September 30, 2016 and the year ended December 31, 2015:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
September 30, 2016:
With no related allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	1,017	1,017	-	1,082	-
Construction and land development	222	222	-	222	4
Home equity	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Total impaired with no related allowance	$1,239	$1,239	$-	$1,304	$4

With an allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	300	300	2	332	-
Total impaired with an allowance recorded	$300	$300	$2	$332	$-

Total
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	1,017	1,017	-	1,082	-
Construction and land development	222	222	-	222	4
Home equity	-	-	-	-	-
Commercial and industrial	300	300	2	332	-
Total impaired loans	$1,539	$1,539	$2	$1,636	$4

December 31, 2015:
With no related allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	2,285	2,285	-	2,358	77
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Total impaired with no related allowance	$2,285	$2,285	$-	$2,358	$77

With an allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	363	363	2	404	-
Total impaired with an allowance recorded	$363	$363	$2	$404	$-

Total
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	2,285	2,285	-	2,358	77
Construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	363	363	2	404	-
Total impaired loans	$2,648	$2,648	$2	$2,762	$77

The Bank’s TDRs are determined by management. TDRs may include all accrued interest, late charges, title and recording fees, and attorneys’ fees being added back to the pre-modification balance. In addition, rates and terms of the loans may have changed.

There was one loan modified as a TDR during the quarter. The loan, with a principal balance of $179 thousand was extended to reduce the risk of the borrower defaulting on outstanding loans held by the borrower’s business interests.

There was one commercial loan that was modified as a troubled debt restructuring during the year ended December 31, 2015. The loan, with a recorded investment of $363 thousand at December 31, 2015, had its payment temporarily reduced as part of the modification. The loan was individually evaluated for impairment as of December 31, 2015 and it was determined that a $2 thousand specific allowance was required. The loan was in non-accrual status at September 30, 2016 and December 31, 2015.

As of September 30, 2016, there were no foreclosed residential real estate properties held by the Company. There were two consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure according to local requirements of the applicable jurisdiction at September 30, 2016. The aggregate principal balance of the two loans was $151 thousand at September 30, 2016.

The balance of mortgage servicing rights included in other assets at September 30, 2016 and December 31, 2015 was $1.99 million and $2.04 million, respectively. Mortgage servicing rights of $743 thousand and $781 thousand were capitalized for the nine months ended September 30, 2016 and September 30, 2015, respectively. Amortization of mortgage servicing rights was $639 thousand and $431 thousand for the nine months ended September 30, 2016 and September 30, 2015, respectively. The valuation allowance of the mortgage servicing asset was $165 thousand and $19 thousand as of September 30, 2016 and September 30, 2015, respectively. The fair value of these rights was $2.3 million and $2.7 million as of September 30, 2016 and December 31, 2015, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $284.7 million and $234.9 million as of September 30, 2016 and December 31, 2015, respectively.

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

NOTE 9 – OTHER COMPREHENSIVE (LOSS) INCOME

The following tables present the reclassification disclosure for the three and nine months ended September 30, 2016 and 2015:

Three months ended:	9/30/2016	9/30/2015
	( In Thousands)
Net change in unrealized holding gain/loss on securities available-for-sale	$(186)	$672
Reclassification adjustment for realized gains in net income (1)	(23)	(26)
Other comprehensive (loss) income before tax	(209)	646
Income tax benefit (expense)	72	(220)
Other comprehensive (loss) income, net of tax	$(137)	$426

Nine months ended:	9/30/2016	9/30/2015
	( In Thousands)
Net change in unrealized holding gain/loss on securities available-for-sale	$1,270	$381
Reclassification adjustment for realized gains in net income (1)	(93)	(93)
Other comprehensive income before tax	1,177	288
Income tax expense	(401)	(98)
Other comprehensive income, net of tax	$776	$190

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company for the nine months ended September 30, 2016. All adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements for the nine months ended September 30, 2016 not misleading have been made.

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

The Bank’s main office and its corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in the towns of Granby, Avon, Bloomfield, and West Hartford Connecticut. The Bank also maintains a mortgage center in Glastonbury, Connecticut. Services to the Bank’s customers are also provided through SBT Online Internet banking. The Bank’s customer base consists primarily of individual customers and small businesses in the surrounding towns located in north central Connecticut. In April 2016, the Bank opened a full service branch at 1232 Farmington Avenue in West Hartford, Connecticut. In May 2016, the Bank closed its mortgage centers in Warwick, Rhode Island, Mansfield, Massachusetts, and Mattapoisett, Massachusetts.

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

Overview

For the nine months ended September 30, 2016, net income amounted to $888 thousand, or $0.66 per basic and diluted share. This compares to net income of $1.05 million, or $1.08 per diluted share, for the nine months ended September 30, 2015. Total assets as of September 30, 2016 were $505 million compared to $445 million as of December 31, 2015.

Key financial highlights for the nine months ended September 30, 2016 compared to December 31, 2015 include a 13.5% increase in asset growth or $60.2 million, and a net loan increase of 21.3% or $69.0 million. Deposits increased by 16.1% or $60.0 million from December 31, 2015 due to a $59.8 million increase in savings and NOW accounts, and a $7.8 million increase in time deposits which were partially offset by a $7.6 million decrease in demand deposits.

At September 30, 2016, 29% of total deposits were in non-interest bearing demand accounts, 56% were in low-cost savings and NOW accounts, and 15% were in time deposits. At September 30, 2016, the Company had approximately 22,000 deposit accounts compared to approximately 21,000 deposit accounts at December 31, 2015.

At September 30, 2016, total gross loans were $394.8 million compared to $325.4 million as of December 31, 2015. During this time, residential loans remained relatively unchanged while commercial loans grew by $50.7 million or 42.9% and consumer loans, due primarily to the purchase of a $17.2 million portfolio of refinanced student loans, grew by $18.8 million or 97.1%.

For the three months ended September 30, 2016, the Company’s earnings per basic and diluted share was $0.32, a decrease of $0.05 compared to $0.37 for the three months ended September 30, 2015. Non-accrual loans decreased to $3.1 million as of September 30, 2016, which were 0.78% of total loans as of such date, from $4.1 million or 1.3% of total loans at December 31, 2015. Total delinquent loans decreased to 0.82% of total loans outstanding as of September 30, 2016 from 1.08% of total loans outstanding as of December 31, 2015. The Company’s allowance for loan losses was 0.92% of total loans at September 30, 2016.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $4.6 million in the third quarter of 2016 compared to $3.9 million a year ago due primarily to an increase in interest and fee income on loans of $685 thousand, an increase in gain on sale of mortgages of $185 thousand, which werepartially offset by an increase in interest expense on subordinated debt of $137 thousand.

The Company’s year-to-date 2016 taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 2.98% as of September 30, 2016 compared to 3.01% for the comparable 2015 period. The Company’s yield on earning assets increased 10 basis points to 3.32% while the cost of funds increased 19 basis points to 0.48% for the nine months ended September 30, 2016 compared to the same period of 2015. The increase in cost of funds was primarily related to the subordinated debt issued by the Company in the fourth quarter of 2015.

Total noninterest expenses for the third quarter of 2016 was $3.7 million, an increase of $344 thousand from the corresponding 2015 period primarily due to increases of $170 thousand in salaries and employee benefits, $104 thousand in advertising and promotions, $47 thousand in occupancy expenses, $38 thousand in forms and supplies, and $23 thousand in internet banking costs. These increases, mostly attributed to the new West Hartford branch, were partially offset by decreases in professional fees of $54 thousand.

Capital levels for the Bank on September 30, 2016 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios
	September 30, 2016
	The Simsbury Bank	Regulatory Standard
	and Trust Company, Inc.	for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.63%	5.00%
Tier 1 Risk-Based Capital Ratio	10.70%	8.00%
Common Equity Tier 1 Risk-Based Capital Ratio	10.70%	6.50%
Total Risk-Based Capital Ratio	11.76%	10.00%

At September 30, 2016, the capital ratios of the Bank exceeded the minimum Basel III capital requirements. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the Basel III capital rules. It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well capitalized institution. The Bank’s capital requirements are fully described in the “Capital Requirements” section under the heading “Financial Condition” in this Form 10-Q.

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

On a tax equivalent basis, net interest and dividend income before provision for loan losses was $3.4 million for the quarter ended September 30, 2016 compared to $3.0 million for the quarter ended September 30, 2015. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 2.90% for the quarter ended September 30, 2016 from 2.97% for the quarter ended September 30, 2015. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.74% for the quarter ended September 30, 2016 from 2.88% for the quarter ended September 30, 2015. The Company’s cost of deposits and borrowings increased to 0.53% for the quarter ended September 30, 2016 from 0.28% for the quarter ended September 30, 2015.

On a tax equivalent basis, net interest and dividend income before provision for loan losses was $10.1 million for the nine months ended September 30, 2016 compared to $8.9 million for the nine months ended September 30, 2015. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 2.98% for the nine months ended September 30, 2016 from 3.01% for the nine months ended September 30, 2015. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.84% for the nine months ended September 30, 2016 from 2.93% for the nine months ended September 30, 2015. The Company’s cost of deposits and borrowings increased to 0.48% for the nine months ended September 30, 2016 from 0.29% for the first nine months ended September 30, 2015.

The following tables summarize the Company’s daily average balances, interest, average yields and net interest margin on a tax-equivalent basis:

	Three months ended September 30,
	2016			2015
	Average			Average
(In thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Interest earning assets:
Fed funds sold & overnight Dep incl Non-Int Bearing FRB	$15,193			$22,292
Non-Interest Bearing FRB	(1,000)			(1,000)
Federal funds sold & overnight deposits	14,193	$20	0.56%	21,292	$14	0.26%

Certificates of deposit	1,500	6	1.60%	-	-	-
Investments	69,834	394	2.26%	77,846	432	2.22%

Mortgage loans	145,467	1,235	3.40%	144,664	1,271	3.51%
Commercial loans	159,138	1,635	4.11%	100,914	1,048	4.15%
Consumer loans	84,774	598	2.82%	62,550	456	2.92%

Total loans	389,379	3,468	3.56%	308,128	2,775	3.60%

Total interest-earning assets	$474,906	$3,888	3.27%	$407,266	$3,221	3.16%

Interest on interest-bearing liabilities:
NOW deposits	$44,362	9	0.08%	$38,108	8	0.08%
Savings deposits	192,760	125	0.26%	170,034	82	0.19%
Certificates of deposit	64,199	137	0.85%	57,787	102	0.71%
Total deposits	301,321	271	0.36%	265,929	192	0.29%

Securities sold under agreements to repurchase	3,147	2	0.25%	3,202	1	0.12%
Subordinated debt	7,240	137	7.57%	-	-	-
FHLB advances	26,772	36	0.54%	14,099	8	0.23%

Total interest-bearing liabilities	$338,480	$446	0.53%	$283,230	$201	0.28%

Tax-equivalent net interest income		$3,442			$3,020
Less: tax equivalent adjustments		(70)			(66)
Net Interest Income		$3,372			$2,954
Net Interest Spread			2.74%			2.88%
Net Interest Margin			2.90%			2.97%
(Taxable Equivalent Net Interest Margin)

	Nine months ended September 30,
	2016			2015
	Average			Average
(In thousands)	Balance	Interest	Yield	Balance	Interest	Yield

Interest earning assets:
Fed funds sold & overnight Dep incl Non-Int Bearing FRB	$12,373			$13,548
Non-Interest Bearing FRB	(1,000)			(1,000)
Federal funds sold & overnight deposits	11,373	$49	0.57%	12,548	$26	0.28%

Certificates of deposit	1,446	16	1.48%	-	-	-
Investments	72,916	1,239	2.27%	81,196	1,358	2.23%

Mortgage loans	143,733	3,723	3.45%	142,990	3,785	3.53%
Commercial loans	145,360	4,563	4.18%	95,090	2,955	4.14%
Consumer loans	75,672	1,629	2.87%	62,693	1,396	2.97%

Total loans	364,765	9,915	3.62%	300,773	8,136	3.61%

Total interest-earning assets	$450,500	$11,219	3.32%	$394,517	$9,520	3.22%

Interest on interest-bearing liabilities:
NOW deposits	$43,463	28	0.09%	$39,313	24	0.08%
Savings deposits	167,630	256	0.20%	152,845	223	0.19%
Certificates of deposit	59,537	335	0.75%	58,974	319	0.72%
Total deposits	270,630	619	0.30%	251,132	566	0.30%

Securities sold under agreements to repurchase	2,410	5	0.28%	3,223	3	0.12%
Subordinated debt	7,233	379	6.99%	-	-	-
FHLB advances	36,255	134	0.49%	19,062	35	0.24%

Total interest-bearing liabilities	$316,528	$1,137	0.48%	$273,417	$604	0.29%

Tax-equivalent net interest income		$10,082			$8,916
Less: tax equivalent adjustments		(210)			(202)
Net Interest Income		$9,872			$8,714
Net Interest Spread			2.84%			2.93%
Net Interest Margin			2.98%			3.01%
(Taxable Equivalent Net Interest Margin)

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

	Three months ended September 30,			Nine months ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (decrease) due to:			Increase (decrease) due to:
	Rate	Volume	Total	Rate	Volume	Total
Interest on interest-bearing assets:
Federal funds sold & overnight deposits	$16	$(10)	$6	$28	$(5)	$23
Certificates of deposit	-	6	6	-	16	16
Investments	7	(41)	(34)	23	(128)	(105)
Mortgage loans	(43)	7	(36)	(81)	19	(62)
Commercial loans	(6)	585	579	36	1,550	1,586
Consumer loans	(15)	157	142	(46)	279	233
Total interest income	(41)	704	663	(40)	1,731	1,691

Interest on interest-bearing liabilities:
NOW deposits	-	1	1	1	3	4
Savings deposits	28	15	43	10	23	33
Certificates of deposit	21	14	35	13	3	16
Securities sold under agreements to repurchase	1	-	1	4	(2)	2
Subordinated debt	-	137	137	-	379	379
FHLB advances	11	17	28	35	64	99
Total interest expense	61	184	245	63	470	533

Net change in net interest income	$(102)	$520	$418	$(103)	$1,261	$1,158

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

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines. The total allowance for loan losses at September 30, 2016 was $3.6 million or 0.92% of outstanding loans compared to $3.0 million or 0.93% of outstanding loans as of December 31, 2015. The Company charged off two loans in the third quarter 2016 totaling $5 thousand compared to one loan for $2 thousand for the same period in 2015. During the third quarter of 2016, the Company had three recoveries totaling $2 thousand compared to three recoveries totaling $1 thousand for the third quarter of 2015. For the nine months ended September 30, 2016, the Company charged off four loans totaling $10 thousand compared to five loans for a total of $18 thousand for the nine months ended September 30, 2015. The Company had ten recoveries totaling $7 thousand for the nine months ended September 30, 2016 compared to twelve recoveries totaling $9 thousand for the nine months ended September 30, 2015. The Company believes the allowance for loan losses is appropriate.

Noninterest Income and Noninterest Expense

Total noninterest income (which is derived mainly from service and overdraft charges and gain on sale of mortgages) for the quarter ended September 30, 2016 was $1.2 million compared to $921 thousand for the same period in the prior year. Total noninterest income for the nine months ended September 30, 2016 was $2.4 million compared to $2.3 million for the nine months ended September 30, 2015. The increase in noninterest income for the three and nine months ended September 30, 2016 was mainly due to an increase in the gain on sale of mortgages in the amount of $185 thousand and $243 thousand, respectively. Income from mortgage banking activities declined primarily due to an impairment charge of $41 thousand for the three months ended September 30, 2016 and $234 thousand for the nine months ended September 30, 2016. The impairment charge on the servicing asset relates to prepayment assumptions in the loans serviced-for-others portfolio as interest rates remained at historic lows in the first nine months of 2016.

Total noninterest expense for the quarter ended September 30, 2016 was $3.7 million compared to $3.4 million for the same period in the prior year. The ratio of annualized operating expenses to average assets was 3.0% for the third quarter of 2016 compared to 3.3% for the third quarter of 2015. Total noninterest expense for the nine months ended September 30, 2016 was $10.6 million compared to $9.6 million for the nine months ended September 30, 2015.

Salaries and employee benefits comprised approximately 52% of total noninterest expense for the three months ended September 30, 2016 compared to 53% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 10% of noninterest expense for the three months ended September 30, 2016 and September 30, 2015, data processing fees, which comprised 5.9% of noninterest expense for the third quarter of 2016 and 2015, advertising and promotion, which comprised 5.7% of noninterest expense for the third quarter of 2016 compared to 3.2% of noninterest expenses for the same period in 2015, and professional fees and equipment expenses, which comprised 6.8% and 8.9% of non-interest expense for the third quarter of 2016 and 2015, respectively.

Salaries and employee benefits comprised approximately 54% of total noninterest expense for the nine months ended September 30, 2016, compared to 53% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 11% of noninterest expense for each of the nine months ended September 30, 2016 and September 30, 2015, data processing fees, which comprised 5.9% of noninterest expense for the nine months ended September 30, 2016 compared to 5.5% of noninterest expenses for the same period in 2015, advertising and promotions, which comprised 4.8% and 3.8% of noninterest expense for the first nine month of 2016 and 2015, respectively, and equipment expenses which remained relatively constant in the 3.0% to 3.2% range for each of the nine months ended September 30, 2016 and September 30, 2015.

Income Taxes

The effective income tax rate for the three months ended September 30, 2016 and September 30, 2015 was 18.8% and 17.5%, respectively. For the nine months ended September 30, 2016 and September 30, 2015, the effective tax rate was 9.5% and 15.0%, respectively. Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company no longer incurs state income tax liability except for the minimum tax since the PIC’s earnings, net of certain allocated expenses, are exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair value of investments in available-for-sale securities as of September 30, 2016 was $63.6 million, which was 1.42% above amortized cost, compared to $71.5 million, which was 0.39% below amortized cost as of December 31, 2015. The Company has the intent and ability to hold debt securities until maturity or for the foreseeable future if classified as available-for-sale.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.” ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company’s investment portfolio on an ongoing basis. As of September 30, 2016, there were $185 thousand in investment securities in the investment portfolio that management determined to be other-than-temporarily impaired. During the quarter ended September 30, 2016, the par values of these securities were written down $3 thousand by the issuers. As of December 31, 2015, there were $234 thousand in investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.  For the year ended December 31, 2015, the par values of these three securities were written down by $7 thousand by the issuers.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At September 30, 2016, the Company had 35 securities with a carrying value totaling $15.0 million pledged for such purposes. At December 31, 2015, the Company had 33 securities with a carrying value totaling $14.3 million pledged for such purposes.

As of September 30, 2016 and December 31, 2015, respectively, the Company’s investment portfolio consisted of U.S. government and agency securities, state and municipal securities, mortgage-backed securities and one SBA loan pool. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of the end of the third quarter of 2016 was comprised of approximately 57% residential mortgage and consumer loans and 43% commercial loans. The Company does not have any concentrations in its loan portfolio by industry or group of industries.

As of September 30, 2016 there were approximately $137 million of gross residential mortgage loans which were relatively unchanged from the total at December 31, 2015. The Company sold one hundred thirty-four (134) loans with an aggregate principal balance of $31.7 million during the three months ended September 30, 2016, which resulted in an aggregate gain on sales of these loans of $607 thousand. For the nine months ended September 30, 2016, the Company sold two hundred ninety-seven (297) loans with an aggregate principal balance of $68.5 million, which resulted in an aggregate gain on sale of $1.2 million. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At September 30, 2016, the Company had consumer loan balances of approximately $38.1 million, representing a 97% increase from the consumer loan balances at December 31, 2015. The increase was primarily driven by the purchase of a $9.5 million portfolio of refinanced student loans during the three months ended June 30, 2016, and the purchase of a $9.3 million portfolio of refinanced student loans during the three months ended September 30, 2016. As of September 30, 2016, the Company had approximately $19.1 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $17.9 million in auto loans purchased from BCI on its books as of December 31, 2015. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI. As part of the agreement, BCI services the loans for the Company.

The September 30, 2016 gross loan balance for municipal and commercial real estate loans, including construction loans, was $104.5 million, a 29.2% increase from the gross loan balance for municipal and commercial real estate loans at December 31, 2015. The Company’s commercial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

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

The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank’s capital and reserves. Credit equaling an additional 10% of the Bank’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral. As of September 30, 2016, the Bank’s lending limits were $6.2 million and $10.3 million, respectively. As of December 31, 2015, these lending limits were $5.9 million and $9.8 million, respectively. The Bank sells participations in its loans when necessary to stay within lending limits.

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Company had 16 non-accrual loans at September 30, 2016 with an aggregate balance of $3.1 million compared to 19 non-accrual loans at December 31, 2015 with an aggregate balance of $4.1 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the fair value less estimated costs to sell. The Company had no OREO properties at September 30, 2016.

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

The Company had criticized and classified loans with an aggregate outstanding balance of $11.4 million as of September 30, 2016 compared to $9.2 million as of December 31, 2015. The Company had no exposure to sub-prime loans in its loan portfolio as of September 30, 2016 and December 31, 2015. The Company’s allowance for loan losses was 0.92% of outstanding loans as of September 30, 2016.

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

Deposits

Deposits are the Company’s primary source of funds. At September 30, 2016, the Company had a deposit mix of 40% checking, 45% savings and 15% certificates of deposit. The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2015, the deposit mix was 48% checking, 37% savings, and 15% certificates of deposit. At September 30, 2016, 30% of the total deposits of $433 million were non-interest-bearing compared to 36% of the Company’s total deposits of $373 million that were non-interest-bearing at December 31, 2015. As of September 30, 2016 and December 31, 2015, the Company had $80.3 million and $43.8 million, respectively, in deposits from public sources.

The Company’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry. The Company’s business is not seasonal in nature. The Company accepts deposits in excess of $250 thousand from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) program, the Bank had brokered deposits of $1.5 million as of September 30, 2016 compared to $1.3 million as of December 31, 2015.

Borrowings

As of September 30, 2016, the Company had $29.0 million in borrowings from the Federal Home Loan Bank of Boston (FHLBB) on its balance sheet compared to $31.5 million in borrowings outstanding as of December 31, 2015.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

On September 30, 2015 the Company entered into a Subordinated Loan Agreement with Community Funding CLO, Ltd. pursuant to which the Company issued an unsecured subordinated term note in the aggregate principal amount of $7,500,000 due July 31, 2025 to Community Funding CLO, Ltd. The closing date of the issuance of the Subordinated Note occurred on October 15th, 2015. The Company received net proceeds of approximately $7.2 million from the issuance of the Subordinated Note.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities. One method the bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits currently in effect, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of September 30, 2016, the Company had $1.5 million of deposits in the CDARS network compared to $1.3 million of deposits in the CDARS network as of December 31, 2015.

Liquidity of a financial institution, such as a bank, is measured based on its ability to have liquid assets sufficient to meet its short-term obligations. The net sum of liquid assets less anticipated current obligations represents the basic liquidity surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of September 30, 2016, the Company held $13.7 million in cash and cash equivalents and CDs, net of required FRB reserves of $7.3 million, and $48.7 million in available-for-sale securities, net of pledged investments of $15.0 million, for total liquid assets of $62.4 million. As of December 31, 2015, the Company held $24.4 million in cash and cash equivalents and CDs, net of required FRB reserves of $5.7 million, and $57.2 million in available-for-sale securities, net of pledged investments of $14.3 million, for total liquid assets of $81.6 million. As of September 30, 2016, the Company’s anticipated short-term liability obligations were $86.6 million, which resulted in a basic liquidity deficit of $24.2 million that represented 4.8% of total assets. As of December 31, 2015, the Company’s anticipated short-term liability obligations were $75.8 million, which resulted in a basic liquidity surplus of $5.8 million that represented 1.3% of total assets.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to revised capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. These regulations require a new common equity Tier 1 (“CET1”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under revised prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, these regulations established a capital conservation buffer above the required capital ratios that was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets with increases in each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Effective January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At September 30, 2016, the Bank had a capital conservation buffer of 3.76%.

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

As of September 30, 2016 (unaudited) and December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since such notification that management believes have changed the institution’s category.

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

Based on the Company’s interest-rate-sensitivity position, the Company may be adversely affected by changes in interest rates in the short term. As such, management of the money supply and interest rates by the Federal Reserve Board to control the general price level of goods or services has an indirect impact on the earnings of the Company. In addition, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans made by the Company.

Off Balance Sheet Arrangements

As of September 30, 2016, the Company had in place mandatory commitments to sell approximately $ 8.2 million of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac). As of December 31, 2015, the Company had in place mandatory commitments to sell approximately $2.2 million of loans secured by 1-to-4 family residential properties to Freddie Mac.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

3(i).2

Certificate of Amendment to the Certificate of Incorporation of SBT Bancorp, Inc. establishing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Sec File No. 000-51832) filed on August 12, 2011)

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) of the Company's Form 8-K (SEC File No. 000-51832) filed on March 22, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB (SEC File No. 000-51832) filed on May 15, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBT BANCORP, INC.

Date:	November 14, 2016	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date:	November 14, 2016	By:	/s/ Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

3(i).2

Certificate of Amendment to the Certificate of Incorporation of SBT Bancorp, Inc. establishing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-51832) filed on August 12, 2011)

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) of the Company's Form 8-K (SEC File No. 000-51832) filed on March 22, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB (SEC File No. 000-51832) filed on May 15, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definitions Linkbase Document