Form 10-K
period 2016-12-31
SBT Bancorp, Inc.
filed 2017-03-29
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter, is $26,534,060

As of March 17, 2017, 1,371,980 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SBT Bancorp, Inc.’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders to be held May 9, 2017 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

The Bank was incorporated on April 28, 1992 and commenced operations as a Connecticut chartered bank on March 31, 1995. The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System. The Bank's main office and its corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in the towns of Granby, Avon, Bloomfield, and West Hartford, Connecticut. The full service West Hartford branch was opened in April of 2016 after the Bank received regulatory approval from the Connecticut Department of Banking and the FDIC in 2015 to open this branch. The Bank also maintains a mortgage center in Glastonbury, Connecticut. Services to the Bank’s customers are also provided through SBT Online Internet banking. The Bank's customer base consists primarily of individual consumers and small businesses in north central Connecticut. The Bank has in excess of 22,000 deposit accounts.

The Bank has six ATMs: two at its main office, and one each at the other branch/business offices. The ATMs generate activity fees based upon utilization by other banks' customers.

The Bank offers a full range of commercial banking services to residents and businesses in its primary and secondary markets through a wide variety of commercial loans and residential mortgage programs as well as home equity lines and loans, FDIC-insured checking, savings, and IRA accounts, 401(k) rollover accounts, and safe deposit and other customary non-deposit banking services. The Bank offers investment products to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and through its affiliation with the securities broker/dealer, LPL Financial Corporation.

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

Commercial banking is affected not only by general economic conditions but also by monetary and fiscal policies of the federal government and policies of regulatory agencies, particularly the Federal Reserve Board (“FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies cannot be predicted.

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

On September 30, 2015 the Company entered into a Subordinated Loan Agreement (the “Loan Agreement”) with Community Funding CLO, Ltd. (“Community Funding”) pursuant to which the Company issued an unsecured subordinated term note in the aggregate principal amount of $7.5 million due October 1, 2025 (the “Subordinated Note”) to Community Funding. The closing date of the issuance of the Subordinated Note occurred on October 15th, 2015 (the “Closing Date”). The Company received net proceeds of approximately $7.2 million from the issuance of the Subordinated Note.

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

On November 5, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Keefe, Bruyette & Woods, Inc. (the “Underwriter”), pursuant to which the Company agreed to sell to the Underwriter, and the Underwriter agreed to purchase from the Company, 400,000 shares (the “Shares”) of common stock, no par value per share, of the Company (the “Common Stock”) at a public offering price of $21.00 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriter an option (the “Option”), exercisable not later than 30 calendar days after the date of the Underwriting Agreement, to purchase up to 60,000 additional shares of Common Stock. The Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333-206533), which the Securities and Exchange Commission (the “Commission”) declared effective on November 5, 2015 and the Registration Statement on Form S-1MEF (File No. 333-207856) as filed by the Company with the Commission on November 6, 2015, which became effective upon filing in accordance with Rule 462(b) under the Securities Act.

The closing occurred on November 10, 2015, following satisfaction of the closing conditions set forth in the Underwriting Agreement. As a result of the public offering, the Company issued 400,000 shares of Common Stock at $21.00 per share. On November 17, 2015, the Underwriter exercised a portion of the Option and purchased an additional 51,473 shares of Common Stock at $21.00 per share.

In connection with the public offering and the exercise of the Option, the Company issued a total of 451,473 shares of its common stock at $21.00 per share. Net proceeds amounted to $8.5 million, after deducting related underwriting discounts, fees and other expenses of $978 thousand.

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

These towns are some of the most attractive and affluent markets located in Connecticut. Based on the most current information available, the Bank's primary and secondary markets have a median household income of $90,761. This household income level places the Bank’s overall market approximately 30% above the median income of all of Connecticut's households. Compared to the nation as a whole, the median income in the Bank’s primary and secondary market is approximately 57% greater than the median income for all U.S. households. By themselves, the towns of Simsbury and Avon have median household incomes of over $112,872, placing them 61% above the median income of all households in Connecticut and 95% above the median income for all U.S. households.

Educational attainment in the Bank’s primary and secondary markets is similarly high. Forty five percent of the residents in the nine towns are college graduates. In Avon, Bloomfield, Granby, Simsbury and West Hartford, the percentage of residents who are college graduates averages 46%. In addition, per U.S. News & World Report rankings, West Hartford Conard, Simsbury, West Hartford Hall and Avon High Schools are among the top high schools in the State of Connecticut (ranked #6, #9, #13 and #23 respectively, out of a total of 193 high schools in Connecticut).

Hartford County is the second largest deposit market in the state of Connecticut, which management believes such market provides opportunities to grow the Bank’s deposit base. The total amount of current deposits in Hartford County is $35.9 billion, which is approximately 28% of total deposits in the State of Connecticut. Deposits in the Hartford County market have increased 30% since 2008. From a population perspective, there continues to be approximately 900,000 individuals domiciled in Hartford County, which continues to represent one-fourth of all residents in Connecticut. Additionally, the population is projected to grow slightly, by 0.3% through 2020.

Employees

At December 31, 2016, the Bank employed a total of 84 people, which consisted of 80 full-time employees and 4 part-time employees. Neither the Company’s employees nor the Bank's employees are represented by any union or other collective bargaining agreement, and the Company and the Bank believe their employee relations are satisfactory.

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

The Bank's primary and secondary markets have a number of banking institutions which offer a variety of financial products. The types of institutions range from large nationwide and regional banks to various institutions of smaller size. Simsbury is served by seven depository institutions with a total of seven offices. Of these institutions, there are four commercial banks, one savings bank and two credit unions. Avon is served by nine depository institutions with eleven offices. Of these institutions, there are six commercial banks and three savings banks. Granby is served by six depository institutions with the same number of offices. Two of these institutions are commercial banks and four are savings banks. Bloomfield is served by eleven depository institutions with fourteen offices. Of these institutions, there are four commercial banks, three savings banks, and four credit unions. West Hartford is served by thirteen depository institutions comprised of eight commercial banks and five savings banks. The nine-town area of the Bank's primary and secondary markets is served by a total of twenty-one institutions.

As of June 30, 2016, the top three banks in Simsbury, by deposit account market share, were the Bank (34%), Bank of America (30%), and Webster Bank (16%). The top three banks in Avon were Bank of America (27%), People’s United Bank (18%), and Farmington Bank (15%),. The Bank ranked fifth, with 8% of the deposit account market share. In Granby, the top three banks were Bank of America (25%), Windsor Federal Savings And Loan Association (24%), and the Bank (22%). In Bloomfield, the top three banks were Bank of America (27%), Webster Bank (22%), and Wells Fargo Bank (19%). The Bank ranked fifth, with 8% of the deposit account market share. In the Bank’s West Hartford branch, which was opened for approximately two months prior to the deposit survey, the Bank recorded 1% of the town’s deposits. The top three banks in West Hartford were Santander Bank (25%), Bank of America (19%), and Webster Bank (18%). In the Bank’s primary market (Simsbury, Granby, Avon, Bloomfield, and West Hartford), the top three banks, as of June 30, 2016, were Bank of America with 22% of the market, Santander Bank with 16%, and Webster Bank with 15%. In the total nine-town area of the Bank's primary and secondary markets, the top three banks were Bank of America with 22% of the market, Webster Bank with 16% and Santander Bank with 14%. The Bank, with 7% of the market share, was sixth.

Supervision and Regulation

Banks and bank holding companies are extensively regulated under both federal and state law. Set forth below are brief summaries of various aspects of the supervision and regulation of the Company and the Bank. These summaries do not purport to be complete and are qualified in their entirety by reference to applicable laws, rules and regulations.

As a bank holding company, the Company is regulated by and subject to the supervision of the FRB and is required to file with the FRB an annual report and such other information as may be required. The FRB has the authority to conduct examinations of the Company as well.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for banks described below under the heading “Capital Standards.” The Company exceeded all current regulatory capital requirements and is considered “well capitalized” as of December 31, 2016.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes such as, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency, and the FDIC.

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

The Dodd-Frank Act and the rules and regulations promulgated under the Dodd-Frank Act have impacted the Bank as well as all community banks, by increasing our operating and compliance costs. To the extent the Dodd-Frank Act remains in place, it is likely to further increase our operating and compliance costs as certain yet to be written implementing rules and regulations are enacted.

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

USA PATRIOT Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, broker-dealers, and other businesses involved in the transfer of money. The PATRIOT Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company and the Bank, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money-laundering, compliance, suspicious activity, currency transaction reporting, and due diligence on customers. The PATRIOT Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money-laundering activities when considering applications filed under the BHC Act or the Bank Merger Act.

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

Subsequent to the issuance of the supervisory letter, the FRB adopted regulations requiring bank holding companies to give prior written notice to the FRB before purchasing or redeeming its stock if the gross consideration for the purchase or redemption, when aggregated with the net consideration (i.e., gross consideration paid for purchases and redemptions minus gross consideration received for all stock sold) paid for all purchases and redemptions of stock during the preceding 12 months, is equal to 10 percent or more of the bank holding company's consolidated net worth. However, if a bank holding company (i) will be well-capitalized before and immediately after the purchase or redemption, (ii) is well-managed and (iii) is not the subject of any unresolved supervisory issues, then the bank holding company will not be required to give any prior written notice to the FRB. At this time, the Company fits within the above exception and is not required to give prior written notice to the FRB before purchasing or redeeming its stock.

The FRB has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate, defer or severely limit dividends. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available from the immediately preceding year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The FRB's policy further provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiary. Accordingly, a bank holding company may not pay dividends when it is insolvent. The letter also contains guidance on the redemption of stock by bank holding companies which urges bank holding companies to advise the FRB of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company's capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

The FRB’s capital adequacy rules also limit a banking organization’s ability to pay dividends, or engage in share repurchases if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (fully phased-in) of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. As of January 1, 2017, the Bank was required to maintain a capital conservation buffer of 1.25%.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines specific capital categories based upon an institution’s capital ratios. The capital categories, in declining order, are: (i) “well capitalized,” (ii) “adequately capitalized,” (iii) “under-capitalized,” (iv) “significantly under-capitalized,” and (v) “critically under-capitalized.” Under FDICIA and the FDIC’s prompt corrective action rules, the FDIC may take any one or more of the following actions against an “under-capitalized” bank: restrict dividends and management fees, restrict asset growth, and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is “significantly under-capitalized,” the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks, and restrict compensation to any senior executive officer. When a bank becomes “critically under-capitalized” the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains “critically under-capitalized” during the calendar quarter beginning 270 days after the date on which the bank became “critically under-capitalized.”

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, total risk-based and common equity Tier 1 risk-based capital ratios as set forth in the table below. Management of the Bank believes there are no conditions that have changed the Bank’s category since December 31, 2016.

The following table presents the amounts of regulatory capital and capital ratios for the Bank compared to the minimum regulatory capital requirements to be categorized as “well capitalized” as of December 31, 2016 and 2015, under the regulatory capital rules then in effect.

	Actual	Well	Actual	Well
	12/31/2016	Capitalized	12/31/2015	Capitalized
Bank:
Tier 1 leverage capital ratio	7.46%	5.00%	8.58%	5.00%
Tier 1 risk-based capital ratio	10.65%	8.00%	13.11%	8.00%
Total risk-based capital ratio	11.72%	10.00%	14.21%	10.00%
Common equity tier 1 risk-based capital ratio	10.65%	6.50%	13.11%	6.50%
Capital conservation buffer	3.72%	0.625%	N/A	N/A

In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III.

Subsequently, in July 2013, the FRB and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The FRB’s and the FDIC’s rules apply to all depository institutions and top-tier bank holding companies with total consolidated assets of $500 million or more (this threshold was subsequently increased to $1 billion or more in May 2015) ("banking organizations"). Among other things, the rules established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are required to have a total capital ratio of 8% (unchanged from prior rules) and a Tier 1 leverage ratio of 4% (unchanged from prior rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (fully phased-in amount effective January 1, 2019) of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Bank on January 1, 2015 (subject to phase-in periods for certain components). The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. At December 31, 2016, the Bank exceeded the phased-in regulatory requirement for the capital conservation buffer. As of January 1, 2017, the Bank was required to maintain a capital conservation buffer of 1.25%.

With respect to the Bank, the FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a common equity Tier 1 ("CET1") ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a “CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions will exceed the ratios to be considered “well-capitalized” under the prompt corrective action regulations.

Safety and Soundness Standards

Federal law requires each federal banking agency to prescribe, for depository institutions under its jurisdiction, standards relating to, among other things: internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset quality; earnings and compensation; and fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard set by the Federal Deposit Insurance Act. The final regulations establish deadlines for submission and review of such safety and soundness compliance plans.

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

Premiums for Deposit Insurance

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. This limit is currently $250,000 per account owner for all depository accounts, including non-interest bearing transaction accounts, money market accounts, NOW accounts and savings accounts. The FDIC established a risk-based assessment system for all insured depository institutions and established an insurance premium assessment system based upon: (i) the probability that the insurance fund will incur a loss with respect to the institution, (ii) the likely amount of the loss, and (iii) the revenue needs of the insurance fund. The resulting matrix sets the assessment premium for a particular institution in accordance with its capital level and overall rating by its primary regulator.

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

Insured depository institution failures over the past few years, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. In addition, the increased deposit insurance coverage of $250,000 (up from $100,000 previously) per account owner may result in even larger losses to the Deposit Insurance Fund. In 2016, the FDIC added a surcharge to the insurance assessments for banks with over $10 billion in assets, which became effective in July 2016 and which will continue until the FDIC reserve ratio reaches 1.35% or the end of 2018, whichever occurs first.

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

The Bank expensed $349 thousand in FDIC assessments in 2016 and $312 thousand in 2015.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) was enacted to ease restrictions on interstate banking. Effective September 25, 1995, Riegle-Neal allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of, the assets of a bank located in a state other than such holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for a minimum time period (not exceeding five years) specified by the statutory law of the host state. Riegle-Neal also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Riegle-Neal does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in Riegle-Neal. In addition to Riegle-Neal, the Dodd-Frank Act also authorizes interstate de novo branching regardless of state law.

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

The Bank's main office is located at 981 Hopmeadow Street, Simsbury, Connecticut. The Bank leases its main office pursuant to a lease with an initial term that expired in 2016. The Bank utilized its option to renew the lease through January 31, 2021. This lease also covers the building at 987 Hopmeadow Street that is being used as additional administrative offices and is partially subleased to small local businesses.

The Bank’s Granby branch office is located at 11 Hartford Avenue, Granby, Connecticut. The Bank leases this office pursuant to a lease with an initial term of fifteen years that, by the terms of the lease, expired in 2013 and that contains renewal options for a total of an additional ten years. The Bank exercised its first renewal option and the lease currently expires on August 31, 2018. Thereafter, the remaining renewal option is for five additional years.

The Bank’s Avon branch office is located at 27 Dale Road, Avon, Connecticut. The Bank leases this office pursuant to a lease with an initial term of fifteen years that, by the terms of the lease, expired in 2014 and that contains two renewal options for a total of ten additional years. The Bank exercised its first renewal option and the lease currently expires on August 31, 2019. Thereafter, the remaining renewal option is for five additional years.

The Bank’s Bloomfield office is located at 864 Cottage Grove Road, Bloomfield, Connecticut. The Bank leases this office pursuant to a lease with an initial term of ten years that expired in 2016 and that was renewed through May 31, 2021. Thereafter, the renewal option is for five additional years.

The Bank’s West Hartford office, which was opened in 2016, is located at 1232 Farmington Avenue in West Hartford, Connecticut. The Bank leases this office pursuant to a lease with an initial term of 10 years that expires December 31, 2025 and that contains an option to renew for two terms of five additional years each.

The Bank operates a loan production office located at 2389 Main Street, Glastonbury, Connecticut. The Bank leases this office pursuant to a lease dated October 1, 2015. The initial one year term expired in 2016 and the lease was renewed through September 30, 2017.

The Bank operated a loan production office located at 175 Capital Boulevard, Rocky Hill, Connecticut. The Bank leases this office pursuant to a lease dated May 16, 2016. In October 2016, the Bank paid the remainder of the lease obligation and vacated the premises. The initial one year term expires May 31, 2017.

The Bank’s administrative offices are located at 86 Hopmeadow Street, Weatogue, Connecticut. The Bank leases this building pursuant to a lease with a term that expires on September 30, 2020. The Bank has an option to renew the lease for two terms of five additional years each.

The Bank operated a loan production office located at 51 Jefferson Boulevard, Warwick, Rhode Island until August 2016 when the Bank’s lease expired and the Bank vacated the premises.

The Bank operated a loan production office located at 21 County Road, Mattapoisett, Massachusetts until August 2016 when the Bank’s lease expired and the Bank vacated the premises.

The Bank operated a loan production office located at 20 Cabot Boulevard, Mansfield, Massachusetts until May 2016 when the Bank’s lease expired and the Bank vacated the premises.

The Bank made aggregate lease payments of $1.01 million during 2016 and $936 thousand during 2015.

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

The bid price of the stock of the Bank’s parent company, SBT Bancorp, Inc., is currently quoted on the OTCQX marketplace operated by the OTC Markets Group (symbol: “SBTB”). At December 31, 2016, there were 1,372,394 shares of the Company's common stock issued, of which 1,371,980 shares were outstanding. As of March 31, 2017, the Company had approximately 1,000 shareholders of record. There is a limited market for the Company’s common stock. The following table sets forth the high and low prices for the periods indicated.

	December 31, 2016		December 31, 2015

	High	Low	High	Low
Fourth Quarter	$23.88	$19.80	$22.00	$19.35
Third Quarter	$20.00	$19.35	$22.95	$20.20
Second Quarter	$19.55	$19.05	$24.95	$21.05
First Quarter	$21.70	$19.05	$22.10	$21.30

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Dividends

The Company’s shareholders are entitled to dividends when and if declared by the Board of Directors out of funds legally available therefor. Connecticut law prohibits the Company from paying cash dividends except from its net profits, which are defined by Connecticut statutes.

On August 11, 2011, the Company issued 9,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “SBLF Preferred Stock”), to the U.S. Treasury pursuant to the SBLF program. The SBLF Preferred Stock had no maturity date and ranked senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company. On December 18, 2015, the Company redeemed all of the 9,000 outstanding shares of the SBLF Preferred Stock, Series C, liquidation amount $1,000 per share for an aggregate redemption price of approximately $9.02 million, including dividends accrued but unpaid through, but not including, the redemption date. The redemption of the Series C Preferred Stock terminated the Company’s participation in the SBLF program in full and had been approved by the Company’s primary Federal regulator.

In 2016, the Company declared and paid cash dividends on its common stock of $179 thousand on March 11, 2016. The Company also declared and paid cash dividends of $180 thousand on each of June 10, 2016 and September 16, 2016 and $190 thousand on December 16, 2016.

In 2015, the Company declared and paid cash dividends on its common stock of $125 thousand on each of March 15, 2015, June 14, 2015, and September 13, 2015, respectively. The Company also declared and paid cash dividends on its common stock of $188 thousand on December 13, 2015. In accordance with the terms and conditions of the SBLF Preferred Stock, the Company declared and paid cash dividends on the SBLF Preferred Stock of $22,500 on March 30, 2015, $31,500 on June 30, 2015, $22,500 on September 30, 2015 and $19,250 on December 18, 2015.

The Company did not repurchase any shares of its common stock during 2016 or 2015. The Company’s common stock is the only class of equity securities that is registered by the Company pursuant to Section 12 of the Exchange Act.

Additional information required by this Item 5 is incorporated into this Form 10-K by reference to Item 12 of Part III of this Form 10-K under the caption “EQUITY COMPENSATION PLAN INFORMATION.”

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for the years ended December 31, 2016, 2015, 2014, 2013, and 2012:

	At or For the Years Ended
	December 31,
	2016	2015	2014	2013	2012

	(Dollars in thousands except for share data)

Performance Ratios and Other Data:
Return on assets (ratio of net income to average total assets)	0.31%	0.34%	0.20%	0.29%	0.57%
Return on equity (ratio of net income to average equity)	4.83%	6.18%	4.04%	6.00%	10.51%
Net interest margin	3.03%	3.03%	3.00%	3.03%	3.20%
Average loans to average deposits	93.62%	84.14%	76.23%	72.02%	65.83%
Efficiency ratio(1)	84.46%	87.82%	94.79%	89.33%	79.55%
Equity to assets (ratio of average equity to average assets)	6.44%	7.54%	7.10%	7.07%	6.84%

Income Data:
Interest income	$15,145	$12,484	$12,257	$12,004	$11,567
Interest expense	1,594	728	871	917	1,041
Net interest income	13,551	11,756	11,386	11,087	10,526
Provision for loan losses	911	278	55	345	320
Noninterest Income (excluding securities transactions)	3,105	2,990	2,328	3,017	3,940
Securities gains, net	91	132	142	109	113
Noninterest expense	14,067	12,950	13,000	12,599	11,508
Income before income taxes	1,769	1,650	801	1,269	2,751
Income tax expense (benefit)	277	241	(4)	134	707
Net income	1,492	1,409	805	1,135	2,044
Net income available to common shareholders	$1,492	$1,301	$703	$1,029	$1,898

Share and Per Share Data:
Net income	$1,492	$1,409	$805	$1,135	$2,044
Cash dividends paid-common stock	763	562	492	494	436
Book value per common share	22.08	21.87	22.82	20.97	23.05
Dividend payout ratio-common stock	51.14%	39.89%	61.12%	43.52%	21.33%
Weighted average number of common shares outstanding, basic	1,350,725	953,539	880,618	872,411	867,087

(1) Efficiency ratio is noninterest expenses divided by net interest income plus noninterest income.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Annual Report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, can generally be identified by the use of words such as "may," "will," "should," "could," "would," "plan," "believe," "expect," "anticipate," "intend," "estimate" or words of similar meaning. These forward-looking statements include statements relating to the Company's anticipated future financial performance, projected growth, and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from developments or events and the Company's business and growth strategies.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting the Company, summarizes several factors that could cause the Company's actual results to differ materially from those anticipated or expected in these forward-looking statements:

●

economic conditions (both generally and in the Company's markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;

●	a general decline in the real estate and lending market may negatively affect the Company's financial results;

●	inaccuracies in management's assumptions used in calculating the appropriate amount to be placed into the Company's allowance for loan losses;

●

In 2016, the Financial Accounting Standards Board (the "FASB") released a new standard on determining the amount of the allowance for credit losses, which will become effective for the Company for reporting periods beginning on or after January 1, 2020. The new credit loss model will be a significant change from the standard in place today, as it requires the allowance for credit losses to be calculated based on current expected credit losses (commonly referred to as the "CECL model") rather than losses inherent in the loan portfolio as of a point in time. This new standard may have a material impact on the Company's allowance for loan losses and total retained earnings in the period of adoption.

●	restrictions or conditions imposed by regulators on the Company's operations may make it more difficult for the Company to achieve its goals;

●

legislative and regulatory changes (including the impact of the Dodd-Frank Act and related regulations) subject the Company to additional regulatory oversight which may result in increased compliance costs and/or require the Company to change its business model;

●	changes in accounting standards and compliance requirements may adversely affect the businesses in which the Company is engaged;

●	competitive pressures among depository and other financial institutions may increase significantly;

●	changes in the interest rate environment may reduce margins or the volumes or values of the loans the Company makes;

●	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than the Company can;

●	the Company's ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

●	adverse changes may occur in the equity markets;

●	war or terrorist activities may cause deterioration in the economy or cause instability in credit markets; and

●	economic, governmental or other factors may prevent the projected population and residential and commercial growth in the markets in which the Company operates.

Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

This discussion is designed to assist you in better understanding the Company's financial condition, results of operations, liquidity and capital resources as well as any significant changes and trends related thereto. This discussion should be read in conjunction with our financial statements.

For the year ended December 31, 2016, the Company's net income totaled $1.5 million compared to $1.4 million for the year ended December 31, 2015, an increase of $83 thousand or 6%. Net income available to common stockholders after preferred stock dividends and amortization (only applicable in 2015) was $1.5 million or $1.10 per diluted share for the year ended December 31, 2016 compared to $1.3 million or $1.36 per diluted share for the year ended December 31, 2015, a 19% decrease in diluted earnings per share. The increase in net earnings was primarily due to the increase in income from the gain on the sale of mortgage loans, other service charges and fees, and an increase in net interest income. Total assets as of December 31, 2016 were $510 million compared to $445 million as of December 31, 2015.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $16.7 million for the year ended December 31, 2016 compared to $14.9 million for the year ended December 31, 2015, an increase of $1.9 million or 12.6%. Net interest and dividend income increased in 2016 by $1.8 million or 15.3% and noninterest income increased by $74 thousand or 2.4% primarily due to increases in other service charges and fees.

The net interest margin of 3.03% for the year ended December 31, 2016 remained unchanged from 3.03% for the year ended December 31, 2015. The yield on interest earning assets increased 16 basis points to 3.37% and the cost of funds increased 23 basis points to 0.50% in 2016. The Bank experienced a greater increase in its cost of funds than it did on its yield on interest earnings assets, primarily due to the cost of the subordinated debt issued in late 2015 and outstanding for all of 2016.

Total noninterest expenses for the year ended December 31, 2016 were $14.1 million, an increase of $1.1 million or 8.6% compared to the year ended December 31, 2015. The increase in noninterest expenses was primarily attributable to increases in salary and benefit expenses, advertising and promotion expenses, and occupancy costs. Salaries and employee benefit expenses and occupancy expenses each increased slightly under 10% or $627 thousand and $136 thousand, respectively, from 2015 levels. Advertising and promotion expenses increased by $163 thousand or 37% in 2016 compared to 2015. FDIC insurance assessments increased by $37 thousand in 2016 compared to 2015, and correspondent charges increased by $59 thousand in 2016 compared to 2015. Data processing fees increased by $63 thousand during 2016 from 2015 levels, and internet banking costs increased by $74 thousand for 2016 compared to 2015. Professional and director fees decreased by a combined $124 thousand or 15% for 2016 compared to 2015. The provision for loan losses was $911 thousand for 2016 compared to $278 thousand for 2015, an increase of $633 thousand.

At December 31, 2016, gross outstanding loans were $407.7 million, an increase of $82.3 million or 25.3% over a year ago. The allowance for loan losses was $3.8 million or 0.92% of total loans at December 31, 2016 compared to $3.0 million or 0.93% of total loans at December 31, 2015. At December 31, 2016, 47.1% of total loans were conventionally underwritten residential mortgages and consumer home equity lines and loans. Commercial loans, including construction and land development and municipal loans, represented 44.3% of the Company's total loans. Other consumer loans comprised 8.6% of total loans. Total exposure to builder and land development loans and non-owner occupied commercial real estate loans was $42.9 million at December 31, 2016, which represented 11% of total loans. The Company had non-accrual loans totaling $4.1 million, which was 0.99% of total loans at December 31, 2016 compared to non-accrual loans of $4.1 million or 1.27% of total loans at December 31, 2015. Total non-accrual loans and loans 30 or more days past due and still accruing interest decreased to 1.26% of outstanding loans at December 31, 2016 from 1.44% of outstanding loans at December 31, 2015.

Total deposits at December 31, 2016 were $414 million compared to $373 million at December 31, 2015. From December 31, 2015 to December 31, 2016, demand deposits decreased $1 million or 1% while savings and NOW deposits increased $33 million or 18% and time deposits increased $9 million or 16%. At December 31, 2016, 33% of total deposits were in non-interest bearing demand accounts, 51% were in low-cost savings and NOW accounts and 16% were in time deposits.

Capital levels for The Simsbury Bank & Trust Company, Inc. on December 31, 2016 were above those required to meet the regulatory "well-capitalized" designation.

Results of Operations for the Years Ended December 31, 2016 and 2015

Net Interest Income and Net Interest Margin

The Bank’s earnings depend largely upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, mainly interest paid on deposits and borrowings. This difference is “net interest income.” The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The Bank’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Bank’s net interest margin is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Bank’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are, in turn, affected by general economic conditions and other factors beyond the Bank’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the FRB.

Net interest and dividend income, before provision for loan losses, totaled $13.6 million for the year ended December 31, 2016, which was an increase of $1.8 million or 15.3% from $11.8 million for the year ended December 31, 2015. Average earning assets grew to $457 million at December 31, 2016 from $397 million at December 31, 2015 primarily due to an increase in total loans. The Bank’s net interest spread decreased to 2.88% for the year ended December 31, 2016 from 2.95% for the year ended December 31, 2015. The net interest margin remained unchanged at 3.03% for each of the years ended December 31, 2016 and 2015.

The following tables present the average amounts outstanding for the major categories of the Bank’s interest-earning assets and interest-bearing liabilities and the average interest rates earned or paid thereon for the years ended December 31, 2016, 2015 and 2014.

NET INTEREST INCOME

(Dollars in thousands)

	For the Year Ended 12/31/16
	Year-to-date
	Average Balance (1)	Interest	Yield
Federal funds sold & overnight deposits	$10,317	$59	0.57%

Investments (2)	72,269	1,640	2.27%

Mortgage loans	144,602	4,946	3.42%
Commercial loans	152,012	6,483	4.26%
Consumer loans	77,944	2,296	2.95%
Total loans (2)	374,558	13,725	3.66%

Total interest-earning assets (2)	457,144	$15,424	3.37%
Non-interest earning assets	22,707
Total Assets	$479,851

NOW deposits	$43,878	$38	0.09%
Savings deposits	168,814	361	0.21%
Certificates of deposit	61,135	482	0.79%
Total interest bearing deposits	273,827	881	0.32%

Securities sold under agreements to repurchase	2,524	6	0.24%
Long-term subordinated debt	7,237	515	7.12%
Federal Home Loan Bank advances	37,614	192	0.51%

Total interest-bearing liabilities	321,202	$1,594	0.50%
Non-interest bearing liabilities	127,752
Total Liabilities	448,954

Common stockholders' equity	30,897
Total stockholders' equity	30,897
Total liabilities and stockholders' equity	$479,851

Tax Equivalent net interest income		$13,830
Less: tax equivalent adjustments		$(279)
Net interest income		$13,551
Net interest spread			2.88%
Net interest margin			3.03%
(1) Average balances presented are full year averages.
(2) On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $279 thousand in 2016, $270 thousand in 2015 and $234 thousand in 2014. Loan balances contain the book value carrying amount of nonaccrual loans

NET INTEREST INCOME

(Dollars in thousands)

	For the Year Ended 12/31/15
	Year-to-date
	Average Balance (1)	Interest	Yield
Federal funds sold & overnight deposits	$13,032	$38	0.29%

Investments (2)	79,378	1,789	2.25%

Mortgage loans	143,554	5,044	3.51%
Commercial loans	97,757	4,027	4.12%
Consumer loans	63,218	1,858	2.94%
Total loans (2)	304,529	10,929	3.59%

Total interest-earning assets (2)	396,939	$12,756	3.21%
Non-interest earning assets	20,185
Total Assets	$417,124

NOW deposits	$39,270	$32	0.08%
Savings deposits	151,863	163	0.11%
Certificates of deposit	58,761	420	0.71%
Total interest bearing deposits	249,894	615	0.25%

Securities sold under agreements to repurchase	3,066	4	0.13%
Long-term subordinated debt	1,430	61	4.27%
Federal Home Loan Bank advances	17,795	48	0.27%

Total interest-bearing liabilities	272,185	$728	0.27%
Non-interest bearing liabilities	113,498
Total Liabilities	385,683

Preferred stock	8,649
Common stockholders' equity	22,792
Total stockholders' equity	31,441
Total liabilities and stockholders' equity	$417,124

Tax Equivalent net interest income		$12,028
Less: tax equivalent adjustments		$(270)
Net interest income		$11,758
Net interest spread			2.95%
Net interest margin			3.03%
(1) Average balances presented are full year averages.
(2) On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $279 thousand in 2016, $270 thousand in 2015 and $234 thousand in 2014. Loan balances contain the book value carrying amount of nonaccrual loans

NET INTEREST INCOME

(Dollars in thousands)

	For the Year Ended 12/31/14
	Year-to-date
	Average Balance (1)	Interest	Yield
Federal funds sold & overnight deposits	$16,648	$45	0.27%

Investments (2)	88,580	1,980	2.24%

Mortgage loans	141,497	5,195	3.67%
Commercial loans	81,916	3,387	4.13%
Consumer loans	58,154	1,884	3.24%
Total loans (2)	281,567	10,466	3.72%

Total interest-earning assets (2)	386,795	$12,491	3.23%
Non-interest earning assets	20,612
Total Assets	$407,407

NOW deposits	$38,729	$30	0.08%
Savings deposits	152,488	277	0.18%
Certificates of deposit	65,787	542	0.82%
Total interest bearing deposits	257,004	849	0.33%

Securities sold under agreements to repurchase	3,622	4	0.11%
Federal Home Loan Bank advances	8,426	18	0.21%

Total interest-bearing liabilities	$269,052	$871	0.32%
Non-interest bearing liabilities	109,433
Total Liabilities	378,485

Preferred stock	8,982
Common stockholders' equity	19,940
Total stockholders' equity	28,922
Total liabilities and stockholders' equity	$407,407

Tax Equivalent net interest income		$11,620
Less: tax equivalent adjustments		$(234)
Net interest income		$11,386
Net interest spread			2.91%
Net interest margin			3.00%

(1) Average balances presented are full year averages.

  (2) On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $279 thousand in 2016, $270 thousand in 2015 and $234 thousand in 2014. Loan balances contain the book value carrying amount of nonaccrual loans.

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

	Year Ended December 31, 2016			Year Ended December 31, 2015
	compared to			compared to
	Year Ended December 31, 2015			Year Ended December 31, 2014
	Increase (Decrease)			Increase (Decrease)
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest and dividend income:
Federal funds sold and overnight deposits	$(16)	$37	$21	$(12)	$5	$(7)
Investments	(174)	25	(149)	(213)	22	(191)
Loans	2,780	16	2,796	824	(361)	463
Total interest-earning assets	$2,590	$78	$2,668	$599	$(334)	$265

Interest expense:
NOW deposits	$4	$2	$6	$2	$-	$2
Savings deposits	36	162	198	(1)	(113)	(114)
Time deposits	19	43	62	(59)	(63)	(122)
Total interest-bearing deposits	59	207	266	(58)	(176)	(234)

Securities sold under agreements to repurchase	(1)	3	2	(1)	1	-
Long term subordinated debt	413	41	454	61	-	61
FHLB advances	101	43	144	20	10	30
Total interest-bearing liabilities	572	294	866	22	(165)	(143)

Net change net in interest income	$2,018	$(216)	$1,802	$577	$(169)	$408

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

Each month, the Bank reviews the allowance for loan losses and makes additional provisions to the allowance as needed. For the year ended December 31, 2016, the allowance increased $725 thousand, net of charge-offs and recoveries. The total allowance for loan losses at December 31, 2016 was $3.8 million or 0.92% of outstanding loans. This compares with a total allowance for loan losses of $3.0 million at December 31, 2015, which represented 0.93% of outstanding loans. During 2016, the Bank charged off six loans for a total of $194 thousand compared to eight loans for a total of $22 thousand during 2015. The Bank recorded recoveries on eight loans for $8 thousand in 2016 compared to three loans for $11 thousand in 2015. Management believes the allowance for loan losses is adequate and will continue to monitor the levels closely in 2017.

Noninterest Income and Noninterest Expense

The following tables set forth the various components of the Bank’s noninterest income and noninterest expense for the years ended December 31, 2016, 2015 and 2014.

NONINTEREST INCOME

(Dollars in thousands)

	For Year	% of	For Year	% of	For Year	% of
	Ended	Noninterest	Ended	Noninterest	Ended	Noninterest
	12/31/2016	Income	12/31/2015	Income	12/31/2014	Income

Service charges on deposit accounts	$379	11.9%	$400	12.8%	$474	19.2%
Safe deposit fees	87	2.7%	92	2.9%	95	3.8%
Writedown of securities	(3)	-0.1%	(7)	-0.2%	(8)	-0.3%
Gain on sales of investments	94	2.9%	139	4.5%	150	6.1%
Mortgage loan servicing activities	(378)	-11.8%	13	0.4%	89	3.6%
Gain on sale of mortgages	1,666	52.1%	1,329	42.6%	563	22.8%
Investment services fees and commissions	194	6.1%	216	6.9%	237	9.6%
Other income	1,157	36.2%	940	30.1%	870	35.2%
Total noninterest income	$3,196	100.0%	$3,122	100.0%	$2,470	100.0%

NONINTEREST EXPENSE

(Dollars in thousands)

	For Year	% of	For Year	% of	For Year	% of
	Ended	Noninterest	Ended	Noninterest	Ended	Noninterest
	12/31/2016	Expense	12/31/2015	Expense	12/31/2014	Expense

Salaries and employee benefits	$7,499	53.4%	$6,872	53.1%	$6,736	51.8%
Occupancy expense	1,530	10.9%	1,394	10.8%	1,358	10.4%
Equipment expense	420	3.0%	399	3.1%	443	3.4%
Professional fees	479	3.4%	571	4.4%	538	4.1%
Advertising and promotions	605	4.3%	442	3.4%	594	4.6%
Forms and supplies	202	1.4%	162	1.3%	172	1.3%
Insurance	438	3.1%	395	3.1%	467	3.6%
Loan expenses	160	1.1%	143	1.1%	155	1.2%
Data Processing	836	5.9%	773	5.9%	676	5.3%
Other expenses	1,898	13.5%	1,799	13.8%	1,861	14.3%
Total noninterest expense	$14,067	100.0%	$12,950	100.0%	$13,000	100.0%

Noninterest income increased by $74 thousand to $3.2 million for the year ended December 31, 2016 from $3.1 million for the year ended December 31, 2015. This increase was due primarily to an increase of $367 thousand and $178 thousand from the gain on the sale of mortgage loans and other services charges and fees, respectively, which were partially offset by a $391 thousand decrease in the income from the mortgage banking activities category. SBT Investment Services, Inc.’s revenues decreased by approximately $22 thousand in 2016 compared to 2015.

Noninterest expense for the year ended December 31, 2016 was $14.1 million, an increase of $1.1 million or 8.6% compared to the year ended December 31, 2015. Increases in 2016 from 2015 were primarily related to salary and employee benefits, occupancy expenses and advertising and promotions, with increases of $627 thousand, $136 thousand and $163 thousand, respectively.

Salaries and employee benefits comprised 53.3% of total noninterest expense for the year ended December 31, 2016 as compared to 53.1% for the year ended December 31, 2015. Occupancy expenses were approximately 10.9% in 2016 and 10.7% in 2015, respectively, and continued to be the other major category of noninterest expense.

Financial Condition at Years Ended December 31, 2016, 2015 and 2014

The following table sets forth the average balances of each principal category of our assets, liabilities, and capital accounts for the years ended December 31, 2016, 2015 and 2014.

Distribution of Assets, Liabilities and Stockholders' Equity

(Dollars In thousands)

	For the Year Ended		For the Year Ended		For the Year Ended
	12/31/2016		12/31/2015		12/31/2014
	Average	% of	Average	% of	Average	% of
	Balance	Total Assets	Balance	Total Assets	Balance	Total Assets
ASSETS
Cash and due from banks	$8,818	1.8%	$8,442	2.0%	$8,542	2.1%
Investment securities	72,269	15.1%	79,378	19.0%	87,704	21.5%
Fed funds sold and overnight deposits	10,317	2.2%	13,032	3.1%	16,861	4.1%
Loans, net	374,558	78.0%	304,529	73.0%	278,798	68.4%
Premises and equipment	1,913	0.4%	1,426	0.4%	1,714	0.5%
Accrued interest and other assets	11,976	2.5%	10,317	2.5%	13,788	3.4%
Total assets	$479,851	100.0%	$417,124	100.0%	$407,407	100.0%

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand and NOW deposits	$170,139	35.5%	$151,327	36.3%	$147,473	36.2%
Savings deposits	168,814	35.2%	151,863	36.4%	152,488	37.4%
Time deposits	61,135	12.7%	58,761	14.1%	65,787	16.1%
Total deposits	400,088	83.4%	361,951	86.8%	365,748	89.7%

Federal Home Loan Bank advances	37,614	7.9%	17,795	4.3%	8,425	2.1%
Long-term subordinated debt	7,237	1.5%	1,430	0.3%	0	0.0%
Accrued interest and other liabilities	4,015	0.8%	4,507	1.1%	4,312	1.1%
Total liabilities	448,954	93.6%	385,683	92.5%	378,485	92.9%

STOCKHOLDERS' EQUITY
Common stock	18,886	3.9%	11,730	2.8%	10,141	2.5%
Preferred stock	0	0.0%	8,649	2.1%	8,982	2.2%
Retained Earnings and accumulated other comprehensive (loss) income	12,011	2.5%	11,062	2.6%	9,799	2.4%
Total stockholders' equity	30,897	6.4%	31,441	7.5%	28,922	7.1%

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$479,851	100.0%	$417,124	100.0%	$407,407	100.0%

Investment Portfolio

In order to maintain a reserve of readily marketable assets to meet the Bank’s liquidity and loan requirements, the Bank purchases debt securities issued by U.S. government corporations and agencies, mortgage-backed securities and other investments. Sales of “federal funds” (short-term loans to other banks) are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alter native investments pending utilization of funds for loans or other purposes.

Securities may be pledged to meet security requirements imposed as a condition for receipt of deposits of public funds and repurchase agreements. At December 31, 2016, the Bank had 33 securities with a carrying value totaling $13.6 million pledged for such purposes.

As of December 31, 2016, the Bank’s investment portfolio consisted of U.S. government and agency securities, mortgage-backed securities, and municipal securities. The Bank’s policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

The following tables summarize the amounts and distribution of the Bank’s investment securities held as of December 31, 2016, 2015, and 2014.

INVESTMENT PORTFOLIO

(Dollars in thousands)

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agency securities
Due within one year	$1,000	$1	$-	$1,001	1.00%
Due after one to five years	3,250	6	4	3,252	1.24
Total U.S. government and agency securities	4,250	7	4	4,253	1.18
State and municipal securities
Due after one to five years	250	1	-	251	4.00
Due after five to ten years	6,253	100	41	6,312	2.91
Due after ten to fifteen years	7,417	78	100	7,395	2.76
Due beyond fifteen years	389	5	-	394	3.30
Total state and municipal securities	14,309	184	141	14,352	2.86
Mortgage-backed securities
Due after one to five years	718	7	4	721	2.25
Due after five to ten years	3,480	13	21	3,472	1.80
Due after ten to fifteen years	20,272	9	539	19,742	1.69
Due beyond fifteen years	15,580	11	386	15,205	2.00
Total mortgage-backed securities	40,050	40	950	39,140	1.83
SBA loan pools
Due after five to ten years	973	13	3	983	3.30
Total SBA loan pools	973	13	3	983	3.30

Total available-for-sale securities	$59,582	$244	$1,098	$58,728	2.33%

INVESTMENT PORTFOLIO

(Dollars in thousands)

	December 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agency securities
Due after one to five years	$10,499	$6	$42	$10,463	1.33%
Total U.S. government and agency securities	10,499	6	42	10,463	1.33
State and municipal securities
Due within one year	375	4	-	379	3.95
Due after one to five years	7,780	305	20	8,065	2.70
Due after five to ten years	4,580	121	8	4,693	3.08
Due after ten to fifteen years	1,025	9	8	1,026	2.51
Due beyond fifteen years	498	8	-	506	3.25
Total state and municipal securities	14,258	447	36	14,669	2.86
Mortgage-backed securities
Due after one to five years	733	12	-	745	2.43
Due after five to ten years	1,997	19	7	2,009	2.13
Due after ten to fifteen years	25,144	16	393	24,767	1.80
Due beyond fifteen years	18,084	18	342	17,760	2.20
Total mortgage-backed securities	45,958	65	742	45,281	1.98
SBA loan pools
Due after one to five years	-	-	-	-	-
Due after five to ten years	1,089	23	8	1,104	3.19
Total SBA loan pools	1,089	23	8	1,104	3.19

Total available-for-sale securities	$71,804	$541	$828	$71,517	2.36%

INVESTMENT PORTFOLIO

(Dollars in thousands)

	December 31, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agency securities
Due after one to five years	$16,702	$1	$135	$16,568	1.21%
Due after five to ten years	1,500	-	4	1,496	1.83
Total U.S. government and agency securities	18,202	1	139	18,064	1.27
State and municipal securities
Due after one to five years	559	24	-	583	2.26
Due after five to ten years	4,835	184	31	4,988	3.22
Due after ten to fifteen years	8,065	445	21	8,489	3.23
Due beyond fifteen years	2,513	26	-	2,539	3.09
Total state and municipal securities	15,972	679	52	16,599	3.18
Mortgage-backed securities
Due within one year	-	-	-	-	-
Due after one to five years	588	14	-	602	2.97
Due after five to ten years	1,846	36	1	1,881	2.25
Due after ten to fifteen years	28,811	42	360	28,493	1.78
Due beyond fifteen years	17,912	48	268	17,692	2.38
Total mortgage-backed securities	49,157	140	629	48,668	2.03
SBA loan pools
Due after one to five years	-	-	-	-	-
Due after five to ten years	440	34	-	474	4.96
Total SBA loan pools	440	34	-	474	4.96

Total available-for-sale securities	$83,771	$854	$820	$83,805	2.36%

Loan Portfolio

General

The following tables present the Bank’s loan portfolio as of December 31, 2016, 2015, 2014, 2013 and 2012.

LOAN PORTFOLIO

(Dollars in thousands)

	For the Year Ended		For the Year Ended
	12/31/2016		12/31/2015
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Commercial & industrial	$69,254	17.0%	$35,305	10.8%
Real estate - construction & land development	18,892	4.6%	10,070	3.1%
Real estate - residential	143,212	35.1%	138,628	42.6%
Real estate - commercial	79,629	19.5%	62,118	19.1%
Municipal	12,948	3.2%	12,239	3.8%
Home equity	48,876	12.0%	47,681	14.7%
Consumer	34,911	8.6%	19,350	5.9%
Total Loans	407,722	100.0%	325,391	100.0%

Allowance for loan losses	(3,753)		(3,028)
Deferred costs, net	1,442		1,332

Net loans	$405,411		$323,695

LOAN PORTFOLIO

(Dollars in thousands)

	For the Year Ended		For the Year Ended
	12/31/2014		12/31/2013
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Commercial & industrial	$19,038	6.8%	$18,432	6.7%
Real estate - construction & land development	13,234	4.6%	7,773	2.8%
Real estate - residential	132,553	46.5%	137,539	49.4%
Real estate - commercial	46,982	16.5%	48,814	17.5%
Municipal	10,061	3.5%	8,488	3.0%
Home equity	46,403	16.3%	46,742	16.8%
Consumer	16,576	5.8%	10,664	3.8%
Total Loans	284,847	100.0%	278,452	100.0%

Allowance for loan losses	(2,761)		(2,792)
Deferred costs, net	1,295		1,215

Net loans	$283,381		$276,875

LOAN PORTFOLIO

(Dollars in thousands)

	For the Year Ended
	12/31/2012
		% of Total
	Balance	Loans
Commercial & industrial	$13,991	6.0%
Real estate - construction & land development	2,982	1.3%
Real estate - residential	118,316	50.3%
Real estate - commercial	41,978	17.9%
Municipal	1,478	0.6%
Home equity	45,245	19.2%
Consumer	11,053	4.7%
Total Loans	235,043	100.0%

Allowance for loan losses	(2,594)
Deferred costs, net	841

Net loans	$233,290

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

During the year ended December 31, 2016, there were 420 loans with a total principal balance of $95.6 million that were sold, resulting in a gain of $1.7 million for the Bank. For the year ended December 31, 2015, there were 370 loans with a total principal balance of $83.2 million that were sold, resulting in a gain of $1.2 million for the Bank. Gains on sales of loans include amounts capitalized for mortgage servicing rights.

Consumer loans are made for the purpose of financing automobiles, various types of consumer goods and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are secured by the personal property purchased with the proceeds of such consumer loans.

With certain exceptions, the Bank is permitted under applicable law to make extensions of credit to any one borrowing entity and its related affiliates of up to 15% of the Bank’s capital and reserves. An additional 10% is permitted under applicable law if the credit is fully secured by qualified collateral. The Bank sells participations in its loans when necessary to stay within its lending limits. As of December 31, 2016, these lending limits for the Bank were $6,156,800 and $10,261,300, respectively.

Loan Concentrations

The Bank does not have any significant concentrations in its loan portfolio by industry or group of industries. As of December 31, 2016 and December 31, 2015, approximately 85% of the Bank’s loans were secured by residential real property located in Connecticut.

Loan Portfolio Maturities and Interest Rate Sensitivity

The following table summarizes the maturities and interest rate sensitivity of the Bank’s loan portfolio.

As of December 31, 2016

(Dollars in thousands)

	One Year	Over One	Over
	or Less	to Five Years	Five years	Total

Commercial and industrial	$13,012	$25,940	$30,302	$69,254
Real estate - construction & land development, residential and commercial	10,007	8,885	-	18,892
Real estate - residential	6,916	25,261	111,035	143,212
Real estate - commercial	9,168	52,756	17,705	79,629
Municipal	1,968	5,324	5,656	12,948
Home Equity	42,374	1,622	4,880	48,876
Consumer	1,751	16,041	17,119	34,911
Total loans	$85,196	$135,829	$186,697	$407,722

Loans with fixed interest rates	$6,876	$41,510	$160,443	$208,829

Loans with variable interest rates	78,320	94,319	26,254	198,893
Total loans	$85,196	$135,829	$186,697	$407,722

The following table sets forth the Bank’s loan commitments, standby letters of credit, and unadvanced portions of loans as of December 31, 2016, 2015 and 2014.

LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(Dollars in thousands)
	2016	2015	2014

Commitments to originate loans	$20,090	$40,708	$17,151
Standby letters of credit	4,281	3,391	1,888
Unadvanced portions of loans:
Construction loans	13,580	15,647	6,960
Commercial lines of credit	32,640	20,580	17,394
Consumer	588	621	677
Home equity lines of credit	58,035	47,650	45,005
	$129,214	$128,597	$89,075

Non-Performing Assets

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed “non-performing” and are placed on a nonaccrual status unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had 16 nonaccrual loans with a balance of approximately $4.1 million as of December 31, 2016; 19 nonaccrual loans with a balance of approximately $4.1 million as of December 31, 2015; 11 nonaccrual loans with a balance of approximately $2.5 million as of December 31, 2014; 15 nonaccrual loans with a balance of approximately $2.8 million as of December 31, 2013; and 11 nonaccrual loans with a balance of approximately $1.2 million as of December 31, 2012. Gross interest that would have been recorded if the nonaccrual loans had been current was approximately $117 thousand for the year ended December 31, 2016; approximately $103 thousand for the year ended December 31, 2015; approximately $112 thousand for the year ended December 31, 2014; approximately $127 thousand for the year ended December 31, 2013; and approximately $80 thousand for the year ended December 31, 2012.

The amount of interest on nonaccrual loans included in net income was approximately $280 thousand for the year ended December 31, 2016; approximately $77 thousand for the year ended December 31, 2015; approximately $31 thousand for the year ended December 31, 2014; approximately $29 thousand for the year ended December 31, 2013; and approximately $12 thousand for the year ended December 31, 2012. For each of the years ended December 31, 2016, 2015 and 2014, 2013, and 2012 the Bank had no loans more than 90 days past due and still accruing interest.

When appropriate or necessary to protect the Bank’s interests, real estate pledged as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank is referred to as “other real estate owned” (“OREO”) and is carried on the books of the Bank as an asset at the lesser of the Bank’s recorded investment or the fair value less estimated costs to sell. As of December 31, 2016 and December 31, 2015, the Bank had no OREO property on its books. As of December 31, 2014, the Bank had one OREO property on its books for $105 thousand. As of December 31, 2013, the Bank did not have any OREO property on its books. As of December 31, 2012, there was $213 thousand in OREO property held by the Bank.

A loan whose terms have been modified due to financial difficulties is reported as a troubled debt restructure (“TDR”) loan. All TDR loans are placed on nonaccrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated sustained performance with the restructured terms of the loan agreement for a minimum of six months. At December 31, 2016, the Bank had one loan classified as a TDR on its books with a balance of approximately $281 thousand which had been modified during the year ended December 31, 2015. The Bank modified one commercial loan with a balance of approximately $363 thousand as a TDR during the year ended December 31, 2015. This loan was originally modified as a TDR during the year ended December 31, 2014 with a balance of approximately $439 thousand. The Bank did not modify any loans as a TDR loan during the year ended December 31, 2013. The Bank modified one loan with a balance of approximately $68 thousand as a TDR during the year ended December 31, 2012.

The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment and, ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank requires that most loans be approved by at least two officers, one of whom must be an executive officer. Commercial loans greater than $2 million, as well as other loans in certain circumstances, must be approved by the Loan Committee of the Bank’s Board of Directors.

The Bank has an internal review process to verify credit quality and risk classifications. In addition, the Bank maintains a program of annual review of certain new and renewed loans by an outside loan review consultant. Loans are graded from “pass” to “loss,” depending on credit quality, with “pass” representing loans that are fully satisfactory as additions to the Bank’s loan portfolio. These are loans which involve a degree of risk that is not unwarranted, given the favorable aspects of the credit, and which exhibit both primary and secondary sources of repayment. Classified loans identified in either review process are added to the Bank’s Internal Watch list and an additional allowance for loan losses is established for such loans, if appropriate. Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking at which time a further review of the loan portfolio is conducted.

The Bank had criticized and classified loans with a combined outstanding balance of $12.6 million as of December 31, 2016; $9.2 million as of December 31, 2015; $9.8 million as of December 31, 2014; $10.2 million as of December 31, 2013; and $9.0 million as of December 31, 2012.

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

The following tables summarize the Bank’s loan loss experience, transactions in the allowance for loan losses and certain prominent ratios at or for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

	At or for the	At or for the
	Year Ended	Year Ended
	12/31/2016	12/31/2015
	(Dollars in thousands)	(Dollars in thousands)

Balance at beginning of period	$3,028	$2,761

Commercial and industrial	(179)	-
Consumer	(15)	(22)
Total charge-offs	(194)	(22)

Recoveries:
Commercial and industrial	3	3
Real estate - residential	1	-
Home equity	-	2
Consumer	4	6
Total recoveries	8	11

Net loans charged-off	(186)	(11)
Provision for loan losses	911	278
Balance at end of period	$3,753	$3,028

BALANCES
Average total loans	$374,558	$304,529
Total net loans at end of period	$405,411	$323,695

RATIOS
Allowance for loan losses to loans at end of period	0.92%	0.93%

	At or for the	At or for the	At or for the
	Year Ended	Year Ended	Year Ended
	12/31/2014	12/31/2013	12/31/2012
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)

Balance at beginning of period	$2,792	$2,594	$2,469

Charge-offs:
Real estate:
Residential	(93)	(40)	(113)
Commercial	-	(54)	(25)
Real estate - construction & land development	-	-	(49)
Commercial and industrial	-	(2)	-
Consumer	(8)	(58)	(23)
Total charge-offs	(101)	(154)	(210)

Recoveries:
Commercial and industrial	3	4	5
Real estate - residential	8	-	1
Consumer	4	3	9
Total recoveries	15	7	15

Net loans (charged-off) recovered	(86)	(147)	(195)
Provision for loan losses	55	345	320
Balance at end of period	$2,761	$2,792	$2,594

BALANCES
Average total loans	$281,567	$255,817	$218,152
Total net loans at end of period	$283,381	$276,875	$233,290

RATIOS
Allowance for loan losses to loans at end of period	0.97%	1.00%	1.11%

 ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

	12/31/2016		12/31/2015
	Allocation of	% of loans	Allocation of	% of loans
	Allowance	by Category	Allowance	by Category
Real estate - residential	$1,057	35.1%	$1,065	42.5%
Real estate - commercial	1,044	22.7%	706	21.7%
Real estate - construction & land development	212	4.6%	324	3.1%
Commercial and industrial	824	17.0%	398	12.0%
Home equity	346	12.0%	331	14.7%
Consumer	126	4.6%	157	6.0%
Student Loans	123	4.0%	-	0.0%
Unallocated	21	-	47	-
Total	$3,753	100.0%	$3,028	100.0%

	12/31/2014		12/31/2013
	Allocation of	% of loans	Allocation of	% of loans
	Allowance	by Category	Allowance	by Category
Real estate - residential	$1,085	49.2%	$1,189	49.4%
Real estate - commercial	738	18.8%	748	17.5%
Real estate - construction & land development	249	3.7%	211	2.8%
Commercial and industrial	227	6.9%	239	9.7%
Home equity	324	16.0%	303	16.8%
Consumer	134	5.4%	102	3.8%
Unallocated	4	-	-	-
Total	$2,761	100.0%	$2,792	100.0%

	12/31/2012
	Allocation of	% of loans
	Allowance	by Category
Real estate - residential	1,051	50.3%
Real estate - commercial	586	17.9%
Real estate - construction & land development	142	1.3%
Commercial and industrial	219	6.6%
Home equity	362	19.2%
Consumer	99	4.7%
Unallocated	135	-
Total	$2,594	100.0%

Deposits

Deposits are the Bank’s primary source of funds. At December 31, 2016, the Bank had a deposit mix of 45.0% checking, 38.9% savings and 16.1% certificates of deposit. Thirty-two percent of the total deposits of $414 million were noninterest bearing. At December 31, 2015, the Bank had a deposit mix of 47.6% checking, 37.0% savings and 15.4% certificates of deposit. Thirty-six percent of the total deposits of $373 million were noninterest bearing at December 31, 2015. At December 31, 2014, the Bank had a deposit mix of 44.4% checking, 38.3% savings and 17.3% certificates of deposit. Thirty-three percent of the total deposits of $356 million were noninterest bearing at December 31, 2014. At December 31, 2016, $43.2 million of the Bank’s deposits were from public sources compared to $43.8 million of the Bank’s deposits at December 31, 2015 and $46.0 million of the Bank’s deposits at December 31, 2014. The Bank’s net interest income is enhanced by its percentage of noninterest bearing deposits.

The Bank’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Bank’s deposits has been obtained from or is dependent upon any one person or industry. The Bank’s business is not seasonal in nature. The Bank accepts deposits in excess of $100,000 from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network’s Certificate of Deposit Accounts Registry Service (CDARS) program, the Bank had brokered deposits of $1.5 million as of December 31, 2016, $1.3 million as of December 31, 2015 and $1.0 million as of December 31, 2014.

At December 31, 2016, the Bank had approximately 20,050 deposit accounts, a decrease of 680 accounts or 3.3% from the number of accounts at December 31, 2015 and a decrease of 40 accounts over the number of accounts at December 31, 2014.

The Bank is not dependent upon funds from sources outside the United States and has not made loans to any foreign entities.

The following table summarizes the distribution of average deposits and the average annualized rates paid for the years ended December 31, 2016, 2015 and 2014.

 AVERAGE DEPOSITS

(Dollars in thousands)

	For the Year Ended		For the Year Ended		For the Year Ended
	12/31/2016		12/31/2015		12/31/2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits	$126,262	0.00%	$112,057	0.00%	$108,744	0.00%
NOW deposits	43,878	0.09%	39,270	0.08%	38,729	0.02%
Savings deposits	168,814	0.21%	151,863	0.11%	152,488	0.10%
Time deposits	61,135	0.79%	58,761	0.71%	65,787	0.78%
Total average deposits	$400,089	0.22%	$361,951	0.17%	$365,748	0.18%

The following table indicates the maturity schedule for the Bank’s time deposits of $100,000 or more as of December 31, 2016, 2015 and 2014.

 SCHEDULED MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(Dollars in thousands)

	December 31, 2016		December 31, 2015		December 31, 2014

	Balance	% of total	Balance	% of total	Balance	% of total
Three months or less	$10,437	29.5%	$11,523	43.5%	$9,986	37.5%
Over three through six months	2,947	8.3%	3,291	12.4%	3,349	12.6%
Over six through twelve months	8,680	24.5%	2,587	9.8%	3,868	14.5%
Over twelve months	13,293	37.7%	9,098	34.3%	9,447	35.4%
Total	$35,357	100.0%	$26,499	100.0%	$26,650	100.0%

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

One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network’s Certificate of Deposit Accounts Registry Service (CDARS). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250,000, which reflects the current deposit insurance limits in effect, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of December 31, 2016, the Company had $1.5 million of deposits in the CDARS network compared to $1.3 million of deposits in the CDARS network as of December 31, 2015. The Company had no other brokered deposits as of December 31, 2016 and December 31, 2015.

The Company utilizes borrowings to meet its liquidity needs. Advances consist of funds borrrowed from the Federal Home Loan Bank of Boston ("FHLB"). There were $54.1 million in FHLB advances outstanding as of December 31, 2016. Of these outstanding advances, $52 million matured in Janury 2017, $1.2 million will mature in October 2021 and $862 thousand will mature in May 2025.

The following table sets forth information concerning balances and interest rates on short-term Federal Home Loan Bank of Boston advances at the dates and for the periods indicated:

	At or For Years ended December 31,
	2016	2015	2014
		(Dollars in thousands)
Short-Term Advances (1):
Balance at end of period	$52,000	$31,500	$17,500
Average balance during period	37,260	17,794	8,429
Maximum Outstanding at any month end	64,000	51,500	24,000
Weighted avg interest rate at end of period	0.70%	0.44%	0.25%
Average interest rate during period	0.52%	0.28%	0.29%

(1) Represents advances with original maturities of nine months or less.

Liquidity of a financial institution, such as a bank, is measured based on its ability to have liquid assets sufficient to meet its short-term obligations. The net sum of liquid assets less anticipated current obligations represents the basic liquidity surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of December 31, 2016, the Company held $15.3 million in cash and cash equivalents and CDs, net of required FRB reserves of $6.9 million, and $45.4 million in available-for-sale securities, net of pledged investments of $13.3 million, for total liquid assets of $60.4 million. As of December 31, 2015, the Company held $24.4 million in cash and cash equivalents and CDs, net of required FRB reserves of $5.7 million, and $57.2 million in available-for-sale securities, net of pledged investments of $14.3 million, for total liquid assets of $81.6 million. As of December 31, 2014, the Company held $13.2 million in cash and cash equivalents, net of required FRB reserves of $6.6 million, and $66.6 million in available-for-sale securities, net of pledged investments of $17.2 million, for total liquid assets of $79.8 million. As of December 31, 2016, the Company’s anticipated short-term liability obligations were $104.9 million, which resulted in a basic liquidity shortfall of $44.5 million that represented 8.7% of total assets. The liquidity shortfall does not indicate an inability of the Company to meet its short-term obligations as the company has borrowing capacity in excess of the amount of the shortfall. As of December 31, 2015, the Company’s anticipated short-term liability obligations were $75.8 million, which resulted in a basic liquidity surplus of $5.8 million that represented 1.3% of total assets. As of December 31, 2014, the Company’s anticipated short-term liability obligations were $61.0 million, which resulted in a basic liquidity surplus of $18.8 million that represented 5% of total assets.

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

The table below sets forth the interest rate sensitivity of the Bank’s interest-sensitive assets and interest-sensitive liabilities as of December 31, 2016, 2015 and 2014, using the interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered interest rate-sensitive within a specified period when it can be re-priced or matures within its contractual terms.

 INTEREST RATE SENSITIVITY

(Dollars in thousands)

	December 31, 2016
	Due within	Due in	Due after One	Due after
	Three	Three to Twelve	Year to Five	Five
	Months	Months	Years	Years	Total
Rate sensitive assets
Federal funds sold & overnight deposits	$150	$-	$-	$-	$150
Certificates of deposit	-	-	1,250	-	1,250
Available-for-sale securities (at fair value)	2,751	8,412	29,404	18,161	58,728
Total loans	54,837	30,359	135,829	186,697	407,722
	$57,738	$38,771	$166,483	$204,858	$467,850

Rate sensitive liabilities
NOW deposits	$-	$-	$-	$51,743	$51,743
Savings deposits	96,950	-	-	64,142	161,092
Time deposits	16,154	25,060	25,374	-	66,588
Securities sold under agreements to repurchase	2,694	-	-	-	2,694
Long term debt	-	-	-	7,252	7,252
FHLB advances	52,000	-	1,195	863	54,058
	$167,798	$25,060	$26,569	$124,000	$343,427

Interest rate sensitivity gap	$(110,060)	$13,711	$139,914	$80,858	$124,423
Cumulative gap	$(110,060)	$(96,349)	$43,565	$124,423

Cumulative gap ratio to total assets	-22%	-19%	9%	24%

 INTEREST RATE SENSITIVITY

(Dollars in thousands)

	December 31, 2015
	Due within	Due in	Due after One	Due after
	Three	Three to Twelve	Year to Five	Five
	Months	Months	Years	Years	Total
Rate sensitive assets
Federal funds sold & overnight deposits	$149	$-	$-	$-	$149
Certificates of deposit	-	250	1,000	-	1,250
Available-for-sale securities (at fair value)	1,824	5,445	37,767	26,481	71,517
Total loans	5,802	53,285	46,917	219,387	325,391
	$7,775	$58,980	$85,684	$245,868	$398,307

Rate sensitive liabilities
NOW deposits	$-	$-	$-	$41,778	$41,778
Savings deposits	76,272	-	-	61,725	137,997
Time deposits	16,904	20,055	20,328	-	57,287
Securities sold under agreements to repurchase	1,915	-	-	-	1,915
Long term debt	-	-	-	7,230	7,230
FHLB advances	31,500	-	-	-	31,500
	$126,591	$20,055	$20,328	$110,733	$277,707

Interest rate sensitivity gap	$(118,816)	$38,925	$65,356	$135,135	$120,600
Cumulative gap	$(118,816)	$(79,891)	$(14,535)	$120,600

Cumulative gap ratio to total assets	-27%	-18%	-3%	27%

	December 31, 2014
	Due within	Due in	Due after One	Due after
	Three	Three to Twelve	Year to Five	Five
	Months	Months	Years	Years	Total
Rate sensitive assets
Federal funds sold & overnight deposits	$5	$-	$-	$-	$5
Available-for-sale securities (at fair value)	2,912	14,383	40,878	25,632	83,805
Total loans	116,312	27,477	93,575	47,483	284,847
	$119,229	$41,860	$134,453	$73,115	$368,657

Rate sensitive liabilities
NOW deposits	$2,013	$-	$-	$38,819	$40,832
Savings deposits	81,760	-	-	54,566	136,326
Time deposits	19,335	22,673	19,638	-	61,646
Securities sold under agreements to repurchase	3,921	-	-	-	3,921
FHLB advances	17,500	-	-	-	17,500
	$124,529	$22,673	$19,638	$93,385	$260,225

Interest rate sensitivity gap	$(5,300)	$19,187	$114,815	$(20,270)	$108,432
Cumulative gap	$(5,300)	$13,887	$128,702	$108,432

Cumulative gap ratio to total assets	-1%	3%	31%	27%

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

Capital Reserve

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) defines specific capital categories based upon an institution’s capital ratios. The capital categories, in declining order, are: (i) “well capitalized”; (ii) “adequately capitalized”; (iii) “under-capitalized”; (iv) “significantly under-capitalized”; and (v) “critically under-capitalized”. Under FDICIA and the FDIC’s prompt corrective action rules, the FDIC may take any one or more of the following actions against an “under-capitalized” bank: restrict dividends and management fees, restrict asset growth, and prohibit new acquisitions, new branches or new lines of business without prior FDIC approval. If a bank is “significantly under-capitalized,” the FDIC may also require the bank to raise capital, restrict interest rates a bank may pay on deposits, require a reduction in assets, restrict any activities that might cause risk to the bank, require improved management, prohibit the acceptance of deposits from correspondent banks, and restrict compensation to any senior executive officer. When a bank becomes “critically under-capitalized,” the FDIC must, within 90 days thereafter, appoint a receiver for the bank or take such action as the FDIC determines would better achieve the purposes of the law. Even where such other action is taken, the FDIC generally must appoint a receiver for a bank if the bank remains “critically under-capitalized” during the calendar quarter beginning 270 days after the date on which the bank became “critically under-capitalized.”

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, total risk-based and common equity Tier 1 risk-based capital ratios as set forth in the table below. Management of the Bank believes there are no conditions that have changed the Bank’s category since December 31, 2016.

The following table presents the amounts of regulatory capital and capital ratios for the Bank compared to the minimum regulatory capital requirements to be categorized as “well capitalized” as of December 31, 2016 and 2015, under the regulatory rules then in effect.

	December 31, 2016		December 31, 2015
		Capital Minimum		Capital Minimum
	Ratio	Requirement	Ratio	Requirement

Tier 1 leverage capital ratio	7.46%	5.00%	8.58%	5.00%
Tier 1 risk-based capital ratio	10.65%	8.00%	13.11%	8.00%
Total risk-based capital ratio	11.72%	10.00%	14.21%	10.00%
Common equity tier 1 risk-based capital ratio	10.65%	6.50%	13.11%	6.50%

In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III.

Subsequently, in July 2013, the FRB and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The FRB’s and the FDIC’s rules apply to all depository institutions and top-tier bank holding companies with total consolidated assets of $500 million or moe (this threshold was subsequently increased to $1 billion or more in May 2015)("banking organizations"). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are required to have a total capital ratio of 8% (unchanged from prior rules) and a Tier 1 leverage ratio of 4% (unchanged from prior rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (fully phased-in amount effective January 1, 2019) of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Bank on January 1, 2015 (subject to phase-in periods for certain components). The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. As of January 1, 2017, the Bank was required to maintain a capital conservation buffer of 1.25%.

With respect to the Bank, the FDIC’s regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a common equity Tier 1 (“CET1”) ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CET1 ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

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

Based on the Company’s interest-rate-sensitivity position, the Company may be adversely affected by changes in interest rates in the short term. As such, management of the money supply and interest rates by the FRB to control the general price level of goods or services has an indirect impact on the earnings of the Company. Also, changes in interest rates may have a corresponding impact on the ability of borrowers to repay loans made by the Company.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016 and have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis. This conclusion is based on the above-referenced officers’ evaluation of such controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

(c)     Attestation Report of the Registered Public Accounting Firm

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

(d)     Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Equity Compensation Plan Information

The Company established the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (the “2011 Plan”), effective June 1, 2011, to provide stock awards and options to employees, officers and directors of the Company in order to attract them to the Company, give them a proprietary interest in the Company, and to encourage them to remain in the employ or service of the Company. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards or options under the 2011 Plan is 100,000 shares. As of December 31, 2016, an aggregate of 53,175 shares of restricted stock and options have been granted to directors and officers of the Bank of which 6,289 of restricted shares have been forfeited and are available for re-issue under the terms and conditions of the 2011 Plan. The remaining number of shares and options to be granted under the 2011 Plan was 53,114. The 2011 Plan will expire on March 16, 2021.

The Company issued options to purchase shares of its common stock under the 2011 Plan. As of March 28, 2017, there were options outstanding to purchase an aggregate of 20,000 shares of the Company's authorized but unissued common stock at a price of $30.00 per share which will expire in 2025.

During 2016, the Company granted 10,826 shares of restricted stock with an award value of $231 thousand, or $21.37 per share. During 2015, the Company granted 8,225 shares of restricted stock with an award value of $177 thousand, or $21.52 per share. The restricted shares vest over a three-year period. During 2016 and 2015, the Company recognized compensation expense related to the restricted shares awarded in the amount of $132 thousand and $178 thousand, respectively.

The following table sets forth the total number of securities authorized for issuance under equity compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders	20,000	$30.00	53,114
Equity compensation plans not approved by shareholders	-	-	-
Total	20,000	$30.00	53,114

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

10.5#	Letter Agreement, dated August 6, 2013 between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 26, 2013)

10.6#

Change in Control Severance Agreement, dated as of March 11, 2014, by and between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2014)

10.7#

Supplemental Executive Retirement Agreement, adopted as of March 11, 2014, by and between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2014)

10.8#

Split Dollar Life Insurance Agreement, dated as of April 29, 2014, by and between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 29, 2014)

10.9#

Change in Control Severance Agreement, dated as of October 24, 2012, by and between the Bank and Gary W. Burdick (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed on March 28, 2013)

10.10#

Supplemental Executive Retirement Agreement, dated as of October 24, 2012, by and between the Bank and Gary W. Burdick (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K filed on March 28, 2013)

10.11#

Change in Control Severance Agreement, dated as of November 26, 2014, by and between the Bank and Joan A. Beresford (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed on March 26, 2015)

10.12#

Change in Control Severance Agreement, dated as of May 5, 2014, by and between the Bank and Jocelyn A. Mitchell (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K filed on March 26, 2015)

10.13#

Form of Split Dollar Life Insurance Agreement by and between the Bank and certain officers of the Bank in key managerial roles, including Gary W. Burdick, Joan A. Beresford and Jocelyn A. Mitchell (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K filed on March 28, 2013)

10.14#

SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the SEC on April 11, 2011 for the Company’s 2011 Annual Meeting of Shareholders)

10.15#

Form of Restricted Stock Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 15, 2011)

10.16#

Form of Non-Qualified Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 15, 2011)

10.17#

Form of Incentive Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 15, 2011)

10.18#

Supplemental Executive Retirement Agreement, adopted as of January 18, 2017, by and between The Simsbury Bank & Trust Company, Inc. and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 18, 2017)

14*	Code of Ethics and Conflicts of Interest Policy

21*	Subsidiaries

23.1*	Consent of Baker Newman & Noyes, LLC

31.1*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Executive Officer

31.2*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Financial Officer

32.1*	Section 1350 Certification by Chief Executive Officer

32.2*	Section 1350 Certification by Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Taxonomy Extension Definitions Linkbase Document

*    Filed herewith

# Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBT BANCORP, INC.
By:	/s/ Martin J. Geitz
Martin J. Geitz
President and Chief Executive Officer

Date: March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Martin J. Geitz	President, Chief Executive	March 29, 2017
Martin J. Geitz	Officer and Director

/s/ Richard J. Sudol	Senior Vice President,	March 29, 2017
Richard J. Sudol	Chief Financial Officer and Treasurer

/s/ Robert J. Bogino	Director	March 29, 2017
Robert J. Bogino

/s/ James T. Fleming	Director	March 29, 2017
James T. Fleming

/s/ Gary R. Kevorkian	Director	March 29, 2017
Gary R. Kevorkian

/s/ Jerry W. Long	Director	March 29, 2017
Jerry W. Long

/s/ Nicholas B. Mason	Director	March 29, 2017
Nicholas B. Mason

/s/ Michael D. Nicastro	Director	March 29, 2017
Michael D. Nicastro

/s/ Peter C. Pabich	Director	March 29, 2017
Peter C. Pabich

/s/ David W. Sessions	Director	March 29, 2017
David W. Sessions

/s/ Ann G. Taylor	Director	March 29, 2017
Ann G. Taylor

/s/ Penny R. Woodford	Director	March 29, 2017
Penny R. Woodford

SBT BANCORP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SBT Bancorp, Inc.

Simsbury, Connecticut

We have audited the accompanying consolidated balance sheets of SBT Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SBT Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Newman & Noyes LLC

Peabody, Massachusetts

March 29, 2017

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(In Thousands, Except Share Data)

	2016	2015
ASSETS
Cash and due from banks	$10,976	$8,933
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	9,786	19,795
Money market mutual funds	95	13
Federal funds sold	150	149
Cash and cash equivalents	21,007	28,890

Certificates of deposit	1,250	1,250

Investments in available-for-sale securities at fair value	58,728	71,517
Federal Home Loan Bank stock, at cost	2,896	2,047

Loans held-for-sale	2,801	2,167

Loans	409,164	326,723
Less: allowance for loan losses	3,753	3,028
Loans, net	405,411	323,695

Premises and equipment, net	1,905	1,420
Accrued interest receivable	1,301	1,143
Bank owned life insurance	9,130	7,389
Other assets	5,570	5,262
Total assets	$509,999	$444,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$134,341	$135,580
Savings and NOW deposits	212,835	179,775
Time deposits	66,588	57,287
Total deposits	413,764	372,642

Securities sold under agreements to repurchase	2,694	1,915
Federal Home Loan Bank advances	54,058	31,500
Long-term subordinated debt	7,252	7,230
Other liabilities	1,944	1,751
Total liabilities	479,712	415,038
Stockholders' equity:
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 1,372,394 shares and 1,371,980 shares, respectively, at 12/31/16 and 1,360,591 shares and 1,360,177 shares, respectively, at 12/31/15	19,133	18,856
Retained earnings	12,017	11,288
Treasury stock, 414 shares	(7)	(7)
Unearned compensation - restricted stock awards	(293)	(206)
Accumulated other comprehensive loss	(563)	(189)
Total stockholders' equity	30,287	29,742
Total liabilities and stockholders' equity	$509,999	$444,780

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2016 and 2015

(In Thousands, Except Share Data)

	2016	2015
Interest and dividend income:
Interest and fees on loans	$13,591	$10,819
Investment securities	1,473	1,627
Interest-bearing deposits	81	38
Total interest and dividend income	15,145	12,484
Interest expense:
Interest on deposits	881	615
Interest on securities sold under agreements to repurchase	6	4
Interest on long-term subordinated debt	515	61
Interest on Federal Home Loan Bank advances	192	48
Total interest expense	1,594	728
Net interest and dividend income	13,551	11,756
Provision for loan losses	911	278
Net interest and dividend income after provision for loan losses	12,640	11,478
Noninterest income (loss):
Service charges on deposit accounts	379	400
Gain on sales of available-for-sale securities, net	91	132
Other service charges and fees	945	769
Increase in cash surrender value of life insurance policies	241	205
Mortgage loan servicing activities, net	(378)	13
Gain on sale of mortgages, net	1,666	1,329
Investment services fees and commissions	194	216
Other income	58	58
Total noninterest income	3,196	3,122
Noninterest expense:
Salaries and employee benefits	7,499	6,872
Occupancy expense	1,530	1,394
Equipment expense	420	399
Advertising and promotions	605	442
Forms and supplies	202	162
Professional fees	479	571
Directors’ fees	216	248
Correspondent charges	314	255
FDIC assessment	349	312
Data processing	836	773
Internet banking costs	282	208
Other expense	1,335	1,314
Total noninterest expense	14,067	12,950
Income before income taxes	1,769	1,650
Income tax provision	277	241
Net income	$1,492	$1,409
Net income available to common stockholders	$1,492	$1,301

Earnings per common share	$1.10	$1.37
Earnings per common share, assuming dilution	$1.10	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016 and 2015

(In Thousands)

	2016	2015
Net income	$1,492	$1,409
Other comprehensive loss, net of tax:
Net change in unrealized holding loss on securities available-for-sale	(476)	(189)
Reclassification adjustment for realized gain/loss in net income (1)	(94)	(139)
Reclassification adjustment for writedowns of securities in net income (1)	3	7
Other comprehensive loss, before tax	(567)	(321)
Income tax benefit	193	110
Other comprehensive loss, net of tax	(374)	(211)
Comprehensive income	$1,118	$1,198

(1) Reclassification adjustments include realized securities gains and losses and writedowns of securities. The gains, losses and writedowns have been reclassified out of other comprehensive loss and affect certain captions in the consolidated statements of income as follows; the pre-tax amount is reflected in gain on sales of available-for-sale securities, net; the tax effect is included in income tax expense; and the after tax amount is included in net income.

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2016 and 2015

(In Thousands, Except Share Data)

	Preferred Stock	Common	Retained	Treasury	Unearned Compensation - Restricted Stock	Accumulated Other Comprehensive
	Series C	Stock	Earnings	Stock	Awards	Income (Loss)	Total
Balance, December 31, 2014	$8,988	10,127	10,549	(7)	(207)	22	$29,472
Net income	-	-	1,409			-	1,409
Other comprehensive loss, net of tax	-	-	-	-	-	(211)	(211)
Preferred stock dividends-SBLF	-	-	(96)	-	-	-	(96)
Preferred stock amortization (accretion)	12	-	(12)	-	-	-	-
Stock based compensation	-	10	-	-	178	-	188
Restricted stock awards	-	177	-	-	(177)	-	-
Preferred stock redeemed	(9,000)	-	-	-	-	-	(9,000)
Common stock issued	-	8,542	-	-	-	-	8,542
Dividends declared on common stock ($.56 per share)	-	-	(562)	-	-	-	(562)
Balance, December 31, 2015	$-	$18,856	$11,288	$(7)	$(206)	$(189)	$29,742
Net income	-	-	1,492			-	1,492
Other comprehensive loss, net of tax	-	-	-	-	-	(374)	(374)
Stock based compensation	-	19	-	-	132	-	151
Forfeited restricted stock awards		(12)			12		-
Restricted stock awards		231			(231)		-
Common stock issued	-	39	-	-	-	-	39
Dividends declared on common stock ($.56 per share)	-	-	(763)	-	-	-	(763)
Balance, December 31, 2016	$-	$19,133	$12,017	$(7)	$(293)	$(563)	$30,287

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015

(In Thousands)

	2016	2015
Cash flows from operating activities:
Net income	$1,492	$1,409
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	375	396
Writedown of available-for-sale securities	3	7
Gain on sales of available-for-sale securities	(94)	(139)
Change in deferred origination costs, net	(110)	(37)
Provision for loan losses	911	278
Loans originated for sale	(96,213)	(79,946)
Proceeds from sales of loans originated for sale	97,245	84,354
Gain on sales of mortgages	(1,666)	(1,201)
Gain on sales of other real estate owned	-	(9)
Depreciation and amortization	381	296
Accretion on impairment of operating lease	-	(26)
Amortization of long-term subordinated debt issuance costs	29	7
Increase in other assets	(130)	(395)
Increase in interest receivable	(158)	(48)
Decrease in taxes receivable/payable	132	83
Deferred income tax benefit	(117)	(24)
Increase in cash surrender value of bank owned life insurance	(241)	(205)
Stock-based compensation	151	188
Loss on disposal of fixed assets	12	-
Increase (decrease) in other liabilities	240	(120)
(Decrease) increase in interest payable	(47)	15

Net cash provided by operating activities	2,195	4,883

Cash flows from investing activities:
Purchases of interest-bearing time deposits with other banks	(250)	(1,250)
Maturities and redemptions of interest-bearing time deposits with other banks	250	-
Purchases of Federal Home Loan Bank Stock	(2,771)	(2,212)
Redemption of Federal Home Loan Bank Stock	1,922	1,966
Purchases of available-for-sale securities	(6,384)	(6,334)
Proceeds from maturities and paydowns of available-for-sale securities	16,330	15,826
Proceeds from sales of available-for-sale securities	1,992	2,211
Loan originations and principal collections, net	(45,179)	(23,051)
Loans purchased	(37,330)	(17,493)
Recoveries of loans previously charged-off	(8)	(11)
Proceeds from sales of other real estate owned	-	114
Purchase of bank owned life insurance	(1,500)	-
Capital expenditures	(878)	(257)

Net cash used in investing activities	(73,806)	(30,491)

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015

(In Thousands)

(continued)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	31,821	20,936
Net increase (decrease) in time deposits	9,301	(4,359)
Net increase (decrease) in securities sold under agreements to repurchase	779	(2,006)
Net change in short-term Federal Home Loan Bank advances	20,500	14,000
Proceeds from long-term FHLB advances	2,058	-
Proceeds from issuance of common stock	39	8,542
Proceeds from the issuance of subordinated debt	-	7,223
Decrease in subordinated debt issuance fees	(7)	-
Redemption of preferred stock	-	(9,000)
Dividends paid - preferred stock	-	(96)
Dividends paid - common stock	(763)	(562)

Net cash provided by financing activities	63,728	34,678

Net (decrease) increase in cash and cash equivalents	(7,883)	9,070
Cash and cash equivalents at beginning of year	28,890	19,820
Cash and cash equivalents at end of year	$21,007	$28,890

Supplemental disclosures:
Interest paid	$1,641	$706
Income taxes paid	262	182

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

NOTE 1 - NATURE OF OPERATIONS

On March 7, 2006, The Simsbury Bank & Trust Company, Inc. (the “Bank”) reorganized into a holding company structure. As a result, the Bank became a wholly-owned subsidiary of SBT Bancorp, Inc. (the “Company”) and each outstanding share of common stock of the Bank was converted into the right to receive one share of the common stock, no par value, of the Company. The Company files reports with the Securities and Exchange Commission and is supervised by the Board of Governors of the Federal Reserve System.

The Bank is a Connecticut state chartered bank which was incorporated on April 28, 1992 and is headquartered in Simsbury, Connecticut. The Bank commenced operations on March 31, 1995 engaging principally in the business of attracting deposits from the general public and investing those deposits in securities, residential and commercial real estate, consumer and small business loans.

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

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses, and valuation and potential other-than-temporary impairment (“OTTI”) of available-for-sale securities.

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

Cash and due from banks as of December 31, 2016 and 2015 included $6.9 million and $5.7 million, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank of Boston and Bankers’ Bank Northeast.

CERTIFICATES OF DEPOSIT

Certificates of deposit are issued by federally insured depository institutions, have an original maturity of greater than 90 days and up to 35 months and are carried at cost.

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

--

Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of stockholders’ equity. They are merely disclosed in the notes to the consolidated financial statements.

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

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not that it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

Declines in marketable equity securities below their cost that are deemed other than temporary are reflected in earnings as realized losses.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to 0.35% of the Bank’s Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Investment Requirement is equal to 3.0% of any outstanding principal for overnight advances, 4.0% of any outstanding principal for term advances with an original term of two days to three months and 4.5% of any outstanding principal for term advances with an original term greater than three months. The Bank is in compliance with these requirements. The capital stock is carried at its cost and evaluated for impairment based upon the ultimate recoverability of the cost basis. Management determined there was no impairment at December 31, 2016 and 2015.

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

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on such loans. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months.

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

Commercial and industrial loans are underwritten after evaluating historical and projected profitability and cash flow to determine the borrower’s ability to repay its obligation as agreed. Underwriting standards are designed to promote relationship banking rather than transactional banking. Commercial and industrial loans are made primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral supporting the loan facility. The cash flow of the borrower may not be as expected and the collateral supporting the loan may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets, such as accounts receivable and inventory, and may incorporate a personal guarantee. Some loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to the underwriting standards and processes similar to commercial and industrial loans in addition to those underwriting standards for real estate loans. These loans are viewed primarily as cash flow dependent and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher principal balances and longer repayment periods. Repayment of these loans is generally dependent upon the successful operation of the property securing the loan or the principal business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or the economy in general. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversification reduces the exposure to adverse economic conditions that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk-rating criteria. The Company also utilizes third-party experts to provide environmental and market valuations in addition to economic conditions and trends within a specific industry. The Company also tracks the level of owner occupied commercial real estate loans within its commercial real estate portfolio.

With respect to land developers’ and builders’ loans that are secured by non-owner-occupied properties that the Company may originate from time to time, the Company generally requires that the borrower have a proven record of success. Construction loans are underwritten based upon a financial analysis of the developers and property owners and construction cost estimates in addition to independent appraisal valuations. These loans will rely on the value associated with the project upon completion. These cost and valuation estimates may be inaccurate. Construction loans generally involve the disbursement of substantial funds over a short period of time with repayment substantially dependent upon the success of the completed project. Sources of repayment of these loans would be permanent financing upon completion or sales of developed property. These loans are closely monitored by on-site inspections and are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to general economic conditions, availability of long-term financing, interest rate sensitivity, and governmental regulation of real property.

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

The Company engages an independent loan review firm that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the Board of Directors of the Company. The loan review process complements and reinforces the risk identification process and assessment decisions made by the relationship managers and credit officer, as well as the Company’s policies and procedures.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2016.

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

Commercial real estate: Loans in this segment are primarily income-producing properties throughout the Farmington Valley and surrounding communities in Connecticut. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which, in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Construction and land development loans: Loans in this segment primarily include speculative real estate development loans for which payment is derived from the sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans: Loans in this segment are made to businesses and are generally secured by the assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

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

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the loan portfolio.

PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 3 to 20 years for furniture and equipment. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated life of the improvements.

BANK OWNED LIFE INSURANCE

Bank owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies as well as insurance proceeds received, are reflected in noninterest income of the consolidated statements of income and are generally not subject to income taxes. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is generally considered to have been surrendered when the transferred assets are legally isolated from the Company, even in bankruptcy or other receivership; the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company; and the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets.

The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. The Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses covering certain characteristics of the mortgage loans sold and the Company's origination process.

MORTGAGE SERVICING

Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans with servicing rights retained. Capitalized servicing rights, which are reported in other assets on the consolidated balance sheets, are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future servicing of the underlying mortgages (typically, the contractual life of the mortgage). Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If it is later determined that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded increasing income, but not below zero.

Servicing fee income is recorded for fees earned for servicing loans for investors. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income within non-interest income on the consolidated statements of income when earned. The amortization of mortgage servicing rights is recorded as a reduction of loan servicing fee income within non-interest income on the consolidated statements of income.

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

The Company classifies commercial loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings have taken place. An in-substance repossession or foreclosure occurs, and the Company is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either: (1) obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Accounting Standards Codification ("ASC") 825, “Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets' fair values.

Certificates of deposit: Fair values of certificates of deposit are estimated using discounted cash flow analyses based on the individual underlying instrument’s current rate of interest.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans held-for-sale: Fair values for loans held-for-sale are estimated based on outstanding investor commitments or, in the absence of such commitments, are based on current investor yield requirements.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated by discounting future cash flows, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred. During the years ended December 31, 2016 and 2015, $605 thousand and $442 thousand, respectively, in advertising and promotion expenses were recognized.

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

STOCK BASED COMPENSATION:

At December 31, 2016, the Company had stock-based employee compensation plans which are described more fully in Note 19. The Company accounts for the plans under ASC 718-10, “Compensation - Stock Compensation - Overall.” During the years ended December 31, 2016 and 2015, $151 thousand and $188 thousand, respectively, in stock-based employee compensation was recognized.

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

Basic EPS excludes dilution and is computed by dividing income allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires entities to present separately in other comprehensive income that portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It also requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. The ASU will take effect for public companies for fiscal years beginning after December 15, 2017. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting.” The ASU simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities; and (3) classification on the statement of cash flows. The new guidance will be effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost; (2) requiring entities to record an allowance for available-for-sale debt securities rather than reducing the carrying amount of the investments, as is required by the other-than-temporary-impairment model under current GAAP; and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is currently assessing the impact of adoption of ASU 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice on how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company's Consolidated Financial Statements.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values were as follows as of December 31, 2016 and 2015:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$4,250	$7	$4	$4,253
Obligations of states and municipalities	14,309	184	141	14,352
Mortgage-backed securities	40,050	40	950	39,140
SBA loan pools	973	13	3	983
Money market mutual funds	95	-	-	95
	59,677	244	1,098	58,823
Money market mutual funds included in cash and cash equivalents	(95)	-	-	(95)
	$59,582	$244	$1,098	$58,728

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$10,499	$6	$42	$10,463
Obligations of states and municipalities	14,258	447	36	14,669
Mortgage-backed securities	45,958	65	742	45,281
SBA loan pools	1,089	23	8	1,104
Money market mutual funds	13	-	-	13
	71,817	541	828	71,530
Money market mutual funds included in cash and cash equivalents	(13)	-	-	(13)
	$71,804	$541	$828	$71,517

The scheduled maturities of debt securities at amortized cost and fair value were as follows as of December 31, 2016:

	Amoratized	Fair
	Cost Basis	Value
	(In Thousands)	(In Thousands)
Due within one year	$1,000	$1,001
Due after one year through five years	3,500	3,502
Due after five years through ten years	6,253	6,312
Due after ten years	7,806	7,789
Mortgage-backed securities	40,050	39,141
SBA loan pools	973	983
	$59,582	$58,728

During 2016, proceeds from sales of available-for-sale securities amounted to $2.0 million. Gross realized gains on these sales amounted to $94 thousand. During 2015, proceeds from sales of available-for-sale securities amounted to $2.2 million. Gross realized gains on these sales amounted to $139 thousand.

There were no securities of issuers that exceeded 10% of stockholders’ equity at December 31, 2016.

As of December 31, 2016 and 2015, the total carrying amounts of securities pledged for securities sold under agreements to repurchase and public deposits were $13.6 million and $14.3 million, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows:

	Less than 12 Months			12 Months or Longer			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Holdings	Value	Losses	Holdings	Value	Losses	Holdings
	(In Thousands)
December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$1,246	$4	2	$-	$-	-	$1,246	$4	2
SBA Loan Pools	743	3	1	-	-	-	743	3	1
Obligations of states and municipalities	5,934	141	14	-	-	-	5,934	141	14
Mortgage-backed securities	32,817	788	59	2,890	136	8	35,707	924	67
Total temporarily impaired securities	40,740	936	76	2,890	136	8	43,630	1,072	84

Other-than-temporarily impaired securities:
Mortgage-backed securities	9	-	1	158	26	3	167	26	4
Total temporarily impaired and other- than-temporarily impaired securities	$40,749	$936	77	$3,048	$162	11	$43,797	$1,098	88

December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$5,975	$24	12	$2,482	$18	5	$8,457	$42	17
SBA Loan Pools	760	8	1	-	-	-	760	8	1
Obligations of states and municipalities	702	8	2	1,997	28	4	2,699	36	6
Mortgage-backed securities	22,125	255	36	17,463	461	26	39,588	716	62
Total temporarily impaired securities	29,562	295	51	21,942	507	35	51,504	802	86

Other-than-temporarily impaired securities:
Mortgage-backed securities	15	-	1	219	26	3	234	26	4
Total temporarily impaired and other- than-temporarily impaired securities	$29,577	$295	52	$22,161	$533	38	$51,738	$828	90

The investments in the Company’s investment portfolio that were temporarily impaired as of December 31, 2016 consisted of debt securities issued by states of the United States and political subdivisions of the states and U.S. government corporations and agencies as well as mortgage-backed securities. The Company’s management considers investments with an unrealized loss as of December 31, 2016 to be temporarily impaired. Management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery of value. At December 31, 2016 management has determined that unrealized losses are attributable to changes in market interest rates and current market inefficiencies. The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis. As the Company’s management has the intent and ability to hold these securities for the foreseeable future, and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, no declines are deemed to be other than temporary.

The following table summarizes other-than-temporary impairment losses on debt securities for the years ended December 31, 2016 and 2015:

	2016	2015
	Mortgage-Backed	Mortgage-Backed
	Securities	Securities
	(In Thousands)
Total other-than-temporary impairment losses	$29	$33
Less: unrealized other-than-temporary impairment losses recognized in other comprehensive income/loss (1)	(26)	(26)

Net impairment losses recognized in earnings (2)	$3	$7

(1) Represents the noncredit component of the other-than-temporary impairment on securities.

(2) Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the year ended December 31, 2016 was as follows:

Mortgage-Backed
Securities
(In Thousands)
Balance, December 31, 2015	$44
Additions for the credit componet on debt securities in which other-than-temporary impairment was previously recognized	3
Balance, December 31, 2016	$47

For the year ended December 31, 2016, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of three private label collateralized mortgage obligations (CMOs). The par values of these three securities were written down by $3 thousand by the issuers.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive loss for the year ended December 31, 2015 was as follows:

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

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

	2016	2015
	(In Thousands)

Real estate-residential	$143,212	$138,628
Real estate-commercial	79,629	62,118
Real estate-municipal	8,733	8,629
Real estate-residential construction and land development	2,932	767
Real estate-commercial construction and land development	15,960	9,303
Home equity	48,876	47,681
Commercial and industrial	69,254	35,305
Municipal	4,215	3,610
Consumer	34,911	19,350
Total loans	407,722	325,391
Allowance for loan losses	(3,753)	(3,028)
Deferred costs, net	1,442	1,332
Net loans	$405,411	$323,695

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of and for the years ended December 31, 2016 and 2015:

	Real Estate:
			Residential & Commercial
			Construction and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2016:
Allowance for loan losses:
Beginning balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028
Charge-offs	-	-	-	-	(179)	(15)	-	(194)
Recoveries	1	-	-	-	3	4	-	8
(Benefit) provision	(9)	338	(112)	15	602	103	(26)	911
Ending balance	$1,057	$1,044	$212	$346	$824	$249	$21	$3,753

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$1	$-	$-	$1
Ending balance:
Collectively evaluated for impairment	1,057	1,044	212	346	823	249	21	3,752
Total allowance for loan losses ending balance	$1,057	$1,044	$212	$346	$824	$249	$21	$3,753

Loans:
Ending balance:
Individually evaluated for impairment	$-	$1,150	$222	$-	$415	$-	$-	$1,787
Ending balance:
Collectively evaluated for impairment	143,212	87,212	18,670	48,876	73,054	34,911	-	405,935
Total loans ending balance	$143,212	$88,362	$18,892	$48,876	$73,469	$34,911	$-	$407,722

	Real Estate:
			Residential & Commercial Construction and Land		Commercial and
	Residential	Commercial	Development	Home Equity	Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2015:
Allowance for loan losses:
Beginning balance	$1,085	$738	$249	$324	$227	$134	$4	$2,761
Charge-offs	-	-	-	-	-	(22)	-	(22)
Recoveries	-	-	-	2	3	6	-	11
(Benefit) provision	(20)	(32)	75	5	168	39	43	278
Ending balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$2	$-	$-	$2
Ending balance:
Collectively evaluated for impairment	1,065	706	324	331	396	157	47	3,026
Total allowance for loan losses ending balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028

Loans:
Ending balance:
Individually evaluated for impairment	$-	$2,285	$-	$-	$363	$-	$-	$2,648
Ending balance:
Collectively evaluated for impairment	138,628	68,462	10,070	47,681	38,552	19,350	-	322,743
Total loans ending balance	$138,628	$70,747	$10,070	$47,681	$38,915	$19,350	$-	$325,391

The following tables present the Company’s loans by risk rating as of December 31, 2016 and 2015:

	Real Estate:
			Residential & Commercial
			Construction and Land		Commercial and
	Residential	Commercial	Development	Home Equity	Industrial	Consumer	Total
	(In Thousands)
December 31, 2016:
Grade:
Pass	$-	$79,800	$15,738	$-	$71,939	$-	$167,477
Special mention	-	5,900	-	-	324	-	6,224
Substandard	1,947	2,662	222	319	1,206	-	6,356
Loans not formally rated	141,265	-	2,932	48,557	-	34,911	227,665
Total	$143,212	$88,362	$18,892	$48,876	$73,469	$34,911	$407,722

December 31, 2015:
Grade:
Pass	$-	$64,823	$10,070	$-	$36,649	$-	$111,542
Special mention	-	2,132	-	-	216	-	2,348
Substandard	732	3,792	-	262	2,050	-	6,836
Loans not formally rated	137,896	-	-	47,419	-	19,350	204,665
Total	$138,628	$70,747	$10,070	$47,681	$38,915	$19,350	$325,391

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

Risk Rating 3.75 (Technically Deficient) - Loans in this category have all of the attributes in risk rating 1, 2, 3, or 3.5. However, the borrower is technically in default due to the lack of current financial statements and/or other required financial information.

Risk Rating 4 (Special Mention) – This risk rating is assigned to borrowers whose loan or credit commitment may be adequately protected by the present debt service capacity and tangible net worth of the borrower, but which have potential problems that could, if not checked or corrected, eventually weaken these assets or otherwise jeopardize the repayment of principal and interest as originally intended. Most credit factors are unfavorable, and the credit exposure requires immediate corrective action.

Risk Rating 5 (Substandard) – This risk rating is assigned to borrowers who may not have adequate cash flow or collateral to satisfy their loan obligations as originally defined in their loan agreement. Substandard loans may be placed on nonaccrual status if the conditions described above are generally met.

Risk Rating 5.5 (Substandard – Non-Accrual) - Loans in this category have all the characteristics of risk rating 5 (Substandard – Accrual), but the loan is past due over 90 days. This category includes non-accrual loans and loans where the Bank has initiated action to foreclose on any pledged or available collateral, or where such foreclosure is imminent.

Risk Rating 6 (Doubtful) – This risk rating is assigned to a borrower or a portion of a borrower’s loan with which the Company is no longer certain of its collectability. A specific reserve allocation is assigned to this portion of the loan.

Risk Rating 7 (Loss) – This risk rating is assigned to loans which have been charged off or the portion of the loan that has been charged off. “Loss” does not imply that the loan, or a portion of the loan, will never be paid, nor does it imply that there has been a forgiveness of debt.

Loans not formally rated include residential, home equity and consumer loans. As of December 31, 2016, $227.7 million of the total residential, residential construction and development, home equity and consumer loan portfolio of $229.9 million were not formally rated. As of December 31, 2015, $204.7 million of the total residential, residential construction and land development, home equity and consumer loan portfolio of $206.4 million were not formally rated. The performance of these loans is measured by delinquency status. The Company underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation and loan to value and debt to income ratios. Home equity loan and line guidelines place a maximum loan to value ratio of 80% on these loans and the Company requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a high performance loan portfolio. Total delinquent loans, consisting of loans past due 60 days or more, decreased from 1.21% of total loans outstanding as of December 31, 2015 to 1.07% of total loans outstanding as of December 31, 2016.

An age analysis of past-due loans, segregated by class of loans, is as follows as of December 31, 2016 and 2015:

							90 Days or
			90 Days or More	Total	Total	Total	More Past Due and	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Past Due	Current	Loans	Accruing	Loans
	(In Thousands)
December 31, 2016:
Real estate:
Residential	$-	$297	$1,811	$2,108	$141,104	$143,212	$-	$1,947
Commercial	-	-	1,150	1,150	78,479	79,629		1,150
Municipal	-	-	-	-	8,733	8,733	-
Residential & commercial construction and land development	-	-	222	222	18,670	18,892	-	222
Home equity	-	219	169	388	48,488	48,876	-	248
Commercial and industrial	767	42	415	1,224	68,030	69,254	-	415
Municipal	-	-	-	-	4,215	4,215	-	-
Consumer	114	43	1	158	34,753	34,911	-	70
Total	$881	$601	$3,768	$5,250	$402,472	$407,722	$-	$4,052

December 31, 2015:
Real estate:
Residential	$-	$1,062	$594	$1,656	$136,972	$138,628	$-	$1,086
Commercial	-	-	1,668	1,668	60,450	62,118	-	2,285
Municipal	-	-	-	-	8,629	8,629	-	-
Residential & commercial construction and land development	-	-	-	-	10,070	10,070	-	-
Home equity	35	84	178	297	47,384	47,681	-	340
Commercial and industrial	-	-	363	363	34,942	35,305	-	363
Municipal	-	-	-	-	3,610	3,610	-	-
Consumer	47	7	5	59	19,291	19,350	-	5
Total	$82	$1,153	$2,808	$4,043	$321,348	$325,391	$-	$4,079

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 for which the Company has measured impairment on a loan-by-loan basis is as follows as of and for the years ended December 31, 2016 and 2015:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
December 31, 2016:
With no related allowance recorded:
Real estate:
Commercial	$1,150	$1,150	$-	$3,029	$272
Residential & commercial construction and land development	222	222	-	222	4
Commercial and industrial	134	134	-	135	4
Total impaired with no related allowance	$1,506	$1,506	$-	$3,386	$280

With an allowance recorded:
Real estate:
Commercial	$-	$-	$-	$-	$-
Residential & commercial construction and land development	-	-	-	-	-
Commercial and industrial	281	281	1	321	-
Total impaired with an allowance recorded	$281	$281	$1	$321	$-

Total
Real estate:
Commercial	$1,150	$1,150	$-	$3,029	$272
Residential & commercial construction and land development	222	222	-	222	4
Commercial and industrial	415	415	1	456	4
Total impaired loans	$1,787	$1,787	$1	$3,707	$280

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
December 31, 2015:
With no related allowance recorded:
Real estate:
Commercial	$2,285	$2,285	$-	$2,358	$77
Residential & commercial construction and land development	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Total impaired with no related allowance	$2,285	$2,285	$-	$2,358	$77

With an allowance recorded:
Real Estate:
Commercial	$-	$-	$-	$-	$-
Residential & commercial construction and land development	-	-	-	-	-
Commercial and industrial	363	363	2	404	-
Total impaired with an allowance recorded	$363	$363	$2	$404	$-

Total
Real estate:
Commercial	$2,285	$2,285	$-	$2,358	$77
Residential & commercial construction and land development	-	-	-	-	-
Commercial and industrial	363	363	2	404	-
Total impaired loans	$2,648	$2,648	$2	$2,762	$77

The following tables set forth information regarding troubled debt restructured loans during the year ended December 31, 2016 and 2015:

		Pre-Modification	Post- Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
December 31, 2016:
Troubled Debt Restructurings:
Commercial and industrial	1	$179	$179
	1	$179	$179

		Pre-Modification	Post- Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
	(Dollars In Thousands)
December 31, 2015:
Troubled Debt Restructurings:
Commercial and industrial	1	$363	$363
	1	$363	$363

There was one loan modified as a TDR during the year ended December 31, 2016. The loan, with a principal balance of $179 thousand, was extended to reduce the risk of the borrower defaulting on outstanding loans held by the borrower’s business interests. The loan was deemed uncollectible and charged off prior to December 31, 2016.

There was one commercial loan that was modified as a troubled debt restructuring during the year ended December 31, 2015. The loan, with a recorded investment of $363 thousand as of December 31, 2015, had its payment temporarily reduced as part of the modification. The loan was individually evaluated for impairment as of December 31, 2015 and it was determined that a $2 thousand specific allowance allocation was required. The loan was on nonaccrual status as of December 31, 2015.

There were no loans modified as a troubled debt restructure during the year ended December 31, 2015 that subsequently defaulted within one year of modification.

As of December 31, 2016 and 2015, there were no commitments to lend additional funds to borrowers whose loans were modified in a troubled debt restructuring.

As of December 31, 2016 and 2015, there were no foreclosed residential real estate properties held by the Company. There was $1.6 million and $315 thousand in consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure according to local requirements of the applicable jurisdiction at December 31, 2016 and 2015, respectively.

The balance of mortgage servicing rights (net) included in other assets at December 31, 2016 and 2015 was $2.0 million. Mortgage servicing rights of $900 thousand and $1.0 million were capitalized in 2016 and 2015, respectively. Amortization of mortgage servicing rights was $756 thousand in 2016 and $576 thousand in 2015. The fair value of these rights was $2.4 million and $2.7 million as of December 31, 2016 and 2015, respectively.

The following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the years ended December 31:

	2016	2015
	(In Thousands)
Balance, beginning of year	$20	$9
Additions	274	52
Reductions	(88)	(41)
Balance, end of year	$206	$20

The Company includes capitalized mortgage servicing rights in gains on sales of mortgages, net on the consolidated statements of income. The total recognized gains on sales of mortgages, net (net of costs, including direct and indirect origination costs) were $1.7 million and $1.3 million in 2016 and 2015, respectively.

The significant amounts included in mortgage loan servicing activities, net on the consolidated statements of income in  2016 are $650 thousand of servicing fee income, less write-downs of mortgage servicing rights of $186 thousand and amortization of mortgage servicing rights of $756 thousand.

The significant amounts included in mortgage loan servicing activities, net on the consolidated statements of income in  2015 are $488 thousand of servicing fee income, less write-downs of mortgage servicing rights of $11 thousand and amortization of mortgage servicing rights of $576 thousand.

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $303.4 million and $234.8 million as of December 31, 2016 and 2015, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2016	2015
	(In Thousands)
Leasehold improvements	$1,716	$1,082
Furniture and equipment	3,412	3,232
	5,128	4,314
Accumulated depreciation and amortization	(3,223)	(2,894)
Total premises and equipment	$1,905	$1,420

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at December 31, 2016 and 2015 was $15.7 million and $11.4 million, respectively.

For time deposits as of December 31, 2016, the scheduled maturities for years ending December 31 are as follows:

(In Thousands)
2017	$41,215
2018	14,931
2019	5,645
2020	3,009
2021	1,788
Total	$66,588

At December 31, 2016 and 2015, the Company had brokered certificates of deposit that totaled $1.5 million, and $1.3 million, respectively.

As of December 31, 2016, the Bank had no depositors with total deposits exceeding 5.00% of the Company’s total deposits. As of December 31, 2015, the Bank had one depositor with total deposits of $24.5 million or 6.59% of the Company’s total deposits.

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

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB). There were $54.1 million in FHLB advances outstanding as of December 31, 2016. Of these outstanding advances, $52 million matured in January 2017, $1.2 million will mature in October 2021 and $862 thousand will mature in May 2025. The weighted average interest rate on these borrowings is 0.67%. There were $31.5 million in FHLB advances outstanding as of December 31, 2015. All advances outstanding at December 31, 2015 matured in January 2016. The weighted average interest rate on these borrowings was 0.44%. Under the FHLB’s “Jobs for New England” program, which provides low cost financing to local companies in an attempt to spur job growth, the Bank has $2.1 million in 0% interest rate borrowings from the FHLB that mature in five to eight years.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family real properties and other qualified assets.

The Company has a line of credit with the FHLB in the amount of $1.5 million at December 31, 2016 and 2015. At December 31, 2016 and 2015, there were no advances outstanding under this line of credit.

NOTE 9 – SUBORDINATED DEBENTURES

On October 15, 2015 (the “Closing Date”), the Company closed on the issuance of an unsecured subordinated term note in the aggregate principal amount of $7.5 million due October 1, 2025 (the “Subordinated Note”) to Community Funding CLO, Ltd. (“Community Funding”) pursuant to a Subordinated Loan Agreement, dated as of September 30, 2015 (the “Loan Agreement”), by and between the Company and Community Funding. The Company used the net proceeds of approximately $7.2 million, after closing costs of $277 thousand, from the issuance of the Subordinated Note (i) to redeem the 9,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, that the Company issued to the United States Department of the Treasury as part of the Company’s participation in the Small Business Lending Fund program, (ii) to support the growth of the Bank, including the Bank's expansion into the West Hartford, Connecticut market through the opening of a new branch office and the growth of the Bank’s loan portfolio, and (iii) for other general corporate purposes.

The Loan Agreement provides that the Subordinated Note will bear interest at a fixed rate of 6.75% per annum, provided, however, that for the period beginning immediately after the Closing Date through, but not including, February 11, 2016, Community Funding rebated an amount equal to 3.40% per annum to the Company, resulting in a rate of 3.35% per annum to the Company, up to this date. Interest on the Subordinated Note is payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date. The principal amount of the Subordinated Note is due on October 1, 2025, provided, however, that the Company may prepay all or a portion of the principal amount of the Subordinated Note on or after the fifth anniversary of the Closing Date. Prior to the fifth anniversary of the Closing Date, the Company can prepay all or a portion of the principal amount of the Subordinated Note only under limited specified circumstances set forth in the Loan Agreement. The Loan Agreement contains customary events of default such as the institution of bankruptcy proceedings by or against the Company and the non-payment by the Company of principal or interest when due. Community Funding may accelerate the repayment of the Subordinated Note only in the event that bankruptcy proceedings are instituted by or against the Company and not for any other event of default.

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

The initial closing costs of $277 thousand are being amortized over the 10 year term of the Subordinated Note into interest expense. At December 31, 2016 and 2015, there were approximately $248 thousand and $270 thousand, respectively, in closing costs remaining to be amortized.

NOTE 10 - INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

	2016	2015
	(In Thousands)
Current:
Federal	$392	$264
State	2	1
Current income tax expense	394	265

Deferred:
Federal	(117)	(24)
State
Deferred income tax benefit	(117)	(24)
Total income tax expense	$277	$241

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

	2016	2015
	% of	% of
	Income	Income
Federal income tax at statutory rates	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(20.1)	(20.6)
Other	1.8	1.2
Effective tax rates	15.7%	14.6%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2016	2015
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,199	$910
Deferred compensation	305	273
Write-down of securities	16	15
Restricted stock awards	27	23
Charitable contribution carryover	104	166
Alternative minimum tax carryforward	707	761
Net unrealized holding loss on available-for-sale securities	290	98
Other	120	79
Gross deferred tax assets	2,768	2,325

Deferred tax liabilities:
Depreciation	(469)	(358)
Deferred loan costs/fees	(490)	(453)
Mortgage servicing rights	(679)	(693)
Gross deferred tax liabilities	(1,638)	(1,504)
Net deferred tax asset (included in other assets)	$1,130	$821

Deferred tax assets as of December 31, 2016 and 2015 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred taxes will be realized.

As of December 31, 2016, the Company had no operating loss carryovers for income tax purposes.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2016 and 2015, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2013 through December 31, 2016.

In January of 2011, the Bank formed a subsidiary Passive Investment Company (PIC). Under State of Connecticut statutes, such a company is not subject to Connecticut corporation business taxes. Provided that the Bank meets the mandated statutory requirements, the Company’s Connecticut corporation business taxes are significantly reduced or eliminated.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 2016 the Company was obligated under non-cancelable operating leases for bank premises and equipment expiring between May 2017 and January 2026. Certain leases contain renewal options. The cost of such renewals is not included below. The total minimum rental due in future periods under these existing agreements is as follows as of December 31, 2016:

Minimum
Payments Due
(In Thousands)
2017	$1,004
2018	984
2019	921
2020	727
2021	153
Thereafter	397
Total	$4,186

Certain leases contain provisions for escalation of minimum lease payments contingent upon percentage increases in the consumer price index. Total rental expense amounted to $1.01 million and $936 thousand for the years ended December 31, 2016 and 2015, respectively.

On November 28, 2008, the Company entered into an agreement with its data processing servicer with an initial five-year term. A second amendment to this November 2008 agreement was signed between the parties on June 27, 2013 that extends the agreement through April 19, 2019. Under the agreement, the Company must pay a termination fee as described in the agreement if the Company terminates the agreement, with notice, before the end of the extended agreement.

NOTE 12 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurement - Overall,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, which are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2016.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2016 and 2015.

The Company’s investment in obligations of states and municipalities, mortgage-backed securities and other debt securities available-for-sale are generally classified within Level 2 of the fair value hierarchy. For these securities, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information, and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions. Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence, such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. For Level 3 inputs, fair values are based on management’s estimates.

Other real estate owned values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. For Level 3 inputs, fair values are based on management’s estimates.

The following table summarizes assets measured at fair value as of December 31:

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$4,253	$-	$4,253	$-
Obligations of states and municipalities	14,352	-	14,352	-
Mortgage-backed securities	39,140	-	39,140	-
SBA loan pools	983	-	983	-
Totals	$58,728	$-	$58,728	$-

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2015:
Debt securities issued by U.S. government corporations and agencies	$10,463	$-	$10,463	$-
Obligations of states and municipalities	14,669	-	14,669	-
Mortgage-backed securities	45,281	-	45,281	-
SBA loan pools	1,104	-	1,104	-
Totals	$71,517	$-	$71,517	$-

Under certain circumstances, the Company makes adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. There were no significant assets or liabilities at December 31, 2016 that were measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded. The following table presents assets carried on the consolidated balance sheet by capton and by level in the fair value hierarchy at December 31, 2015 for which a nonrecurring charge in fair value has been recorded.

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
December 31, 2015:
Impaired loans	$240	$-	$-	$240
Totals	$240	$-	$-	$240

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows as of December 31 2016 and 2015:

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,007	$21,007	$-	$-	$21,007
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	58,728	-	58,728	-	58,728
Federal Home Loan Bank stock	2,896	-	2,896	-	2,896
Loans held-for-sale	2,801	-	-	2,818	2,818
Loans, net	405,411	-	-	401,008	401,008
Mortgage servicing rights	1,996	-	-	2,432	2,432
Accrued interest receivable	1,301	1,301	-	-	1,301
Bank owned life insurance	9,130	-	9,130	-	9,130

Financial liabilities:
Deposits	413,764	347,176	66,504	-	413,680
Securities sold under agreements to repurchase	2,694	-	2,694	-	2,694
Long-term subordinated debt	7,252	-	7,268	-	7,268
Federal Home Loan Bank advances	54,058	-	53,767	-	53,767

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$28,890	$28,890	$-	$-	$28,890
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	71,517	-	71,517	-	71,517
Federal Home Loan Bank stock	2,047	-	2,047	-	2,047
Loans held-for-sale	2,167	-	-	2,187	2,187
Loans, net	323,695	-	-	322,596	322,596
Mortgage servicing rights	2,039	-	-	2,695	2,695
Accrued interest receivable	1,143	1,143	-	-	1,143
Bank owned life insurance	7,389	-	7,389	-	7,389

Financial liabilities:
Deposits	372,642	315,355	57,144	-	372,499
Securities sold under agreements to repurchase	1,915	-	1,915	-	1,915
Long-term subordinated debt	7,230	-	7,339	-	7,339
Federal Home Loan Bank advances	31,500	-	31,500	-	31,500

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions,except for mortgage servicing rights, which are included in other assets. Accounting policies related to financial instruments are described in Note 2.

Management has made estimates of fair value discount rates that it believes to be reasonable; however, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale.

Fair value estimates are made at a specific point in time based on the relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale, at one time, the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include premises and equipment and other real estate owned. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unadvanced funds on loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2016 and 2015, the maximum potential amount of the Company’s obligation was $4.3 million and $3.4 million, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

	2016	2015
	(In Thousands)
Commitments to originate loans	$20,090	$40,708
Standby letters of credit	4,281	3,391
Unadvanced portions of loans:
Construction loans	13,580	15,647
Commercial lines of credit	32,640	20,580
Consumer	588	621
Home equity lines of credit	58,035	47,650
	$129,214	$128,597

There is no material difference between the notional amounts and the estimated fair values of the above off-balance sheet liabilities.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2016 and 2015. Total loans to such persons and their companies amounted to $1.3 million as of December 31, 2016, of which $148 thousand was participated out to another financial institution. During the year ended December 31, 2016, principal payments totaled $4.6 million and advances amounted to $1.3 million. At December 31, 2015, total loans to such persons and their companies amounted to $4.6 million, of which $1.3 million was participated out to another financial institution. During the year ended December 31, 2015, principal payments totaled $1.0 million and advances amounted to $1.3 million.

Deposits from related parties held by the Company as of December 31, 2016 and 2015 amounted to $6.4 million and $6.0 million, respectively.

During 2016 and 2015, the Company paid $82 thousand and $80 thousand, respectively, for rent and related expenses of the Company’s Granby branch office to a company in which a bank director is a principal. The rent expense for the Granby branch included in Note 11 amounted to $60 thousand in each of 2016 and in 2015.

NOTE 15 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company's business activity is with customers located within the state of Connecticut. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

NOTE 16 - OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The activity in other comprehensive loss, included in stockholders’ equity, was as follows during the years ended December 31:

	2016	2015
	(In Thousands)
Net change in unrealized holding loss on securities available-for-sale	$(476)	$(189)
Reclassification adjustment for realized gains and writedowns in net income (1)	(91)	(132)
Other comprehensive loss, before tax	(567)	(321)
Income tax expense	193	110
Other comprehensive loss, net of tax	$(374)	$(211)

(1) Reclassification adjustments include realized securities gains and losses and writedowns of securities. The gain, losses and writedowns have been reclassified out of other comprehensive loss and affect certain captions in the consolidated statements of income as follows: the pre-tax amount is reflected in gain on sales of available-for-sale securities, net; the tax effect of $31 thousand and $45 thousand for the years ended December 31, 2016 and 2015, respectively, is included in income tax provision; and the after tax amount is included in net income.

Accumulated other comprehensive loss as of December 31, 2016 and 2015 consists entirely of net unrealized holding losses on available-for-sale securities, net of taxes.

NOTE 17 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the FRB and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CETI capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. As of December 31, 2016, the Bank was required to maintain a capital conservation buffer of 0.625%. Beginning January 1, 2016, failure to maintain the capital conservation buffer limits the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual and required capital amounts and ratios at December 31, 2016 and 2015 are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2016:
Total Capital (to Risk Weighted Assets)	$41,045	11.72%	$28,022	8.0%	$35,027	10.0%
Tier 1 Capital (to Risk Weighted Assets)	37,292	10.65	21,016	6.0	28,022	8.0
Common Equity Tier 1 capital (to Risk Weighted Assets)	37,292	10.65	15,762	4.5	22,768	6.5
Tier 1 Capital (to Average Assets)	37,292	7.46	19,994	4.0	24,993	5.0

As of December 31, 2015:
Total Capital (to Risk Weighted Assets)	$39,262	14.21%	$22,107	8.0%	$27,634	10.0%
Tier 1 Capital (to Risk Weighted Assets)	36,234	13.11	16,580	6.0	22,107	8.0
Common Equity Tier 1 capital (to Risk Weighted Assets)	36,234	13.11	12,435	4.5	17,962	6.5
Tier 1 Capital (to Average Assets)	36,234	8.58	16,902	4.0	21,127	5.0

The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Company's operating results and financial condition. The shareholders of the Company will be entitled to dividends only when, and if, declared by the Company's Board of Directors out of funds legally available therefor. The declaration of future dividends will be subject to favorable operating results, financial conditions, tax considerations, and other factors.

Under Connecticut law, the Bank may pay dividends only out of net profits. The Connecticut Banking Commissioner’s approval is required for dividend payments which exceed the current year’s net profits and retained net profits from the preceding two years. As of December 31, 2016, the Bank is restricted from declaring dividends to the Company in an amount greater than $2.5 million.

NOTE 18 - EMPLOYEE BENEFITS

The Company sponsors a 401(k) savings and retirement plan. Employees who are 21 years of age and employed on the plan's effective date are immediately eligible to participate in the plan. Other employees who have attained age 21 are eligible for membership on the first day of the month following completion of 90 days of service.

The provisions of the 401(k) plan allow eligible employees to make contributions subject to IRS limitations. The Company's matching contribution will be determined at the beginning of the plan year. The Company's expense under this plan was $136 thousand in 2016 and $95 thousand in 2015.

The Company entered into Supplemental Executive Retirement Agreements with current and former executive officers. The agreements require the payment of specified benefits upon retirement over specified periods as described in each agreement. The total liability for the agreements included in other liabilities was $897 thousand at December 31, 2016 and $804 thousand at December 31, 2015. Expenses under these agreements amounted to $130 thousand and $126 thousand, respectively, for the years ended December 31, 2016 and 2015. Payments made under the agreements were $37 thousand for each of the years ended December 31, 2016 and 2015.

In January 2017, the Company entered into an additional Supplemental Employee Retirement Plan with one of its executive officers. The agreement provides for an annual benefit payment of $30 thousand for 15 years after the executive reaches normal retirement age of 65 years old.

The Company entered into employment agreements (the “Agreements”) with the executive officers of the Company. The Agreements provide for severance benefits upon termination following a change in control as defined in the agreements in amounts equal to cash compensation as defined in the agreements, and fringe benefits that the executive officers would have received if the executive officers would have continued working for an additional two years. The agreements also include provisions to accelerate vesting for stock options and for additional credit for years of service under the Company’s benefit plans.

NOTE 19 - STOCK BASED COMPENSATION PLANS

On May 10, 2011, the Company’s shareholders approved the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (“2011 Plan”). The 2011 Plan provides for the granting of options to purchase shares of common stock or the granting of shares of restricted stock up to an aggregate amount of 100,000 shares of common stock of the Company. Options granted under the 2011 Plan may be either Incentive Stock Options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code or non-qualified options (“NQOs”) which do not qualify as ISOs.

The exercise price for shares covered by an ISO may not be less than 100% of the fair market value of the underlying common stock on the date of grant. All options must expire no later than ten years from the date of grant.

During 2016 and 2015, the Company granted 10,826 shares and 8,225 shares, respectively, of restricted stock with an award value of $231,000 and $177,000 respectively, or $21.37 and $21.52 per share, respectively. The restricted shares vest over a three year period. During 2016 and 2015, the Company recognized compensation expense related to the restricted shares awarded in the amounts of $132 thousand and $178 thousand, respectively. The recognized tax benefit related to this expense was $37 thousand in 2016 and $53 thousand in 2015.

A summary of the status of the restricted stock awards as of December 31 and changes during the years then ended is presented below:

	2016		2015
		Weighted-		Weighted-
	Number of	Average	Number of	Average
Fixed Options	Shares	Price	Shares	Price
Non-vested restricted stock awards at beginning of year	12,083	$21.92	9,792	$23.00
Restricted shares granted	10,826	21.37	8,225	21.52
Shares vested	(5,953)	22.33	(5,634)	23.24
Shares forfeited	(650)	21.52	(300)	23.52
Non-vested restricted stock awards at end of year	16,306	$21.42	12,083	$21.92

For the years ended December 31, 2016 and 2015, the fair value of restricted stock vested during the year amounted to $151 thousand and $175 thousand, respectively.

As of December 31, 2016, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $293 thousand. This amount is expected to be recognized over a weighted average period of 1.5 years.

A summary of the status of the Company’s stock option plan as of December 31 and changes during the years then ended is presented below:

	2016		2015
		Weighted-Average		Weighted-Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	20,000	$30.00	21,000	$31.50
Granted	-	-	20,000	30.00
Forfeited	-	-	(21,000)	31.50
Outstanding at end of year	20,000	30.00	20,000	30.00

Options exercisable at year-end	9,000	$30.00	4,500	$30.00
Weighted-average fair value of options granted during the year	N/A		$2.20
Weighted average remaining contractual life in years	9		10

There were no option awards in 2016. The fair value of each option award in 2015 was $2.20, as estimated on the date of grant using the Black-Scholes Option Pricing Model based on the following assumptions: 10 years expected term; 2.59% expected dividend yield; 0.00% expected forfeiture rate; 20.13% expected volatility; and a 2.27% risk-free interest rate.

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

As of December 31, 2016, the remaining compensation costs related to stock options granted under the 1998 Plan and the 2011 Plan amounted to $15 thousand. There were 4,500 shares that vested during the year ended December 31, 2016. Unearned compensation costs relating to the 11,000 unvested shares at December 31, 2016 will be recognized over a weighted average period of 1.4 years. Compensation expense related to the stock options amounted to $19 thousand in 2016 and $10 thousand in 2015.

NOTE 20 - EARNINGS PER SHARE

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income available to common shareholders are as follows:

	2016	2015
	(In Thousands, Except Share Data)
Basic earnings per share computation:
Net income	$1,492	$1,409
Preferred stock net accretion	-	(12)
Cumulative preferred stock dividends	-	(96)
Net income available to common shareholders	$1,492	$1,301

Weighted average shares outstanding, basic	1,350,725	953,539

Basic earnings per share	$1.10	$1.37

Diluted earnings per share computation:
Net income	$1,492	$1,409
Preferred stock net accretion	-	(12)
Cumulative preferred stock dividends	-	(96)
Net income available to common shareholders	$1,492	$1,301

Weighted average shares outstanding, before dilution	1,350,725	953,539
Dilutive potential shares	8,540	3,075
Weighted average shares outstanding, assuming dilution	1,359,265	956,614

Diluted earnings per share	$1.10	$1.36

Anti-dilutive equity-based awards totaling 20,000 shares for each of the years ended December 31, 2016 and 2015, have been excluded from the calculation of diluted EPS.

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

In connection with the public offering and the Option, the Company issued a total of 451,473 shares of its common stock at $21.00 per share. Net proceeds amounted to $8.5 million, after deducting related underwriting discounts, fees and other expenses of $978 thousand.

NOTE 22 - PREFERRED STOCK

On August 11, 2011, the Company issued 9,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “SBLF Preferred Stock”), to the U.S. Treasury pursuant to the Small Business Lending Fund program (the “SBLF”). The SBLF Preferred Stock was purchased for $9 million, had no maturity date and ranked senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company. The dividend rate on the SBLF Preferred Stock was 1% in 2015. On December 18, 2015, the Company redeemed all of the 9,000 outstanding shares of the SBLF Preferred Stock for an aggregate redemption price of approximately $9.02 million, including dividends accrued but unpaid through, but not including, the redemption date. The redemption of the SBLF Preferred Stock terminated the Company’s participation in the SBLF program.

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

On February 23, 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.14 per share on the Company’s common stock. The dividend was paid on March 20, 2017 to shareholders of record as of March 8, 2017.

NOTE 26 – PARENT COMPANY INFORMATION

Financial information for the parent company only is presented in the following tables:

Condensed balance sheets

(In Thousands)
	December 31,
	2016	2015
Assets
Cash and due from banks	$71	$557
Investment in subsidiary	36,729	36,045
Due from subsidiary	164	164
Other assets	581	321

Total assets	$37,545	$37,087

Liabilities and stockholders' equity
Long-term subordinated debt	$7,252	$7,230
Other liabilities	6	115
Total liabilities	7,258	7,345
Total stockholders' equity	30,287	29,742

Total liabilities and stockholders' equity	$37,545	$37,087

Condensed statements of income

(In Thousands)	Years ended December 31,
	2016	2015
Operating Income
Dividend income from operating subsidiary	$950	$525
Total operating income	950	525

Operating Expense
Interest on long-term debt	515	61
Salaries and employee benefits	127	156
Professional fees	14	79
Directors’ fees	24	33
Correspondent charges	70	63
Other expense	18	29
Total operating expense	768	421
Income before tax benefit and equity in undistributed earnings of subsidiary	182	104
Income tax benefit	253	143
Equity in undistributed earnings of subsidiary	1,057	1,162
Net income	$1,492	$1,409

Condensed statements of cash flows

(In Thousands)	Years ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,492	$1,409
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary companies	(1,057)	(1,162)
Stock based compensation	151	188
Other, net	(370)	(32)
Amortization of long-term debt issuance costs	29	7
Net cash provided by operating activities	245	410

Cash flows from investing activities:
Investment in operating subsidiary	-	(6,000)
Net cash used in investing activities	-	(6,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	39	8,542
Proceeds from the issuance of subordinated debt	-	7,223
Redemption of preferred stock	-	(9,000)
Decrease in subordinated debt issuance fees	(7)	-
Dividends paid - preferred stock	-	(96)
Dividends paid - common stock	(763)	(562)
Net cash (used in) provided by financing activities	(731)	6,107

Net (decrease) increase in cash and cash equivalents	(486)	517
Cash and cash equivalents at beginning of year	557	40
Cash and cash equivalents at end of year	$71	$557