Form 10-Q
period 2017-03-31
SBT Bancorp, Inc.
filed 2017-05-15
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 5, 2017, the registrant had 1,372,409 shares of its Common Stock, no par value per share, outstanding.

table of contents

SBT Bancorp, Inc. and Subsidiary

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	4

	Consolidated Statements of Income for the Three Months Ended March 31, 2017 and 2016 (unaudited)	5

	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016 (unaudited)	6

	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2017 and 2016 (unaudited)	7

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (unaudited)	8 - 9

	Notes to Consolidated Financial Statements – (unaudited)	10-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		40

EXHIBIT INDEX		41

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share amounts)

	3/31/17	12/31/16
	(Unaudited)
ASSETS
Cash and due from banks	$8,251	$10,976
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	11,586	9,786
Money market mutual funds	634	95
Federal funds sold	157	150
Cash and cash equivalents	20,628	21,007

Certificates of deposit	1,250	1,250

Investments in available-for-sale securities, at fair value	59,665	58,728
Federal Home Loan Bank stock, at cost	2,187	2,896

Loans held-for-sale	747	2,801

Loans	407,080	409,164
Less: allowance for loan losses	3,869	3,753
Loans, net	403,211	405,411

Premises and equipment, net	1,841	1,905
Accrued interest receivable	1,222	1,301
Other real estate owned	570	-
Bank owned life insurance	9,191	9,130
Other assets	5,223	5,570
Total assets	$505,735	$509,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$130,982	$134,341
Savings and NOW deposits	228,491	212,835
Time deposits	67,568	66,588
Total deposits	427,041	413,764

Securities sold under agreements to repurchase	2,425	2,694
Federal Home Loan Bank advances	36,318	54,058
Long-term subordinated debt	7,259	7,252
Other liabilities	1,924	1,944
Total liabilities	474,967	479,712
Stockholders' equity:
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 1,372,823 shares and 1,372,409 shares, respectively, at March 31, 2017 and 1,372,394 shares and 1,371,980 shares, respectively, at December 31, 2016	19,146	19,133
Retained earnings	12,330	12,017
Treasury stock, 414 shares	(7)	(7)
Unearned compensation-restricted stock awards	(258)	(293)
Accumulated other comprehensive loss	(443)	(563)
Total stockholders' equity	30,768	30,287
Total liabilities and stockholders' equity	$505,735	$509,999

See accompanying notes to the unaudited consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for share and per share amounts)

	For the three months ended
	3/31/2017	3/31/2016
Interest and dividend income:
Interest and fees on loans	$3,658	$3,075
Investment securities	338	390
Interest-bearing deposits	30	23
Total interest and dividend income	4,026	3,488
Interest expense:
Interest on deposits	265	159
Interest on securities sold under agreements to repurchase	2	1
Interest on Federal Home Loan Bank advances	69	32
Interest on long-term subordinated debt	134	107
Total interest expense	470	299
Net interest and dividend income	3,556	3,189

Provision for loan losses	250	131

Net interest and dividend income after provision for loan losses	3,306	3,058
Noninterest income (loss):
Service charges on deposit accounts	92	90
(Loss) gain on sales and writedowns of available-for-sale securities	(1)	47
Other service charges and fees	189	233
Increase in cash surrender value of life insurance policies	61	51
Mortgage loan servicing activities, net	19	(213)
Gain on sale of mortgages, net	223	207
Investment services fees and commissions	29	27
Other income	23	17
Total noninterest income	635	459
Noninterest expense:
Salaries and employee benefits	1,693	1,830
Occupancy expense	383	370
Equipment expense	109	93
Advertising and promotions	101	107
Forms and supplies	26	39
Professional fees	200	84
Directors’ fees	58	53
Correspondent charges	66	72
FDIC assessment	111	62
Data processing	229	213
Internet banking costs	44	53
Other expenses	313	342
Total noninterest expense	3,333	3,318
Income before income taxes	608	199
Income tax provision (benefit)	106	(7)
Net income	$502	$206
Net income available to common stockholders	$502	$206
Weighted average shares outstanding, basic	1,358,142	1,348,572
Earnings per common share, basic	$0.37	$0.15
Weighted average shares outstanding, assuming dilution	1,360,775	1,350,507
Earnings per common share, assuming dilution	$0.37	$0.15

Dividends declared per common share	$0.14	$0.14

See accompanying notes to the unaudited consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Net income	$502	$206
Other comprehensive income net of tax:
Net change in unrealized holding gain/loss on securities available-for-sale	182	966
Reclassification adjustment for realized losses (gains) in net income	1	(47)
Other comprehensive income, before tax	183	919
Income tax expense	(63)	(314)
Other comprehensive income, net of tax	120	605
Comprehensive income	$622	$811

See accompanying notes to the unaudited consolidated financial statements.

 SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

(Dollars in thousands)

				Unearned	Accumulated
				Compensation-	Other
	Common	Retained	Treasury	Restricted	Comprehensive
	Stock	Earnings	Stock	Stock Awards	(Loss) Income	Total
Balance, December 31, 2015	$18,856	$11,288	$(7)	$(206)	$(189)	$29,742
Net income	-	206	-	-	-	206
Other comprehensive income, net of tax	-	-	-	-	605	605
Stock-based compensation	5	-	-	34	-	39
Common stock issued	10	-	-	-	-	10
Dividends declared on common stock ($.14 per share)	-	(189)	-	-	-	(189)
Balance March 31, 2016	$18,871	$11,305	$(7)	$(172)	$416	$30,413

Balance, December 31, 2016	$19,133	$12,017	$(7)	$(293)	$(563)	$30,287
Net income	-	502	-	-	-	502
Other comprehensive income, net of tax	-	-	-	-	120	120
Stock-based compensation	2	-	-	35	-	37
Common stock issued	11	-	-	-	-	11
Dividends declared on common stock ($.14 per share)	-	(189)	-	-	-	(189)
Balance, March 31, 2017	$19,146	$12,330	$(7)	$(258)	$(443)	$30,768

See accompanying notes to the unaudited consolidated financial statements.

 SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the three months ended
	3/31/2017	3/31/2016
Cash flows from operating activities:
Net income	$502	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	86	88
Loss (gain) on available-for-sale securities, net of writedowns	1	(47)
Amortization of mortgage servicing rights	207	166
Change in deferred origination costs, net	32	(254)
Provision for loan losses	250	131
Loans originated for sale	(14,235)	(13,297)
Proceeds from sales of loans originated for sale	16,512	14,552
Gain on sales of loans	(223)	(207)
Depreciation and amortization	98	78
Amortization of long-term subordinated debt issuance costs	7	7
Decrease (increase) in other assets	179	(75)
Decrease (increase) in interest receivable	79	(18)
(Increase) decrease in taxes receivable	(102)	26
Increase in cash surrender value of bank owned life insurance	(61)	(51)
Stock-based compensation	37	39
Decrease in other liabilities	(12)	(71)
Decrease in interest payable	(8)	(59)

Net cash provided by operating activities	3,349	1,214

Cash flows from investing activities:
Purchases of certificates of deposit	-	(250)
Purchases of available-for-sale securities	(2,772)	(3,827)
Proceeds from maturities of available-for-sale securities	1,931	2,783
Proceeds from sales of available-for-sale securities	-	565
Purchases of Federal Home Loan Bank stock	(142)	(418)
Redemption of Federal Home Loan Bank stock	851	456
Loan originations and principal collections, net	1,346	(11,892)
Loans purchased	-	(7,994)
Recoveries of loans previously charged off	2	1
Purchase of bank owned life insurance	-	(1,500)
Capital expenditures	(34)	(346)

Net cash provided by (used in) investing activities	1,182	(22,422)

 SBT BANCORP, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(Dollars in thousands)

(continued)

	For the three months ended
	3/31/2017	3/31/2016

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	12,297	12,736
Net increase (decrease) in time deposits	980	(2,166)
Net (decrease) increase in securities sold under agreements to repurchase	(269)	73
Net change in short-term Federal Home Loan Bank (FHLB) advances	(18,000)	(5,500)
Proceeds from long-term FHLB advances	260	-
Proceeds from issuance of common stock	11	10
Increase in subordinated debt issuance fees	-	(7)
Dividends paid - common stock	(189)	(189)

Net cash (used in) provided by financing activities	(4,910)	4,957

Net decrease in cash and cash equivalents	(379)	(16,319)
Cash and cash equivalents at beginning of period	21,007	28,890
Cash and cash equivalents at end of period	$20,628	$12,571

Supplemental disclosures of cash flow information:
Interest paid	$471	$358
Income taxes paid	4	33
Supplemental disclosures of non-cash transactions:
Loans transferred to other real estate owned	570	-

See accompanying notes to the unaudited consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

(Dollars in thousands)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments, consisting of only normal recurring accruals, to present fairly the financial position, results of operations, cash flows and changes in stockholders’ equity of SBT Bancorp, Inc. (the “Company”) for the periods presented. The Company’s only business is its investment in The Simsbury Bank & Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution providing a variety of banking and investment services. The Bank offers investment products to cutomers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, and through its affiliation with the securities broker/dealer, LPL Financial Corporation. In May of 2010, the Bank formed NERE Holdings, Inc., a subsidiary to hold real estate primarily acquired through foreclosure. In January of 2011, the Bank formed Simsbury Bank Passive Investment Company, a subsidiary Passive Investment Company (PIC). Under current State of Connecticut statutes, Simsbury Bank Passive Investment Company is not subject to Connecticut corporation business taxes. In preparing the interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. The interim results of operations are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses, and the valuation and potential other-than-temporary impairment (“OTTI”) of available-for-sale securities.

While management believes that the disclosures presented are adequate so as to not make the information misleading, it is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2016.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2017, the Company maintained a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the three months ended March 31, 2017, the Company recognized $37 thousand in stock-based employee compensation expense. During the three months ended March 31, 2016, the Company recognized $39 thousand in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this ASU. The standard was effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company early adopted this ASU for the year ended December 31, 2015 in relation to its debt issuance costs.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires entities to present separately in other comprehensive income that portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It also requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. The ASU will take effect for public companies for fiscal years beginning after December 15, 2017. The Company has no equity investments at the report date, therefore management beleives there will be no material impact to the financial statements upon adoption.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting.” The ASU simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities; and (3) classification on the statement of cash flows. The new guidance is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 effective January 1, 2017. There was no significant impact to the Company’s consolidated financial statements for the three months ended March 31, 2017.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the way impairment of financial instruments is recognized by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of financial instruments. The main provisions of ASU 2016-13 include (1) replacing the “incurred loss” approach under current GAAP with an “expected loss” model for instruments measured at amortized cost; (2) requiring entities to record an allowance for available-for-sale debt securities rather than reducing the carrying amount of the investments, as is required by the other-than-temporary-impairment model under current GAAP; and (3) a simplified accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. The Company is currently assessing the impact that adoption of ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice on how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact that the new standard will have on the Company’s consolidated financial statements.

NOTE 4 – FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 820-10, “Fair Value Measurement - Overall,” provides a framework for measuring fair value under GAAP. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, which are not based on market exchange or dealer or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2017.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2017 and December 31, 2016.

The Company’s investments in obligations of states and municipalities, mortgage-backed securities and other debt securities available-for-sale are generally classified within Level 2 of the fair value hierarchy. For these securities, management obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information, and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions; valuations are adjusted to reflect illiquidity and/or non-transferability; and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence, such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

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

The following summarizes assets measured at fair value at March 31, 2017 and December 31, 2016.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$5,520	$-	$5,520	$-
Obligations of states and municipalities	14,343	-	14,343	-
Mortgage-backed securities	38,839	-	38,839	-
SBA loan pools	963	-	963	-
Totals	$59,665	$-	$59,665	$-

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$4,253	$-	$4,253	$-
Obligations of states and municipalities	14,352	-	14,352	-
Mortgage-backed securities	39,140	-	39,140	-
SBA loan pools	983	-	983	-
Totals	$58,728	$-	$58,728	$-

Assets Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
March 31, 2017:
Other real estate owned	$570	$-	$-	$570

	$570	$-	$-	$570

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$20,628	$20,628	$-	$-	$20,628
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	59,665	-	59,665	-	59,665
Federal Home Loan Bank stock	2,187	-	2,187	-	2,187
Loans held-for-sale	747	-	-	758	758
Loans, net	403,211	-	-	398,850	398,850
Mortgage servicing rights	1,961	-	-	2,457	2,457
Accrued interest receivable	1,222	1,222	-	-	1,222
Bank owned life insurance	9,191	-	9,191	-	9,191

Financial liabilities:
Deposits	427,041	359,473	67,414	-	426,887
Securities sold under agreements to repurchase	2,425	-	2,425	-	2,425
Federal Home Loan Bank advances	36,318	-	36,015	-	36,015
Long-term subordinated debt	7,259	-	7,249	-	7,249

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,007	21,007	$-	$-	$21,007
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	58,728	-	58,728	-	58,728
Federal Home Loan Bank stock	2,896	-	2,896	-	2,896
Loans held-for-sale	2,801	-	-	2,818	2,818
Loans, net	405,411	-	-	401,008	401,008
Mortgage servicing rights	1,996	-	-	2,432	2,432
Accrued interest receivable	1,301	1,301	-	-	1,301
Bank owned life insurance	9,130	-	9,130	-	9,130

Financial liabilities:
Deposits	413,764	347,176	66,504	-	413,680
Securities sold under agreements to repurchase	2,694	-	2,694	-	2,694
Federal Home Loan Bank advances	54,058	-	53,767	-	53,767
Long-term subordinated debt	7,252	-	7,268	-	7,268

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2017 and 2016:

	For the three months ended
	3/31/17	3/31/16
	(In Thousands, except share and per share data)
Basic earnings per share computation:
Net income available to common stockholders	$502	$206

Weighted average shares outstanding, basic	1,358,142	1,348,572

Basic earnings per share	$0.37	$0.15

Diluted earnings per share computation:
Net income available to common stockholders	$502	$206

Weighted average shares outstanding, before dilution	1,358,142	1,348,572
Dilutive potential shares	2,633	1,935
Weighted average shares outstanding, assuming dilution	1,360,775	1,350,507

Diluted earnings per share	$0.37	$0.15

NOTE 6 – INVESTMENT SECURITIES

The following tables summarize the amounts and distribution of the Company’s investment securities held as of March 31, 2017 and December 31, 2016:

	INVESTMENT PORTFOLIO
	(Dollars In Thousands)

	March 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield
AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by U.S. government corporations and agencies
Due within one year	$2,000	$-	1	1,999	1.04%
Due after one to five years	3,518	7	4	3,521	1.54%
Total U.S. government corporations and agencies	5,518	7	5	5,520	1.36%
Obligations of states and municipalities
Due within one year	-	-	-	-	%
Due after one to five years	1,681	26	-	1,707	1.78%
Due after five to ten years	6,475	106	66	6,515	1.63%
Due after ten to fifteen years	6,132	67	78	6,121	2.53%
Total obligations of states and municipalities	14,288	199	144	14,343	2.03%
Mortgage-backed securities
Due after one to five years	788	5	3	790	1.63%
Due after five to ten years	4,550	12	28	4,534	2.08%
Due after ten to fifteen years	19,439	11	382	19,068	2.30%
Due beyond fifteen years	14,802	7	362	14,447	2.69%
Total mortgage-backed securities	39,579	35	775	38,839	2.41%
SBA loan pools
Due after five to ten years	951	13	1	963	2.83%
Total SBA loan pools	951	13	1	963	2.83%

Total available-for-sale securities	$60,336	$254	$925	$59,665	2.23%

	INVESTMENT PORTFOLIO
	(Dollars In Thousands)

	December 31,2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by U.S. government corporations and agencies
Due within one year	$1,000	$1	$-	$1,001	1.00%
Due after one to five years	3,250	6	4	3,252	1.24%
Total obligations of states and municipalities	4,250	7	4	4,253	1.18%
Obligations of states and municipalities
Due after one to five years	250	1	-	251	4.00%
Due after five to ten years	6,253	100	41	6,312	2.91%
Due after ten to fifteen years	7,417	78	100	7,395	2.76%
Due beyond fifteen years	389	5	-	394	3.30%
Total obligations of states and municipalities	14,309	184	141	14,352	2.86%
Mortgage-backed securities
Due after one to five years	718	7	4	721	2.25%
Due after five to ten years	3,480	13	21	3,472	1.80%
Due after ten to fifteen years	20,272	9	539	19,742	1.69%
Due beyond fifteen years	15,580	11	386	15,205	2.00%
Total mortgage-backed securities	40,050	40	950	39,140	1.83%
SBA loan pools
Due after five to ten years	973	13	3	983	3.30%
Total SBA loan pools	973	13	3	983	3.30%

Total available-for-sale securities	$59,582	$244	$1,098	$58,728	2.33%

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2017:
Debt securities issued by U.S. Government corporations and agencies	$1,983	$5	$-	$-	$1,983	$5
SBA loan pools	-	-	737	1	737	1
Obligations of states and municipalities	4,673	144	-	-	4,673	144
Mortgage-backed securities	30,947	606	3,936	141	34,883	747
Total temporarily impaired securities	37,603	755	4,673	142	42,276	897

Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	143	28	143	28
Total temporarily impaired and other- than-temporarily impaired securities	$37,603	$755	$4,816	$170	$42,419	$925

December 31, 2016:
Debt securities issued by U.S. Government corporations and agencies	$1,246	$4	$-	$-	$1,246	$4
SBA loan pools	743	3	-	-	743	3
Obligations of states and municipalities	5,934	141	-	-	5,934	141
Mortgage-backed securities	32,817	788	2,890	136	35,707	924
Total temporarily impaired securities	40,740	936	2,890	136	43,630	1,072

Other-than-temporarily impaired securities:
Mortgage-backed securities	9	-	158	26	167	26
Total temporarily impaired and other- than-temporarily impaired securities	$40,749	$936	$3,048	$162	$43,797	$1,098

The securities in the Company’s investment portfolio that were temporarily impaired as of March 31, 2017 consisted of debt securities issued by states of the United States, political subdivisions of the states, and U.S. government corporations and agencies as well as mortgage-backed securities. The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis. The gross unrealized losses are primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As the Company has the ability and intent to hold securities for the foreseeable future, and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, no declines are deemed to be other than temporary, unless otherwise noted above.

During the three months ended March 31, 2017, there were no sales of available-for-sale securities.

During the three months ended March 31, 2016, there were proceeds of $565 thousand from sales of available-for-sale securities. Gross realized gains on these sales amounted to $47 thousand. The tax expense applicable to these gross realized gains amounted to $16 thousand.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In Thousands)
Real estate - residential	$144,130	$143,212
Real estate - commercial	80,934	79,629
Real estate - municipal	8,815	8,733
Real estate - residential construction and land development	3,110	2,932
Real estate - commercial construction and land development	17,515	15,960
Home equity	48,508	48,876
Commercial and industrial	66,562	69,254
Municipal	5,114	4,215
Consumer	30,982	34,911
Total loans	405,670	407,722
Allowance for loan losses	(3,869)	(3,753)
Deferred costs, net	1,410	1,442
Net loans	$403,211	$405,411

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

General component:

The general component of the allowance for loan losses is based on historical loss experience, adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, home equity, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2017.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate and home equity: The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent without obtaining private mortgage insurance for any amounts over 80% and does not grant subprime loans. Substantially all loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

The following tables present activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and March 31, 2016:

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In Thousands)
March 31, 2017:
Allowance for loan losses:
Beginning balance	$1,057	$1,044	$212	$346	$824	$249	$21	$3,753
Charge-offs	(135)	-	-	-	-	(1)	-	(136)
Recoveries	-	1	-	1	-	-	-	2
Provision (benefit)	128	(15)	75	(3)	113	(60)	12	250
Ending balance	$1,050	$1,030	$287	$344	$937	$188	$33	$3,869

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In Thousands)
March 31, 2016:
Allowance for loan losses:
Beginning balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	1	-	-	1
Provision(benefit)	2	94	(38)	(8)	110	17	(46)	131
Ending balance	$1,067	$800	$286	$323	$509	$174	$1	$3,160

The following tables set forth information regarding loans and the allowance for loan losses by portfolio segment as of March 31, 2017 and December 31, 2016:

	Real Estate:
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
	(In Thousands)
March 31, 2017:
Allowance for loan losses
Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$85	$-	$-	$85
Ending balance: Collectively evaluated for impairment	1,050	1,030	287	344	852	188	33	3,784
Total allowance for loan losses ending balance	$1,050	$1,030	$287	$344	$937	$188	$33	$3,869

Loans:
Ending balance: Individually evaluated for impairment	$-	$1,150	$222	$-	431	$-	$-	$1,803
Ending balance: Collectively evaluated for impairment	144,130	88,599	20,403	48,508	71,245	30,982	-	403,867
Total loans ending balance	$144,130	$89,749	$20,625	$48,508	$71,676	$30,982	$-	$405,670

	Real Estate:
			Construction and		Commercial
	Residential	Commercial	Land Development	Home Equity	& Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2016:
Allowance for loan losses:
Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$1	$-	$-	$1
Ending balance: Collectively evaluated for impairment	1,057	1,044	212	346	823	249	21	3,752
Total allowance for loan losses ending balance	$1,057	$1,044	$212	$346	$824	$249	$21	$3,753

Loans:
Ending balance: Individually evaluated for impairment	$-	$1,150	$222	$-	$415	$-	$-	$1,787
Ending balance: Collectively evaluated for impairment	143,212	87,212	18,670	48,876	73,054	34,911	-	405,935
Total loans ending balance	$143,212	$88,362	$18,892	$48,876	$73,469	$34,911	$-	$407,722

The following tables present the Company’s loans by risk rating as of March 31, 2017 and December 31, 2016:

	Real Estate
			Construction
			and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Total
	(In Thousands)
March 31, 2017:
Grade:
Pass	$-	$81,273	$17,293	$-	$69,925	$-	$168,491
Special mention	-	5,847	-	-	574	-	6,421
Substandard	1,345	2,629	222	217	1,177	-	5,590
Loans not formally rated	142,785	-	3,110	48,291	-	30,982	225,168
Total	$144,130	$89,749	$20,625	$48,508	$71,676	$30,982	$405,670

December 31, 2016:
Grade:
Pass	$-	$79,800	$15,738	$-	$71,939	$-	$167,477
Special mention	-	5,900	-	-	324	-	6,224
Substandard	1,947	2,662	222	319	1,206	-	6,356
Loans not formally rated	141,265	-	2,932	48,557	-	34,911	227,665
Total	$143,212	$88,362	$18,892	$48,876	$73,469	$34,911	$407,722

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

The Company utilizes a risk rating grading matrix to assign a risk grade to each of its commercial loans. Loans are graded on a scale of 1 to 7. A “Pass” is defined as risk rating 1 through 3.75. A description of each rating class is as follows:

Risk Rating 1 (Superior) - This risk rating is assigned to loans secured by cash.

Risk Rating 2 (Good) – This risk rating is assigned to borrowers of high credit quality who have primary and secondary sources of repayment that are well-defined and fully confirmed.

Risk Rating 3 (Satisfactory) - This risk rating is assigned to borrowers who are fully responsible for the loan or credit commitment, which has primary and secondary sources of repayment that are well-defined and adequately confirmed. Most credit factors are favorable, and the credit exposure is managed through normal monitoring.

Risk Rating 3.5 (Bankable with Care) - This risk rating is assigned to borrowers who are fully responsible for the loan or credit commitment and the secondary sources of repayment are weak. These loans may require more than the average amount of attention from the relationship manager.

Risk Rating 3.75 (Technically Deficient) - Loans in this category have all of the attributes in risk ratings 1, 2, 3, or 3.5. However, the borrower is technically in default due to the lack of current financial statements and/or other required financial information.

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

Risk Rating 5 (Substandard - Accrual) – This risk rating is assigned to borrowers who may not have adequate cash flow or collateral to satisfy their loan obligations as originally defined in their loan agreement. Substandard loans may be placed on nonaccrual status if the conditions described above are generally met.

Risk Rating 5.5 (Substandard - Non-Accrual) - Loans in this category have all the characteristics of risk rating 5 (Substandard – Accrual), but the loan is past due over 90 days. This category includes non-accrual loans and loans where the Bank has initiated action to foreclose on any pledged or available collateral or where such foreclosure is imminent.

Risk Rating 6 (Doubtful) – This risk rating is assigned to a borrower or a portion of a borrower’s loan with which the Company is no longer certain of its collectability. A specific reserve allocation is assigned to this portion of the loan.

Risk Rating 7 (Loss) – This risk rating is assigned to loans that have been charged off or the portion of the loan that has been charged off. “Loss” does not imply that the loan, or a portion of the loan, will never be repaid nor does it imply that there has been a forgiveness of debt.

Loans not formally rated include residential, home equity and consumer loans. As of March 31, 2017, $222.1 million of the total residential, home equity and consumer loan portfolio of $223.6 million was not formally rated. As of December 31, 2016, $227.7 million of the total residential, home equity and consumer loan portfolio of $229.9 million was not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. Total non-accrual and delinquent loans as of March 31, 2017 were 0.99% of total loans outstanding compared to 1.07% of total loans outstanding on December 31, 2016. The Company’s allowance for loan losses at March 31, 2017 was 0.95% of total loans compared to 0.92% of total loans as of December 31, 2016.

An age analysis of past-due loans, segregated by class of loans, as of March 31, 2017 and December 31, 2016 is as follows:

							90 Days
			90 Days				or More
			or More	Total	Total	Total	Past Due	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Past Due	Current	Loans	and Accruing	Loans
	(In Thousands)
March 31, 2017:
Real estate:
Residential	$257	$-	$1,156	$1,413	$142,717	$144,130	$-	$1,494
Commercial	-	-	1,150	1,150	79,784	80,934	-	1,150
Municipal	-	-	-	-	8,815	8,815	-	-
Construction and land development	-	-	222	222	20,403	20,625	-	222
Home equity	87	77	70	234	48,274	48,508	-	216
Commercial and industrial	-	-	432	432	66,130	66,562	-	432
Municipal	-	-	-	-	5,114	5,114	-	-
Consumer	125	34	28	187	30,795	30,982	-	28
Total	$469	$111	$3,058	$3,638	$402,032	$405,670	$-	$3,542

December 31, 2016:
Real estate:
Residential	$-	$297	$1,811	$2,108	$141,104	$143,212	$-	$1,947
Commercial	-	-	1,150	1,150	78,479	79,629	-	1,150
Municipal	-	-	-	-	8,733	8,733	-	-
Construction and land development	-	-	222	222	18,670	18,892	-	222
Home equity	-	219	169	388	48,488	48,876	-	248
Commercial and industrial	767	42	415	1,224	68,030	69,254	-	415
Municipal	-	-	-	-	4,215	4,215	-	-
Consumer	114	43	1	158	34,753	34,911	-	70
Total	$881	$601	$3,768	$5,250	$402,472	$407,722	$-	$4,052

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 for which the company has measured impairment on a loan-by-loan basis is as follows as of and for the three months ended March 31, 2017 and the year ended December 31, 2016:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
March 31, 2017:
With no related allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	-	-	-	-	-
Residential and commercial construction and land development	222	222	-	222	2
Home equity	-	-	-	-	-
Commercial and industrial	175	175	-	175	-
Total impaired with no related allowance	$397	$397	$-	$397	$2

With an allowance recorded:
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	1,150	1,150	-	1,150	-
Residential and commercial construction and land development	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial and industrial	256	256	85	272	-
Total impaired with an allowance recorded	$1,406	$1,406	$85	$1,422	$-

Total
Real Estate:
Residential	$-	$-	$-	$-	$-
Commercial	1,150	1,150	-	1,150	-
Residential and commercial construction and land development	222	222	-	222	2
Home equity	-	-	-	-	-
Commercial and industrial	431	431	85	447	-
Total impaired loans	$1,803	$1,803	$85	$1,819	$2

December 31, 2016:
With no related allowance recorded:
Real Estate:
Commercial	$1,150	$1,150	$-	$3,029	$272
Residential & commercial construction and land development	222	222	-	222	4
Commercial and industrial	134	134	-	135	4
Total impaired with no related allowance	$1,506	$1,506	$-	$3,386	$280

With an allowance recorded:
Real Estate:
Commercial	$-	$-	$-	$-	$-
Residential & commercial construction and land development	-	-	-	-	-
Commercial and industrial	281	281	1	321	-
Total impaired with an allowance recorded	$281	$281	$1	$321	$-

Total
Real Estate:
Commercial	$1,150	$1,150	$-	$3,029	$272
Residential & commercial construction and land development	222	222	-	222	4
Commercial and industrial	415	415	1	456	4
Total impaired loans	$1,787	$1,787	$1	$3,707	$280

The Bank’s TDRs are determined by management. TDRs may include all accrued interest, late charges, title and recording fees, and attorneys’ fees being added back to the pre-modification balance. In addition, rates and terms of the loans may have changed. There were no loans modified as a troubled debt restructuring during the three months ended March 31, 2017.

As of March 31, 2017, there was one foreclosed residential real estate property held by the Company. There were four consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure according to local requirements of the applicable jurisdiction at March 31, 2017. The aggregate balance of the four loans in the process of foreclosure is approximately $879 thousand at March 31, 2017.

There was one loan modified as a TDR during the year ended December 31, 2016. The loan, with a principal balance of $179 thousand, was extended to reduce the risk of the borrower defaulting on outstanding loans held by the borrower’s business interests. The loan was deemed uncollectible and charged off prior to December 31, 2016.

The balance of mortgage servicing rights (net) included in other assets at March 31, 2017 and December 31, 2016 was $2.0 million. Mortgage servicing rights of $141 thousand and $163 thousand were capitalized for the three months ended March 31, 2017 and March 31, 2016, respectively. Amortization of mortgage servicing rights was $207 thousand and $166 thousand for the three months ended March 31, 2017 and March 31, 2016, respectively. The fair value of these rights was $2.5 million and $2.4 million as of March 31, 2017 and 2016, respectively.

The Company includes capitalized mortgage servicing rights in gains on sales of mortgages, net on the consolidated statements of income. The total recognized gains on sales of mortgages, net (net of costs, including direct and indirect origination costs), were $223 thousand and $207 thousand for the three months ended March 31, 2017 and 2016, respectively.

The significant amounts included in mortgage loan servicing activities, net on the consolidated statements of income for the three months ended March 31, 2017 were $192 thousand of servicing fee income, amortization of mortgage servicing rights of ($207) thousand, and a decrease in the valuation allowance of $33 thousand.

The significant amounts included in mortgage loan servicing activities, net on the consolidated statements of income for the three months ended March 31, 2016 were $146 thousand of servicing fee income, amortization of mortgage servicing rights of ($166) thousand, and an increase in the valuation allowance of ($193) thousand

The following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the three months ended March 31:

	2017	2016
	(In Thousands)
Balance, beginning of year	$206	$20
Additions	-	193
Reductions	(33)	-
Balance, end of year	$173	$213

.Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $312.5 million and $303.4 million as of March 31, 2017 and December 31, 2016, respectively.

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consist of funds borrowed from customers on a short-term basis secured by portions of the Company's investment portfolio. The securities that were sold have been accounted for not as sales but as borrowings. The securities consisted of debt securities issued by the U.S. Treasury and other U.S. government sponsored enterprises, corporations and agencies as well as states and municipalities. The securities were held in safekeeping by Morgan Stanley, under the control of the Company. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. The agreements generally mature within three months from date of issue.

NOTE 9 – OTHER COMPREHENSIVE INCOME

The following tables present the reclassification disclosure for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	( In Thousands)
Net change in unrealized holding gain/loss on securities available-for-sale	$182	$966
Reclassification adjustment for realized losses (gains) in net income (1)	1	(47)
Other comprehensive income before tax	183	919
Income tax expense	(63)	(314)
Other comprehensive income, net of tax	$120	$605

(1)

Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in (loss) gain on sales and writedowns of available-for-sale securities, net, the tax expense amount is included in income tax provision (benefit), and the after tax amount is included in net income.

Accumulated other comprehensive loss as of March 31, 2017 and December 31, 2016 consists entirely of net unrealized loss on available-for-sale securities, net of taxes.

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

●

In 2016, the Financial Accounting Standards Board (the "FASB") released a new standard on determining the amount of allowance for credit losses which will become effective for the Company for reporting periods beginning on or after January 1, 2020. The new credit loss model will be a significant change from the standard in place today, as it requires the allowance for credit losses to be calculated based on current expected credit loss (commonly referred to as the "CECL model") rather than losses inherent in the portfolio as of a point in time. This new standard may have a material impact on the Company's allowance for loan losses and total retained earnings in the period of adoption.

●	restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals;

●

legislative and regulatory changes (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject the Company to additional regulatory oversight, which may result in increased compliance costs and/or require the Company to change its business model;

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

As a result of these and a wide variety of other uncertainties, many of which are beyond the Company’s control, the Company’s actual future results may be materially different from the results indicated by these forward-looking statements.

Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the consolidated financial statements of the Company for the three months ended March 31, 2017. All adjustments that, in the opinion of management, are necessary in order to make the consolidated financial statements for the three months ended March 31, 2017 not misleading have been made.

The Company’s only business is its investment in The Simsbury Bank & Trust Company, Inc. (the “Bank”), which is a community-oriented financial institution that provides a variety of banking and investment services. The Bank offers a full range of banking services, including commercial loans, real estate term loans, construction loans, Small Business Administration ("SBA") loans and a variety of consumer loans; checking, savings, and money market deposit accounts and certificates of deposit; and safe deposit and other customary non-deposit banking services to consumers and businesses in north central Connecticut. Through a network of loan originators, the Bank also offers 1-4 family residential mortgages throughout southern New England.

The Bank’s main office and its corporate offices are located in the town of Simsbury, Connecticut. The Bank has branch offices in the towns of Granby, Avon, Bloomfield, and West Hartford, Connecticut. The full service West Hartford branch was opened in April of 2016 after the bank received regulatory approval from the Connecticut Department of Banking and the Federal Deposit Insurance Corporation ("FDIC") in 2015 to open this branch. The Bank also maintains a mortgage center in Glastonbury, Connecticut. Services to the Bank’s customers are also provided through SBT Online Internet banking. The Bank’s customer base consists primarily of individual customers and small businesses in north central Connecticut. The Bank has in excess of 21,000 deposit accounts.

The Bank offers investment products and services to customers through SBT Investment Services, Inc., a wholly-owned subsidiary of the Bank, which has an affiliation with the securities broker/dealer, LPL Financial LLC.

Disclosure of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. One of these significant policies relates to the determination of the allowance for loan losses. See the heading “Provision for Loan Losses” below for further details about the Bank’s current provision.

Overview

For the three months ended March 31, 2017, net income amounted to $502 thousand, or $0.37 per diluted share. This compares to net income of $206 thousand, or $0.15 per diluted share, for the three months ended March 31, 2016. Total assets as of March 31, 2017 were $506 million compared to $510 million as of December 31, 2016.

Key financial highlights for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 include total asset growth since March 31, 2016 of $55.2 million or 12.3%, and net loan growth of $59.5 million or 17.3% over the last 12 months. Deposits increased in the same 12 month period by $43.8 million primarily due to a $24.3 million increase in savings and NOW accounts, a $12.4 million increase in time deposits, and an increase in demand deposits of $7.1 million. When compared to December 31, 2016, net loans declined $2.2 million or 0.54% for the three months ended March 31, 2017. When compared to December 31, 2016, deposits increased $13.3 million, or 3.2% for the three months ended March 31, 2017.

For the first quarter of 2017, the Company’s basic and diluted earnings per share were $0.37, an increase of $0.22 per share compared to basic and diluted earnings per share of $0.15 for the first quarter of 2016. Non-accrual loans decreased to $3.5 million as of March 31, 2017, which was 0.87% of total loans as of such date, from $3.8 million, or 1.1% of total loans, a year ago. Total non-accrual and delinquent loans decreased to 0.99% of total loans outstanding as of March 31, 2017 from 1.8% of total loans outstanding as of March 31, 2016. The Company’s allowance for loan losses was 0.95% of total loans at March 31, 2017.

Total deposits as of March 31, 2017 were $427 million, an increase of $44 million, or 11.4%, from total deposits of $383 million a year ago. At March 31, 2017, 30% of total deposits were in non-interest bearing demand accounts, 54% were in low-cost savings and NOW accounts, and 16% were in time deposits. At March 31, 2017, the Company had approximately 21,651 deposit accounts compared to 20,819 deposit accounts at March 31, 2016.

At March 31, 2017, total gross loans were $407 million compared to $345 million a year ago. Commercial loans grew by $41.0 million, or 29.7%, residential mortgage loans increased by $5.9 million, or 4.3%, and consumer loans grew by $9.5 million,or 44.1%, primarily due to the purchase of two pools of refinanced student loans in the second and third quarters of 2016.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $4.2 million in the first quarter of 2017 compared to $3.6 million a year ago due to an increase in interest income on loans of $583 thousand and an increase in revenue from mortgage loan servicing activities of $232 thousand, which were partially offset by an increase in deposit interest expense of $106 thousand.

The Company’s year-to-date 2017 taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 2.99% for the first quarter of 2017 as compared to 3.06% for the comparable 2016 period. The Company’s yield on earning assets increased 4 basis points to 3.38% while the cost of funds increased 14 basis points to 0.55% for the three months ended March 31, 2017 compared to the same period of 2016. The increase in cost of funds is primarily related to interest on savings and time deposits and the subordinated debt issued by the Company in 2015.

Total noninterest expenses for the first quarter of 2017 were $3.3 million, which was an increase of $15 thousand from the corresponding 2016 period primarily due to increases of $116 thousand in professional fees and a $49 thousand increase in FDIC assessment. These increases were partially offset by decreases in salaries and employee benefits of $137 thousand and a decrease in other expenses of $29 thousand.

Capital levels for the Bank on March 31, 2017 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios
	March 31, 2017
	The Simsbury Bank
	and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.38%	5.00%
Tier 1 Risk-Based Capital Ratio	10.85%	8.00%
Common Equity Tier 1 Risk-Based Capital Ratio	10.85%	6.50%
Total Risk-Based Capital Ratio	11.96%	10.00%

At March 31, 2017, the capital ratios of the Bank exceeded the minimum Basel III capital requirements. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized.” It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well- capitalized institution. The Bank’s capital requirements are fully described in the “Capital Requirements” section under the heading “Financial Condition” in this Form 10-Q.

Results of Operations

Net Interest Income and Net Interest Margin

The Company’s earnings depend largely upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, including interest paid on deposits and borrowings. This difference is “net interest income.” The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets. The Company’s net interest income is affected by changes in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net yield on interest-earning assets is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are, in turn, affected by general economic conditions and other factors beyond the Company’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Bank ("FRB").

On a tax equivalent basis, net interest and dividend income after provision for loan losses plus noninterest income was $4.0 million for the quarter ended March 31, 2017 compared to $3.6 million for the quarter ended March 31, 2016. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, decreased to 2.99% for the quarter ended March 31, 2017 from 3.06% for the quarter ended March 31, 2016. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.83% for the quarter ended March 31, 2017 from 2.93% for the quarter ended March 31, 2016. The Company’s cost of deposits and borrowings increased to 0.55% for the quarter ended March 31, 2017 from 0.41% for the quarter ended March 31, 2016.

The following tables summarize the Company’s average balances, interest, average yields and net interest margin on a tax-equivalent basis:

NET INTEREST INCOME

(Dollars in thousands)

	For the Quarter Ended 03/31/17			For the Quarter Ended 3/31/16

	Average Balance (1)	Interest	Yield	Average Balance (1)	Interest	Yield
Federal funds sold & overnight deposits	$11,313	$25	0.88%	$12,165	$18	0.59%

Certificates of deposit	1,250	5	1.60%	1,338	5	1.49%
Investments (2)	61,911	373	2.41%	74,403	427	2.30%

Mortgage loans	149,421	1,271	3.40%	141,968	1,245	3.51%
Commercial loans	181,317	1,805	3.98%	129,307	1,373	4.25%
Consumer loans	81,887	635	3.10%	66,968	490	2.93%
Total loans (2)	412,625	3,711	3.60%	338,243	3,108	3.68%

Total interest-earning assets (2)	487,099	$4,114	3.38%	426,149	$3,558	3.34%
Non-interest earning assets	23,382			20,737
Total Assets	$510,481			$446,886

NOW deposits	$48,048	$11	0.09%	$41,283	$9	0.09%
Savings deposits	180,305	108	0.24%	159,673	58	0.15%
Certificates of deposit	67,042	146	0.87%	56,352	92	0.65%
Total interest bearing deposits	295,395	265	0.36%	257,308	159	0.25%

Securities sold under agreements to repurchase	2,532	2	0.32%	1,915	1	0.21%
Long-term subordinated debt	7,254	134	7.39%	7,227	107	5.92%
Federal Home Loan Bank advances	38,265	69	0.72%	25,857	32	0.50%

Total interest-bearing liabilities	343,446	$470	0.55%	292,307	$299	0.41%
Non-interest bearing liabilities	136,076			124,491
Total Liabilities	479,522			416,798

Common stockholders' equity	30,959			30,088
Total stockholder equity	30,959			30,088
Total liabilities and stockholders' equity	$510,481			$446,886

Tax Equivalent net interest income		$3,644			$3,259
Less: tax equivalent adjustments		$(88)			$(70)
Net interest income		$3,556			$3,189
Net interest spread			2.83%			2.93%
Net interest margin			2.99%			3.06%

(1)	Average balances presented are daily average balances.
(2)	On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $88 thousand in 2017 and $70 thousand in 2016. Loan balances contain the book value carrying amount of non-accrual loans.

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

	Three months ended March 31,
	2017 vs. 2016
	Increase (decrease) due to:
	Rate	Volume	Total

Interest on interest-bearing assets:
Federal funds sold & overnight deposits	$9	$(2)	$7
Certificates of deposit	-	-	-
Investments	21	(75)	(54)
Mortgage loans	(37)	63	26
Commercial loans	(86)	518	432
Consumer loans	29	116	145
Total interest income	(64)	620	556

Interest on interest-bearing liabilities:
NOW deposits	-	2	2
Savings deposits	38	12	50
Certificates of deposit	31	23	54
Securities sold under agreements to repurchase	-	1	1
Subordinated debt	27	-	27
FHLB advances	15	22	37
Total interest expense	111	60	171

Net change in net interest income	$(175)	$560	$385

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical experience, the volume and type of lending conducted by the Company, the amount of non-performing loans, regulatory policies, GAAP, general economic conditions, and other factors related to the collectability of loans in the Company’s portfolio.

The Company recorded a $250 thousand provision for loan losses for the three months ended March 31, 2017 compared to $131 thousand for the three months ended March 31, 2016, an increase of $119 thousand. The provision for the three months ended March 31, 2017 was mainly driven by the charge-off of a residential loan relationship and the addition of a specific reserve of $84 thousand on a commercial loan, deemed impaired.

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines. The total allowance for loan losses at March 31, 2017 was $3.9 million or 0.95% of outstanding loans compared to $3.8 million or 0.92% of outstanding loans as of December 31, 2016. The Company recorded a partial charge-off of one loan in the amount of $135 thousand in the first quarter of 2017 and did not charge off any loans in the first quarter of 2016. During the first quarter of 2017, the Company had five recoveries totaling $2 thousand compared to four recoveries totaling $1 thousand for the first quarter of 2016. Management believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

Total noninterest income (which is derived mainly from service and overdraft charges and mortgage banking activities) for the three months ended March 31, 2017 was $634 thousand compared to $459 thousand for the same period in the prior year. The increase was mainly due to an increase in mortgage loan servicing activities, net, in the amount of $232 thousand, primarily driven by a $185 thousand impairnment charge on the mortgage servicing asset in the three months ended March 31, 2016 that negatively impacted noninterest income last year and increased fees on loan servicing. The increase was partially offset by a $48 thousand decrease in gain on available-for-sale securities and a $44 thousand decrease in other service charges and fees.

Total noninterest expense for the three months ended March 31, 2017 was unchanged at $3.3 million when compared to the same period in the prior year. The ratio of annualized operating expenses to average assets was 2.6% for the first quarter of 2017 compared to 3.0% for the first quarter of 2016. Salaries and employee benefits for the three months ended March 31, 2017 decreased $137 thousand when compared to the three months ended March 31, 2016, primarily driven by lower incentive compensation and lower full time equivalent employees. Professional fees increased $116 thousand for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016, primarily driven by consulting expenses related to corporate initiatives. FDIC assessment increased $49 thousand for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016, primarily dirven by higher loan balances and a change in the assessment formula adopted by the FDIC in the fourth quarter of 2016.

Salaries and employee benefits comprised approximately 51% of total noninterest expense for the three months ended March 31, 2017, compared to 55% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 11% of noninterest expense for each of the three months ended March 31, 2017 and 2016, and data processing fees, which comprised 6.9% of noninterest expense for the first quarter of 2017 compared to 6.4% of noninterest expenses for the same period in 2016. Advertising and promotions and equipment expenses each remained relatively constant in the 3% to 3.5% range for each of the three months ended March 31, 2017 and 2016.

Income Taxes

The effective income tax rate for the three months ended March 31, 2017 and 2016 was 17.4% and (3.51%), respectively. The Company realized a tax benefit in the first quarter of 2016 as its core earnings were lower in relation to tax exempt income, thereby creating a tax benefit. Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company no longer incurs state income tax liability, except for the minimum tax, since the PIC’s earnings, net of certain allocated expenses, are exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair value of investments in available-for-sale securities as of March 31, 2017 was $59.7 million, which was 1.0% below amortized cost, compared to $58.7 million, which was 1.4% below amortized cost, as of December 31, 2016. The Company has the intent and ability to hold debt securities until maturity or for the foreseeable future if classified as available-for-sale.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.” ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company’s investment portfolio on an ongoing basis. As of March 31, 2017, there were $143 thousand in investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At March 31, 2017, the Company had 44 securities with a carrying value totaling $14.5 million that were pledged for such purposes. At December 31, 2016, the Company had 33 securities with a carrying value totaling $13.6 million that were pledged for such purposes.

As of March 31, 2017 and December 31, 2016, the Company’s investment portfolio consisted of U.S. government and agency securities, state and municipal securities, mortgage-backed securities and one SBA loan pool. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of the end of the first quarter of 2017 was comprised of approximately 56% mortgage and consumer loans and 44% commercial loans. The Company does not have any concentrations in its loan portfolio by industry or group of industries.

There were approximately $147.2 million of gross residential mortgage loans as of March 31, 2017 compared to $146.1 million at December 31, 2016. The Company sold sixty-nine (69) loans during the three months ended March 31, 2017 with an aggregate principal balance of $16.5 million, which resulted in an aggregate gain on sales of these loans of $223 thousand. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At March 31, 2017, the Company had consumer and home equity loan balances of approximately $379.5 million, representing a 5.1% decrease from the consumer and home equity loan balances at December 31, 2016. As of March 31, 2017, the Company had approximately $15.3 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $17.9 million in auto loans purchased from BCI on its books as of December 31, 2016. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI. As part of the agreement, BCI services the loans for the Company. The Company had approximately $14.2 million in purchased student loans on its books as of March 31, 2017 compared to $16.1 million on its books as of December 31, 2016.

At March 31, 2017, commercial and industrial loans totaled $66.6 million compared to $69.3 million at December 31, 2016. The Company’s commercial and industrial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

The March 31, 2017 gross balance for municipal and commercial real estate loans, including construction loans, was $107.2 million, a 2.8% increase from the gross loan balance for municipal and commercial real estate loans at December 31, 2016. The Company’s construction loans are primarily interim loans made by the Company to finance the construction of commercial and single-family residential property. These loans are typically short-term. The Company generally pre-qualifies construction loan borrowers for permanent “take-out” financing as a condition to making the construction loan. The Company will also occasionally make loans for speculative housing construction or for acquisition and development of raw land.

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

The Company offers both fixed and floating interest rate loans. Maturities on such loans typically range from five to thirty years. The Company has been designated as an approved SBA lender. The Company’s SBA loans are categorized as commercial or real estate, depending on the underlying collateral. In addition, the Company has been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank’s capital and reserves. Credit equaling an additional 10% of the Bank’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral. As of March 31, 2017, the Bank’s lending limits were $6.2 million and $10.4 million, respectively. As of December 31, 2016, these lending limits were $6.2 million and $10.3 million, respectively. The Bank sells participations in its loans when necessary to stay within its lending limits.

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Company had 20 non-accrual loans at March 31, 2017 with an aggregate balance of $3.5 million compared to 17 non-accrual loans at December 31, 2016 with an aggregate balance of $4.1 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the fair value less estimated costs to sell. The Company had one OREO property at March 31, 2017 totaling $570 thousand. The Company charged off approximately $134 thousand against the allowance for loan losses to record the OREO at fair value less estimated costs to sell.

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

The Company has an internal review process to verify credit quality and risk classifications. In addition, the Company maintains a program of annual review of certain new and renewed loans by an outside loan review consultant. Loans are graded from “pass” to “loss” depending on credit quality, with “pass” representing loans that are fully satisfactory as additions to the Company’s portfolio. These are loans which involve a degree of risk that is not unwarranted given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment. Classified loans identified in the review process are added to the Company’s internal watch list and an allowance for credit losses is established for such loans, if appropriate. Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking, at which times a further review of loans is conducted.

The Company had criticized and classified loans with an aggregate outstanding balance of $11.2 million as of March 31, 2017, compared to $12.6 million as of December 31, 2016. The Company had no exposure to sub-prime loans in its loan portfolio as of March 31, 2017 and December 31, 2016. The Company’s allowance for loan losses was 0.95% of outstanding loans as of March 31, 2017.

The Company maintains an allowance for loan losses to cover potential losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the allowance, while all recoveries are credited to the allowance. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: the results of the Company’s internal loan review, any external loan review and any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, any known impairment in the borrower’s ability to repay, qualitative risk factors, and present and prospective economic conditions.

Deposits

Deposits are the Company’s primary source of funds. At March 31, 2017, the Company had a deposit mix of 42.9% checking, 41.3% savings and 15.8% certificates of deposit. The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2016, the deposit mix was 45.0% checking, 38.9% savings, and 16.1% certificates of deposit. At March 31, 2017, 31% of the total deposits of $427 million were non-interest-bearing compared to 32% of the Company’s total deposits of $414 million that were non-interest-bearing at December 31, 2016. As of March 31, 2017 and December 31, 2016, the Company had $55.0 million and $43.2 million, respectively, in municipal deposits.

The Company’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry. The Company’s business is not seasonal in nature. The Company accepts deposits in excess of $250 thousand from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) program, the Bank had brokered deposits of $1.5 million as of March 31, 2017 which was unchanged from December 31, 2016.

Borrowings

As of March 31, 2017, the Company had $36.3 million in borrowings from the Federal Home Loan Bank of Boston ("FHLBB") on its balance sheet compared to $54.1 million in outstanding borrowings from the FHLBB as of December 31, 2016.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

On September 30, 2015 the Company entered into a Subordinated Loan Agreement with Community Funding CLO, Ltd. pursuant to which the Company issued an unsecured subordinated term note in the aggregate principal amount of $7.5 million due October 1, 2025 to Community Funding CLO, Ltd. The closing date of the issuance of the subordinated note occurred on October 15th, 2015. The Company received net proceeds of approximately $7.2 million from the issuance of the subordinated note.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities. One method the Bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits currently in effect, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of March 31, 2017 and December 31, 2016, the Company had $1.5 million of deposits in the CDARS network.

Liquidity of a financial institution, such as a bank, is measured based on its ability to have liquid assets sufficient to meet its short-term obligations. The net sum of liquid assets less anticipated current obligations represents the basic liquidity surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of March 31, 2017, the Company held $13.3 million in cash and cash equivalents and certificates of deposit, net of required FRB reserves of $8.6 million, and $40.2 million in available-for-sale securities, net of pledged investments of $19.5 million, for total liquid assets of $53.5 million. As of December 31, 2016, the Company held $15.3 million in cash and cash equivalents and certificates of deposit, net of required FRB reserves of $6.9 million, and $45.4 million in available-for-sale securities, net of pledged investments of $13.3 million, for total liquid assets of $60.7 million. As of March 31, 2017, the Company’s anticipated short-term liability obligations were $90.2 million, which resulted in a basic liquidity deficit of $36.7 million that represented 7.3% of total assets. As of December 31, 2016, the Company’s anticipated short-term liability obligations were $104.9 million, which resulted in a basic liquidity shortfall of $44.5 million that represented 8.7% of total assets. The liquidity shortfall does not indicate an inability of the Company to meet its short-term obligations as the Company has borrowing capacity in excess of the amount of the shortfall.

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

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

In December 2010, the Group of Governers and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its "calibrated' capital standards for major banking institutions, referred to as Basel III.

Subsequently, in July 2013, the FRB and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The FRB's and the FDIC's rules apply to all depository institutions and top-tier bank holding companies with total consolidated assets of $500 million or more (this threshold was subsequently increased to $1 billion or more in May 2015) ("banking organizations"). Among other things, the rules established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are required to have a total capital ratio of 8% (unchanged from prior rules) and a Tier 1 leverage ratio of 4% (unchanged from prior rules). The rules also limit a banking organization's ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% (fully phased-in amount effective January 1, 2019) of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Bank on January 1, 2015 (subject to phase-in periods for certain components.). The capital conservation buffer is being phased-in beginning January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assetsand will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. As of January 1, 2017, the Bank was required to maintain a capaital conservation buffer of 1.25%.

With respect to the Bank, the FDIC regulations provide that an institution will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent (ii) has a Tier 1 risk-based capital ratioof at least 8.0 percent, (iii) has a common equity Tier 1 ("CET1")  ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1  ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of well capitalized. An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent (ii) has a Tier 1 risk-based capital ratio of at less than 6.0 percent, (iii) has a CET1  ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent (ii) has a Tier 1 risk-based capital ratio of at less than 4.0 percent, (iii) has a CET1  ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deeemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions will exceed the ratiosto be considered "well capitalized" under the prompt corrective action regulations.

Management believes, as of March 31, 2017 and December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject. In addition, as of March 31, 2017, the Bank exceeded the fully phased-in regulatory requirements for the capital conservation buffer.

As of March 31, 2017 (unaudited) and December 31, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Off Balance Sheet Arrangements

As of March 31, 2017, the Company had in place mandatory commitments to sell approximately $9.3 million of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac). As of December 31, 2016, the Company had in place mandatory commitments to sell approximately $7.4 million of loans secured by 1-to-4 family residential properties to Freddie Mac.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding, other than routine litigation that is incidental to its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon its business, operating results, or financial condition. Moreover, the Company is not a party to any administrative or judicial proceeding, including, but not limited to, proceedings arising under Section 8 of the Federal Deposit Insurance Act.

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

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) of the Company's Form 8-K filed on March 22, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB (SEC File No. 000-51832) filed on May 15, 2006)

10.1	Supplemental Executive Retirement Agreement, adopted as of January 18, 2017, by and between The Simsbury Bank & Trust Company, Inc. and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company;s Form 8-K filed on January 18, 2017)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBT BANCORP, INC.

Date: May 15, 2017	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: May 15, 2017	By:	/s/ Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

3(i).2

Certificate of Amendment to the Certificate of Incorporation of SBT Bancorp, Inc. establishing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 12, 2011)

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) of the Company's Form 8-K filed on March 22, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Company’s Form 10-QSB (SEC File No. 000-51832) filed on May 15, 2006)

10.1	Supplemental Executive Retirement Agreement, adopted as of January 18, 2017, by and between The Simsbury Bank & Trust Company, Inc. and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company;s Form 8-K filed on January 18, 2017)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Taxonomy Extension Definitions Linkbase Document