Form 10-Q
period 2017-06-30
SBT Bancorp, Inc.
filed 2017-08-11
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 26, 2017, the registrant had 1,372,762 shares of its Common Stock, no par value per share, outstanding.

table of contents

SBT Bancorp, Inc. and Subsidiary

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	4

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)	5

	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)	6

	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2017 and 2016 (unaudited)	7

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (unaudited)	8 - 9

	Notes to Unaudited Consolidated Financial Statements	10-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		45

EXHIBIT INDEX		46

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share amounts)

	6/30/17	12/31/16
	(Unaudited)
ASSETS
Cash and due from banks	$11,404	$10,976
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	19,782	9,786
Money market mutual funds	682	95
Federal funds sold	103	150
Cash and cash equivalents	31,971	21,007

Certificates of deposit	1,250	1,250

Investments in available-for-sale securities, at fair value	58,069	58,728
Federal Home Loan Bank stock, at cost	3,663	2,896

Loans held-for-sale	6,473	2,801

Loans	410,268	409,164
Less: allowance for loan losses	3,924	3,753
Loans, net	406,344	405,411

Premises and equipment, net	2,032	1,905
Accrued interest receivable	1,291	1,301
Bank owned life insurance	9,250	9,130
Other assets	5,386	5,570
Total assets	$525,729	$509,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$133,044	$134,341
Savings and NOW deposits	217,216	212,835
Time deposits	67,992	66,588
Total deposits	418,252	413,764

Securities sold under agreements to repurchase	2,651	2,694
Federal Home Loan Bank advances	64,318	54,058
Long-term subordinated debt	7,266	7,252
Other liabilities	1,869	1,944
Total liabilities	494,356	479,712
Stockholders' equity:
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 1,372,823 shares and 1,372,409 shares, respectively, at June 30, 2017 and 1,372,394 shares and 1,371,980 shares, respectively, at December 31, 2016	19,156	19,133
Retained earnings	12,708	12,017
Treasury stock, 414 shares	(7)	(7)
Unearned compensation-restricted stock awards	(225)	(293)
Accumulated other comprehensive loss	(259)	(563)
Total stockholders' equity	31,373	30,287
Total liabilities and stockholders' equity	$525,729	$509,999

See accompanying notes to the unaudited consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for share and per share amounts)

	For the three months ended		For the six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Interest and dividend income:
Interest and fees on loans	$3,814	$3,305	$7,472	$6,380
Investment securities	348	388	691	782
Interest-bearing deposits	24	10	49	28
Total interest and dividend income	4,186	3,703	8,212	7,190
Interest expense:
Interest on deposits	273	188	539	347
Interest on securities sold under agreements to repurchase	2	2	3	3
Interest on Federal Home Loan Bank advances	139	66	208	98
Interest on long-term subordinated debt	135	135	269	242
Total interest expense	549	391	1,019	690
Net interest and dividend income	3,637	3,312	7,193	6,500

Provision for loan losses	85	170	335	301

Net interest and dividend income after provision for loan losses	3,552	3,142	6,858	6,199
Noninterest income:
Service charges on deposit accounts	91	91	183	181
(Loss) gain on sales of available-for-sale securities, net	(1)	23	(2)	70
Other service charges and fees	232	208	421	440
Increase in cash surrender value of life insurance policies	59	62	120	113
Mortgage banking activities, net	296	257	538	251
Investment services fees and commissions	45	52	74	79
Other income	49	11	72	29
Total noninterest income	771	704	1,406	1,163
Noninterest expense:
Salaries and employee benefits	1,747	1,921	3,440	3,752
Occupancy expense	362	390	745	760
Equipment expense	121	113	230	206
Advertising and promotions	203	187	305	294
Forms and supplies	30	35	56	74
Professional fees	198	119	398	203
Directors’ fees	52	54	111	107
Correspondent charges	82	73	148	146
FDIC assessment	108	91	218	153
Data processing	225	197	454	409
Internet banking costs	47	93	91	145
Other expenses	412	323	724	663
Total noninterest expense	3,587	3,596	6,920	6,912
Income before income taxes	736	250	1,344	450
Income tax provision (benefit)	168	(1)	274	(7)
Net income	$568	$251	$1,070	$457
Net income available to common stockholders	$568	$251	$1,070	$457
Weighted average shares outstanding, basic	1,359,033	1,351,924	1,358,590	1,350,247
Earnings per common share, basic	$0.42	$0.19	$0.79	$0.34
Weighted average shares outstanding, assuming dilution	1,362,532	1,352,239	1,361,341	1,351,365
Earnings per common share, assuming dilution	$0.42	$0.19	$0.79	$0.34

Dividends declared per common share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to the unaudited consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$568	$251	$1,070	$457
Other comprehensive income net of tax:
Net change in unrealized holding gain/loss on securities available-for-sale	278	488	461	1,455
Reclassification adjustment for realized gains in net income	-	(21)	-	(69)
Other comprehensive income, before tax	278	467	461	1,386
Income tax expense	(94)	(159)	(157)	(473)
Other comprehensive income, net of tax	184	308	304	913
Comprehensive income	$752	$559	$1,374	$1,370

See accompanying notes to the unaudited consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (Unaudited)
(Dollars in thousands)

				Unearned	Accumulated
				Compensation-	Other
	Common	Retained	Treasury	Restricted	Comprehensive
	Stock	Earnings	Stock	Stock Awards	(Loss) Income	Total
Balance, December 31, 2015	$18,856	$11,288	$(7)	$(206)	$(189)	$29,742
Net income	-	457	-	-	-	457
Other comprehensive income, net of tax	-	-	-	-	913	913
Stock-based compensation	10	-	-	67	-	77
Forfeited restricted stock awards	(12)	-	-	12	-	-
Common stock issued	19	-	-	-	-	19
Dividends declared on common stock ($.28 per share)	-	(377)	-	-	-	(377)
Balance June 30, 2016	$18,873	$11,368	$(7)	$(127)	$724	$30,831

Balance, December 31, 2016	$19,133	$12,017	$(7)	$(293)	$(563)	$30,287
Net income	-	1,070	-	-	-	1,070
Other comprehensive income, net of tax	-	-	-	-	304	304
Stock-based compensation	4	-	-	68	-	72
Common stock issued	19	1	-	-	-	20
Dividends declared on common stock ($.28 per share)	-	(380)	-	-	-	(380)
Balance, June 30, 2017	$19,156	$12,708	$(7)	$(225)	$(259)	$31,373

See accompanying notes to the unaudited consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/2017	6/30/2016
Cash flows from operating activities:
Net income	$1,070	$457
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of securities, net	164	178
Loss (gain) on available-for-sale securities, net of writedowns	2	(70)
Change in deferred origination costs, net	58	(93)
Provision for loan losses	335	301
Loans originated for sale	(43,383)	(40,966)
Proceeds from sales of loans originated for sale	40,160	36,863
Gain on sales of loans	(449)	(524)
Loss on sale of other real estate owned	13	-
Depreciation and amortization	208	188
Amortization of long-term subordinated debt issuance costs	14	14
Decrease (increase) in other assets	261	(195)
Decrease (increase) in interest receivable	10	(88)
Increase in taxes receivable	(234)	(151)
Increase in cash surrender value of bank owned life insurance	(120)	(113)
Stock-based compensation	72	77
(Decrease) increase in other liabilities	(94)	114
Increase (decrease) in interest payable	19	(53)

Net cash used in operating activities	(1,894)	(4,061)

Cash flows from investing activities:
Purchases of certificates of deposit	-	(250)
Purchases of available-for-sale securities	(2,772)	(6,103)
Proceeds from maturities of available-for-sale securities	3,726	9,078
Proceeds from sales of available-for-sale securities	-	966
Purchases of Federal Home Loan Bank stock	(1,618)	(1,772)
Redemption of Federal Home Loan Bank stock	851	456
Loan originations and principal collections, net	(1,906)	(17,711)
Loans purchased	-	(25,748)
Recoveries of loans previously charged off	10	5
Proceeds from sale of other real estate owned	557	-
Purchase of bank owned life insurance	-	(1,500)
Capital expenditures	(335)	(846)

Net cash used in investing activities	(1,487)	(43,425)

SBT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)

(continued)

	For the six months ended
	6/30/2017	6/30/2016

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	3,084	(220)
Net increase in time deposits	1,404	5,406
Net (decrease) increase in securities sold under agreements to repurchase	(43)	933
Net change in short-term Federal Home Loan Bank (FHLB) advances	10,000	32,500
Proceeds from long-term FHLB advances	260	-
Proceeds from issuance of common stock	20	19
Increase in subordinated debt issuance fees	-	(7)
Dividends paid - common stock	(380)	(377)

Net cash provided by financing activities	14,345	38,254

Net increase (decrease) in cash and cash equivalents	10,964	(9,232)
Cash and cash equivalents at beginning of period	21,007	28,890
Cash and cash equivalents at end of period	$31,971	$19,658

Supplemental disclosures of cash flow information:
Interest paid	$986	$464
Income taxes paid	509	144
Supplemental disclosures of non-cash transactions:
Loans transferred to other real estate owned	570	-

See accompanying notes to the unaudited consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 2 – STOCK-BASED COMPENSATION

At June 30, 2017, the Company maintained a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the six months ended June 30, 2017, the Company recognized $72 thousand in stock-based employee compensation expense. During the six months ended June 30, 2016, the Company recognized $77 thousand in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires entities to present separately in other comprehensive income that portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It also requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. The ASU will take effect for public companies for fiscal years beginning after December 15, 2017. Management believes there will be no material impact to the consolidated financial statements upon adoption.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-based Payment Accounting.” The ASU simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities; and (3) classification on the statement of cash flows. The new guidance is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 effective January 1, 2017. There was no significant impact to the Company’s consolidated financial statements for the six months ended June 30, 2017.

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

Management believes there will be no material impact to the consolidated financial statements upon adoption.

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation, Scope of Modification Accounting.” This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. ASU No. 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2017.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2017 and December 31, 2016.

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

The company enters into interest rate lock commitments to make loans it intends to sell and enters into forward commitments to sell mortgage loans, both of which are considered derivatives to be measured at fair value. Fair values for these derivative financial instruments are based on prices currently charged to enter into similar arrangements, taking into account the probability the commitment will be exercised. The calculated fair value of these derivatives were not material at June 30, 2017 and December 31, 2016 and are therefore not included in the tables that follow.

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

The following summarizes assets measured at fair value at June 30, 2017 and December 31, 2016.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2017:
Debt securities issued by U.S. government corporations and agencies	$5,520	$-	$5,520	$-
Obligations of states and municipalities	14,420	-	14,420	-
Mortgage-backed securities	37,189	-	37,189	-
SBA loan pools	940	-	940	-
Totals	$58,069	$-	$58,069	$-

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$4,253	$-	$4,253	$-
Obligations of states and municipalities	14,352	-	14,352	-
Mortgage-backed securities	39,140	-	39,140	-
SBA loan pools	983	-	983	-
Totals	$58,728	$-	$58,728	$-

There were no assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,971	$31,971	$-	$-	$31,971
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	58,069	-	58,069	-	58,069
Federal Home Loan Bank stock	3,663	-	3,663	-	3,663
Loans held-for-sale	6,473	-	-	6,570	6,570
Loans, net	406,344	-	-	402,809	402,809
Mortgage servicing rights, net	1,982	-	-	2,671	2,671
Accrued interest receivable	1,291	1,291	-	-	1,291
Bank owned life insurance	9,250	-	9,250	-	9,250

Financial liabilities:
Deposits	418,252	350,260	67,808	-	418,068
Securities sold under agreements to repurchase	2,651	-	2,651	-	2,651
Federal Home Loan Bank advances	64,318	-	64,038	-	64,038
Long-term subordinated debt	7,266	-	7,298	-	7,298

	December 31, 2016
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,007	21,007	$-	$-	$21,007
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	58,728	-	58,728	-	58,728
Federal Home Loan Bank stock	2,896	-	2,896	-	2,896
Loans held-for-sale	2,801	-	-	2,818	2,818
Loans, net	405,411	-	-	401,008	401,008
Mortgage servicing rights, net	1,996	-	-	2,432	2,432
Accrued interest receivable	1,301	1,301	-	-	1,301
Bank owned life insurance	9,130	-	9,130	-	9,130

Financial liabilities:
Deposits	413,764	347,176	66,504	-	413,680
Securities sold under agreements to repurchase	2,694	-	2,694	-	2,694
Federal Home Loan Bank advances	54,058	-	53,767	-	53,767
Long-term subordinated debt	7,252	-	7,268	-	7,268

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2017 and 2016:

	For the three months ended
	6/30/17	6/30/16
	(In Thousands, except share and per share data)
Basic earnings per share computation:
Net income available to common stockholders	$568	$251

Weighted average shares outstanding, basic	1,359,033	1,351,924

Basic earnings per share	$0.42	$0.19

Diluted earnings per share computation:
Net income available to common stockholders	$568	$251

Weighted average shares outstanding, before dilution	1,359,033	1,351,924
Dilutive potential shares	3,499	315
Weighted average shares outstanding, assuming dilution	1,362,532	1,352,239

Diluted earnings per share	$0.42	$0.19

	For the six months ended
	6/30/17	6/30/16
	(In Thousands, except share and per share data)
Basic earnings per share computation:
Net income available to common stockholders	$1,070	$457

Weighted average shares outstanding, basic	1,358,590	1,350,247

Basic earnings per share	$0.79	$0.34

Diluted earnings per share computation:
Net income available to common stockholders	$1,070	$457

Weighted average shares outstanding, before dilution	1,358,590	1,350,247
Dilutive potential shares	2,751	1,118
Weighted average shares outstanding, assuming dilution	1,361,341	1,351,365

Diluted earnings per share	$0.79	$0.34

NOTE 6 – INVESTMENT SECURITIES

The following tables summarize the amounts and distribution of the Company’s investment securities held as of June 30, 2017 and December 31, 2016:

	INVESTMENT PORTFOLIO
	(Dollars In Thousands)

	June 30, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by U.S. government corporations and agencies
Due within one year	$2,000	$-	2	1,998	1.16%
Due after one to five years	3,516	10	4	3,522	1.55%
Total U.S. government corporations and agencies	5,516	10	6	5,520	1.41%
Obligations of states and municipalities
Due within one year	-	-	-	-	-%
Due after one to five years	1,680	22	-	1,702	1.80%
Due after five to ten years	7,287	91	28	7,350	1.64%
Due after ten to fifteen years	5,300	85	17	5,368	2.38%
Total obligations of states and municipalities	14,267	198	45	14,420	1.93%
Mortgage-backed securities
Due after one to five years	677	4	2	679	1.56%
Due after five to ten years	4,810	13	28	4,795	2.04%
Due after ten to fifteen years	19,112	9	339	18,782	2.26%
Due beyond fifteen years	13,151	11	229	12,933	2.50%
Total mortgage-backed securities	37,750	37	598	37,189	2.30%
SBA loan pools
Due after five to ten years	929	11	-	940	2.79%
Total SBA loan pools	929	11	-	940	2.79%

Total available-for-sale securities	$58,462	$256	$649	$58,069	2.13%

	INVESTMENT PORTFOLIO
	(Dollars In Thousands)

	December 31,2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by U.S. government corporations and agencies
Due within one year	$1,000	$1	$-	$1,001	1.00%
Due after one to five years	3,250	6	4	3,252	1.24%
Total obligations of states and municipalities	4,250	7	4	4,253	1.18%
Obligations of states and municipalities
Due after one to five years	250	1	-	251	4.00%
Due after five to ten years	6,253	100	41	6,312	2.91%
Due after ten to fifteen years	7,417	78	100	7,395	2.76%
Due beyond fifteen years	389	5	-	394	3.30%
Total obligations of states and municipalities	14,309	184	141	14,352	2.86%
Mortgage-backed securities
Due after one to five years	718	7	4	721	2.25%
Due after five to ten years	3,480	13	21	3,472	1.80%
Due after ten to fifteen years	20,272	9	539	19,742	1.69%
Due beyond fifteen years	15,580	11	386	15,205	2.00%
Total mortgage-backed securities	40,050	40	950	39,140	1.83%
SBA loan pools
Due after five to ten years	973	13	3	983	3.30%
Total SBA loan pools	973	13	3	983	3.30%

Total available-for-sale securities	$59,582	$244	$1,098	$58,728	2.33%

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows as of June 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
June 30, 2017:
Debt securities issued by U.S. Government corporations and agencies	$3,244	$6	$-	$-	$3,244	$6
Obligations of states and municipalities	3,148	45	-	-	3,148	45
Mortgage-backed securities	28,943	467	3,780	106	32,723	573
Total temporarily impaired securities	35,335	518	3,780	106	39,115	624

Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	136	25	136	25
Total temporarily impaired and other-than-temporarily impaired securities	$35,335	$518	$3,916	$131	$39,251	$649

December 31, 2016:
Debt securities issued by U.S. Government corporations and agencies	$1,246	$4	$-	$-	$1,246	$4
SBA loan pools	743	3	-	-	743	3
Obligations of states and municipalities	5,934	141	-	-	5,934	141
Mortgage-backed securities	32,817	788	2,890	136	35,707	924
Total temporarily impaired securities	40,740	936	2,890	136	43,630	1,072

Other-than-temporarily impaired securities:
Mortgage-backed securities	9	-	158	26	167	26
Total temporarily impaired and other-than-temporarily impaired securities	$40,749	$936	$3,048	$162	$43,797	$1,098

The securities in the Company’s investment portfolio that were temporarily impaired as of June 30, 2017 consisted of debt securities issued by states of the United States, political subdivisions of the states, and U.S. government corporations and agencies as well as mortgage-backed securities. The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis. The gross unrealized losses are primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As the Company has the ability and intent to hold securities for the foreseeable future, and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, no declines are deemed to be other than temporary, unless otherwise noted above.

During the three and six months ended June 30, 2017, there were no sales of available-for-sale securities.

During the three months ended June 30, 2016, there were proceeds of $401 thousand from sales of available-for-sale securities. Gross realized gains on these sales amounted to $23 thousand. The tax expense applicable to these gross realized gains amounted to $8 thousand. During the six months ended June 30, 2016, there were proceeds of $966 thousand from sales of available-for-sale securities. Gross realized gains on these sales amounted to $70 thousand. The tax expense applicable to these gross realized gains amounted to $24 thousand.

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In Thousands)
Real estate - residential	$140,807	$143,212
Real estate - commercial	85,570	79,629
Real estate - municipal	9,015	8,733
Real estate - residential construction and land development	2,227	2,932
Real estate - commercial construction and land development	20,851	15,960
Home equity	49,055	48,876
Commercial and industrial	68,474	69,254
Municipal	4,657	4,215
Consumer	28,228	34,911
Total loans	408,884	407,722
Allowance for loan losses	(3,924)	(3,753)
Deferred costs, net	1,384	1,442
Net loans	$406,344	$405,411

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, home equity, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2017.

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

The following tables present activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2017 and June 30, 2016:

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In Thousands)
June 30, 2017:
Allowance for loan losses:
Beginning balance	$1,050	$1,030	$287	$344	$937	$188	$33	$3,869
Charge-offs	-	-	-	-	(8)	(30)	-	(38)
Recoveries	-	-	-	-	7	1	-	8
Provision (benefit)	(60)	46	(29)	37	74	22	(5)	85
Ending balance	$990	$1,076	$258	$381	$1,010	$181	$28	$3,924

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In Thousands)
June 30, 2016:
Allowance for loan losses:
Beginning balance	$1,067	$800	$286	$323	$509	$174	$1	$3,160
Charge-offs	-	-	-	-	-	(5)	-	(5)
Recoveries	-	-	-	-	-	4	-	4
Provision(benefit)	(2)	62	(28)	2	67	67	2	170
Ending balance	$1,065	$862	$258	$325	$576	$240	$3	$3,329

The following tables present activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2017 and June 30, 2016:

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In Thousands)
June 30, 2017:
Allowance for loan losses:
Beginning balance	$1,057	$1,044	$212	$346	$824	$249	$21	$3,753
Charge-offs	(36)	-	-	(99)	(8)	(31)	-	(174)
Recoveries	-	-	-	-	8	2	-	10
Provision (benefit)	(31)	32	46	134	186	(39)	7	335
Ending balance	$990	$1,076	$258	$381	$1,010	$181	$28	$3,924

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In Thousands)
June 30, 2016:
Allowance for loan losses:
Beginning balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028
Charge-offs	-	-	-	-	-	(5)	-	(5)
Recoveries	-	-	-	-	1	4	-	5
Provision(benefit)	-	156	(66)	(6)	177	84	(44)	301
Ending balance	$1,065	$862	$258	$325	$576	$240	$3	$3,329

The following tables set forth information regarding loans and the allowance for loan losses by portfolio segment as of June 30, 2017 and December 31, 2016:

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
June 30, 2017:
Allowance for loan losses
Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$85	$-	$-	$85
Ending balance: Collectively evaluated for impairment	990	1,076	258	381	925	181	28	3,839
Total allowance for loan losses ending balance	$990	$1,076	$258	$381	$1,010	$181	$28	$3,924

Loans:
Ending balance: Individually evaluated for impairment	$-	$1,150	$222	$-	367	$-	$-	$1,739
Ending balance: Collectively evaluated for impairment	140,807	93,435	22,856	49,055	72,764	28,228	-	407,145
Total loans ending balance	$140,807	$94,585	$23,078	$49,055	$73,131	$28,228	$-	$408,884

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2016:
Allowance for loan losses:
Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$1	$-	$-	$1
Ending balance: Collectively evaluated for impairment	1,057	1,044	212	346	823	249	21	3,752
Total allowance for loan losses ending balance	$1,057	$1,044	$212	$346	$824	$249	$21	$3,753

Loans:
Ending balance: Individually evaluated for impairment	$-	$1,150	$222	$-	$415	$-	$-	$1,787
Ending balance: Collectively evaluated for impairment	143,212	87,212	18,670	48,876	73,054	34,911	-	405,935
Total loans ending balance	$143,212	$88,362	$18,892	$48,876	$73,469	$34,911	$-	$407,722

The following tables present the Company’s loans by risk rating as of June 30, 2017 and December 31, 2016:

	Real Estate
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial and Industrial	Consumer	Total
	(In Thousands)
June 30, 2017:
Grade:
Pass	$-	$85,887	$20,629	$-	$71,489	$-	$178,005
Special mention	-	6,099	-	-	533	-	6,632
Substandard	1,339	2,599	222	214	1,109	-	5,483
Loans not formally rated	139,468	-	2,227	48,841	-	28,228	218,764
Total	$140,807	$94,585	$23,078	$49,055	$73,131	$28,228	$408,884

December 31, 2016:
Grade:
Pass	$-	$79,800	$15,738	$-	$71,939	$-	$167,477
Special mention	-	5,900	-	-	324	-	6,224
Substandard	1,947	2,662	222	319	1,206	-	6,356
Loans not formally rated	141,265	-	2,932	48,557	-	34,911	227,665
Total	$143,212	$88,362	$18,892	$48,876	$73,469	$34,911	$407,722

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

Risk Rating 3.75 (Technically Deficient) - Loans in this category have all of the attributes of risk ratings 1, 2, 3, or 3.5. However, the borrower is technically in default due to the lack of current financial statements and/or other required financial information.

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

Loans not formally rated include residential, home equity and consumer loans. As of June 30, 2017, $218.8 million of the total residential, home equity and consumer loan portfolio of $220.1 million was not formally rated. As of December 31, 2016, $227.7 million of the total residential, home equity and consumer loan portfolio of $229.9 million was not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage residential loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. Total non-accrual and delinquent loans as of June 30, 2017 were 0.91% of total loans outstanding compared to 1.07% of total loans outstanding as of December 31, 2016. The Company’s allowance for loan losses as of June 30, 2017 was 0.96% of total loans compared to 0.92% of total loans as of December 31, 2016.

An age analysis of past-due loans, segregated by class of loans, as of June 30, 2017 and December 31, 2016 is as follows:

							90 Days
			90 Days				or More
	30-59 Days	60-89 Days	or More	Total	Total	Total	Past Due	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	and Accruing	Loans
	(In Thousands)
June 30, 2017:
Real estate:
Residential	$-	$389	$869	$1,258	$139,549	$140,807	$-	$1,339
Commercial	-	-	1,150	1,150	84,420	85,570	-	1,150
Municipal	-	-	-	-	9,015	9,015	-	-
Construction and land development	-	-	222	222	22,856	23,078	-	222
Home equity	85	76	71	232	48,823	49,055	-	214
Commercial and industrial	-	-	367	367	68,107	68,474	-	367
Municipal	-	-	-	-	4,657	4,657	-	-
Consumer	88	-	12	100	28,128	28,228	-	12
Total	$173	$465	$2,691	$3,329	$405,555	$408,884	$-	$3,304

December 31, 2016:
Real estate:
Residential	$-	$297	$1,811	$2,108	$141,104	$143,212	$-	$1,947
Commercial	-	-	1,150	1,150	78,479	79,629	-	1,150
Municipal	-	-	-	-	8,733	8,733	-	-
Construction and land development	-	-	222	222	18,670	18,892	-	222
Home equity	-	219	169	388	48,488	48,876	-	248
Commercial and industrial	767	42	415	1,224	68,030	69,254	-	415
Municipal	-	-	-	-	4,215	4,215	-	-
Consumer	114	43	1	158	34,753	34,911	-	70
Total	$881	$601	$3,768	$5,250	$402,472	$407,722	$-	$4,052

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 for which the Company has measured impairment on a loan-by-loan basis is as follows as of and for the six months ended June 30, 2017 and the year ended December 31, 2016:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
June 30, 2017:
With no related allowance recorded:
Real Estate:
Residential & commercial construction and land development	$222	$222	$-	$222	$-
Commerical and industrial	134	134	-	134	-
Total impaired with no related allowance	356	356	-	356	-

With an allowance recorded:
Real Estate:
Commercial	1,150	1,150	-	1,150	-
Commerical and industrial	233	233	85	256	-
Total impaired with an allowance recorded	1,383	1,383	85	1,406	-

Total
Real Estate:
Commercial	1,150	1,150	-	1,150	-
Residential & commercial construction and land development	222	222	-	222	-
Commerical and industrial	367	367	85	390	-
Total impaired loans	$1,739	$1,739	$85	$1,762	$-

December 31, 2016:
With no related allowance recorded:
Real Estate:
Commercial	$1,150	$1,150	$-	$3,029	$272
Residential & commercial construction and land development	222	222	-	222	4
Commercial and industrial	134	134	-	135	4
Total impaired with no related allowance	1,506	1,506	-	3,386	280

With an allowance recorded:
Real Estate:
Commercial and industrial	281	281	1	321	-
Total impaired with an allowance recorded	281	281	1	321	-

Total
Real Estate:
Commercial	1,150	1,150	-	3,029	272
Residential & commercial construction and land development	222	222	-	222	4
Commercial and industrial	415	415	1	456	4
Total impaired loans	$1,787	$1,787	$1	$3,707	$280

The Bank’s TDRs are determined by management. TDRs may include all accrued interest, late charges, title and recording fees, and attorneys’ fees being added back to the pre-modification balance. In addition, rates and terms of the loans may have changed. There were no loans modified as a troubled debt restructuring during the six months ended June 30, 2017.

As of June 30, 2017, there were no foreclosed residential real estate properties held by the Company. There were two consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure according to local requirements of the applicable jurisdiction at June 30, 2017. The aggregate balance of the loans in the process of foreclosure is approximately $580 thousand at June 30, 2017.

There was one loan modified as a TDR during the year ended December 31, 2016. The loan, with a principal balance of $179 thousand, was extended to reduce the risk of the borrower defaulting on outstanding loans held by the borrower’s business interests. The loan was deemed uncollectible and charged off prior to December 31, 2016.

The balance of mortgage servicing rights (net) included in other assets at June 30, 2017 and December 31, 2016 was approximately $2.0 million. Mortgage servicing rights of $147 thousand and $246 thousand were capitalized for the three months ended June 30, 2017 and June 30, 2016, respectively. Amortization of mortgage servicing rights was $209 thousand and $173 thousand for the three months ended June 30, 2017 and June 30, 2016, respectively. The fair value of these rights was $2.7 million and $2.1 million as of June 30, 2017 and December 31, 2016, respectively.

Mortgage servicing rights of $287 thousand and $383 thousand were capitalized for the six months ended June 30, 2017 and June 30, 2016, respectively.

The Company includes capitalized mortgage servicing rights as part of the recognized gains on sales of mortgages. The total recognized gains on sales of mortgages, net (net of costs, including direct and indirect origination costs), were $227 thousand and $317 thousand for the three months ended June 30, 2017 and 2016, respectively. The total recognized gains on sales of mortgages, net (net of costs, including direct and indirect origination costs), were $449 thousand and $524 thousand for the six months ended June 30, 2017 and 2016, respectively.

Other significant amounts included in mortgage banking activities, net on the consolidated statements of income for the three months ended June 30, 2017 were $195 thousand of servicing fee income, amortization of mortgage servicing rights of ($209) thousand, and a decrease in the valuation allowance of $82 thousand. Other significant amounts included in mortgage banking activities, net on the consolidated statements of income for the three months ended June 30, 2016 were $153 thousand of servicing fee income, amortization of mortgage servicing rights of ($173) thousand, and an increase in the valuation allowance of ($41) thousand.

Other significant amounts included in mortgage banking activities, net on the consolidated statements of income for the six months ended June 30, 2017 were $388 thousand of servicing fee income, amortization of mortgage servicing rights of ($419) thousand, and a decrease in the valuation allowance of $116 thousand. Other significant amounts included in mortgage banking activities on the consolidated statements of income for the three months ended June 30, 2016 were $299 thousand of servicing fee income, amortization of mortgage servicing rights of $346 thousand, and an increase in the valuation allowance of ($235) thousand.

The following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the six months ended June 30:

	2017	2016
	(In Thousands)
Balance, beginning of year	$206	$20
Additions	-	233
Reductions	(116)	-
Balance, end of period	$90	$253

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $324.6 million and $303.4 million as of June 30, 2017 and December 31, 2016, respectively.

Management uses derivative financial instruments in connection with the Bank’s risk management activities and to accommodate the needs of the Bank’s customers.  The Bank enters into interest rate lock commitments with borrowers and forward sales commitments with investors.

Mortgage banking derivatives are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which the Company agrees to deliver whole mortgage loans to investors. Mandatory forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

As of June 30, 2017 and December 31, 2016, the Company did not have interest in any derivative financial instruments designated as formal hedging relationships.  The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments and forward sale commitments. The fair value of these derivatives was not material at June 30, 2017 and December 31, 2016

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

NOTE 9 – OTHER COMPREHENSIVE INCOME

The following tables present the reclassification disclosure for the three and six months ended June 30, 2017 and 2016:

Three months ended:	6/30/2017	6/30/2016
	( In Thousands)
Net change in unrealized holding gain/loss on securities available-for-sale	$278	$488
Reclassification adjustment for realized gains in net income (1)	-	(21)
Other comprehensive income before tax	278	467
Income tax expense	(94)	(159)
Other comprehensive income, net of tax	$184	$308

Six months ended:	6/30/2017	6/30/2016
	( In Thousands)
Net change in unrealized holding gain/loss on securities available-for-sale	$461	$1,455
Reclassification adjustment for realized gains in net income (1)	-	(69)
Other comprehensive income before tax	461	1,386
Income tax expense	(157)	(473)
Other comprehensive income, net of tax	$304	$913

(1)

Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive loss and have affected certain lines in the consolidated statements of income as follows: the pre-tax amount is included in gain on sales of available-for-sale securities, net, the tax expense amount is included in income tax provision (benefit) and the after tax amount is included in net income.

Accumulated other comprehensive loss as of June 30, 2017 and December 31, 2016 consists entirely of net unrealized losses on available-for-sale securities, net of taxes.

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

●

In June 2016, the FASB issued a new standard on accounting for credit losses that will be effective to the Company for fiscal years beginning after December 31, 2019 (and interim periods within those fiscal years). The standard will replace multiple existing impairment models, including replacing an “incurred loss” model for loans with an “expected loss” model. The adoption of this standard may have a material impact on the Company’s allowance for loan losses and retained earnings in the period of adoption.

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the unaudited consolidated financial statements of the Company for the six months ended June 30, 2017. All adjustments that, in the opinion of management, are necessary in order to make the unaudited consolidated financial statements for the six months ended June 30, 2017 not misleading have been made.

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

Disclosure of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There are no material changes to the critical acounting policies from those disclosed on the 10-K. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. One of these significant policies relates to the determination of the allowance for loan losses. See the heading “Provision for Loan Losses” below for further details about the Bank’s current provision.

Overview

For the six months ended June 30, 2017, net income amounted to $1.1 million, or $0.79 per diluted share. This compares to net income of $457 thousand, or $0.34 per diluted share, for the six months ended June 30, 2016. Total assets as of June 30, 2017 were $526 million compared to $510 million as of December 31, 2016.

Key financial highlights for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 include total asset growth since June 30, 2016 of $41.0 million or 8.5%, and net loan growth of $40 million or 10.8%, over the last 12 months. Deposits increased in the same 12 month period by $40.4 million primarily due to a $30.5 million increase in savings and NOW accounts, a $5.3 million increase in time deposits, and an increase in demand deposits of $4.7 million. When compared to December 31, 2016, net loans increased by $0.9 million or 0.2%, for the six months ended June 30, 2017. When compared to December 31, 2016, deposits increased $4.5 million, or 1.1% for the six months ended June 30, 2017.

For the three months ended June 30, 2017, the Company’s basic and diluted earnings per share were $0.42, an increase of $0.23 per share compared to basic and diluted earnings per share of $0.19 for the second quarter of 2016. Non-accrual loans decreased to $3.3 million as of June 30, 2017, which was 0.81% of total loans as of such date, from $3.7 million, or 1.01% of total loans, a year ago. Total non-accrual and delinquent loans decreased to 0.91% of total loans outstanding as of June 30, 2017 from 1.6% of total loans outstanding as of June 30, 2016. The Company’s allowance for loan losses was 0.96% of total loans at June 30, 2017, compared to 0.92% of total loans at December 31, 2016.

Total deposits as of June 30, 2017 were $418.3 million, an increase of $40.5 million, or 10.7%, from total deposits of $377.8 million a year ago. At June 30, 2017, 31.8% of total deposits were in non-interest bearing demand accounts, 51.9% were in low-cost savings and NOW accounts, and 16.3% were in time deposits. At June 30, 2017, the Company had 22,090 deposit accounts compared to 21,678 deposit accounts at June 30, 2016.

At June 30, 2017, total gross loans were $410 million compared to $370 million a year ago. Compared to June 30, 2016, commercial loans grew by $35.0 million, or 22.8%, residential mortgage loans increased by $4.7 million, or 3.4%, and consumer loans increased by $319 thousand or 0.4%.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $4.4 million in the second quarter of 2017 compared to $4.0 million a year ago due to an increase in interest income on loans of $509 thousand, which was partially offset by an increase in interest expense of $158 thousand.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.03% for the six months ended June 30, 2017 as compared to 3.03% for the comparable 2016 period. The Company’s yield on earning assets increased 10 basis points to 3.45% while its cost of funds increased 14 basis points to 0.59% for the six months ended June 30, 2017 compared to the same period of 2016. The increase in cost of funds is primarily related to interest on savings and time deposits and Federal Home Loan Bank advances.

Total noninterest expenses for the second quarter of 2017 were $3.6 million, equivalent to the second quarter of 2016. Total noninterest expense for the six months ended June 30, 2017 was $6.9 million, equivalent to the comparable 2016 period.

Capital levels for the Bank on June 30, 2017 and December 31, 2016 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios
	June 30, 2017
	The Simsbury Bank
	and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.49%	5.00
Tier 1 Risk-Based Capital Ratio	10.66%	8.00
Common Equity Tier 1 Risk-Based Capital Ratio	10.66%	6.50
Total Risk-Based Capital Ratio	11.76%	10.00

	Capital Ratios
	December 31, 2016
	The Simsbury Bank
	and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.46%	5.00%
Tier 1 Risk-Based Capital Ratio	10.65%	8.00%
Common Equity Tier 1 Risk-Based Capital Ratio	10.65%	6.50%
Total Risk-Based Capital Ratio	11.72%	10.00%

At June 30, 2017, the capital ratios of the Bank exceeded the minimum Basel III capital requirements. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized.” It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well- capitalized institution. The Bank’s capital requirements are fully described in the “Capital Requirements” section under the heading “Financial Condition” in this Form 10-Q.

Results of Operations

Net Interest Income and Net Interest Margin

The Company’s earnings depend largely upon the difference between the income received from its loan portfolio and investment securities and the interest paid on its liabilities, including interest paid on deposits and borrowings. This difference is “net interest income.” The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets. The Company’s net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net yield on interest-earning assets is also affected by changes in yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are, in turn, affected by general economic conditions and other factors beyond the Company’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Bank ("FRB").

On a tax equivalent basis, net interest and dividend income after provision for loan losses plus noninterest income was $4.4 million for the quarter ended June 30, 2017 compared to $3.9 million for the quarter ended June 30, 2016. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 3.06% for the quarter ended June 30, 2017 from 3.01% for the quarter ended June 30, 2016. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, increased to 2.89% for the quarter ended June 30, 2017 from 2.86% for the quarter ended June 30, 2016. The Company’s cost of deposits and borrowings increased to 0.63% for the quarter ended June 30, 2017 from 0.49% for the quarter ended June 30, 2016.

On a tax equivalent basis, net interest and dividend income after provision for loan losses plus noninterest income was $8.4 million for the six months ended June 30, 2017 compared to $7.5 million for the six months ended June 30, 2016. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, was 3.03% for the six months ended June 30, 2017 compared to 3.03% for the six months ended June 30, 2016. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, decreased to 2.86% for the six months ended June 30, 2017 from 2.90% for the six months ended June 30, 2016. The yield on interest earning assets for the six months ended June 30, 2017 increased 10 basis points to 3.45% compared to the six months ended June 30, 2016. The Company’s cost of deposits and borrowings increased to 0.59% for the six months ended June 30, 2017 from 0.45% for the six months ended June 30, 2016.

The following tables summarize the Company’s average balances, interest, average yields and net interest margin on a tax-equivalent basis:

NET INTEREST INCOME
(Dollars in thousands)

	For the three months ended 06/30/17			For the three months ended 6/30/16
	Average Balance (1)	Interest	Yield	Average Balance (1)	Interest	Yield
Federal funds sold & overnight deposits	$9,416	$24	1.02%	$7,729	$10	0.52%

Certificates of deposit	1,250	5	1.60%	1,500	6	1.60%
Investments (2)	62,499	377	2.41%	74,543	419	2.25%

Mortgage loans	149,422	1,277	3.42%	143,746	1,244	3.46%
Commercial loans	183,341	1,943	4.24%	147,484	1,555	4.22%
Consumer loans	78,140	630	3.22%	75,174	540	2.87%
Total loans (2)	410,903	3,850	3.75%	366,404	3,339	3.65%

Total interest-earning assets (2)	484,068	$4,256	3.52%	450,176	$3,774	3.35%
Non-interest earning assets	22,954			22,809
Total Assets	$507,022			$472,985

NOW deposits	$49,183	$11	0.09%	$44,734	$9	0.08%
Savings deposits	165,451	110	0.27%	150,182	73	0.19%
Certificates of deposit	67,686	152	0.90%	58,009	106	0.73%
Total interest bearing deposits	282,320	273	0.39%	252,925	188	0.30%

Securities sold under agreements to repurchase	2,566	2	0.31%	2,157	2	0.37%
Long-term subordinated debt	7,262	135	7.44%	7,233	135	7.47%
Federal Home Loan Bank advances	54,326	139	1.02%	56,242	66	0.47%

Total interest-bearing liabilities	346,474	$549	0.63%	318,557	$391	0.49%
Non-interest bearing liabilities	129,048			123,908
Total Liabilities	475,522			442,465

Total stockholders' equity	31,500			30,520
Total liabilities and stockholders' equity	$507,022			$472,985

Tax equivalent net interest income		$3,707			$3,383
Less: tax equivalent adjustments		$(70)			$(71)
Net interest income		$3,637			$3,312
Net interest spread			2.89%			2.86%
Net interest margin			3.06%			3.01%

(1)	Average balances presented are daily averages
(2)

On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $70 thousand in 2017, and $71 thousand in 2016. Loan balances contain the carrying amount of nonaccrual loans.

	NET INTEREST INCOME
	(Dollars in thousands)

	For the six months ended 06/30/17			For the six months ended 06/30/16

	Average Balance (1)	Interest	Yield	Average Balance (1)	Interest	Yield
Federal funds sold & overnight deposits	$10,359	$49	0.95%	$9,947	$28	0.56%

Certificates of deposit	1,250	10	1.60%	1,419	11	1.55%
Investments (2)	62,207	750	2.41%	74,473	844	2.27%

Mortgage loans	149,422	2,548	3.41%	142,857	2,489	3.48%
Commercial loans	182,335	3,748	4.11%	138,395	2,928	4.23%
Consumer loans	80,003	1,265	3.16%	71,071	1,030	2.90%
Total loans (2)	411,760	7,561	3.67%	352,323	6,447	3.66%

Total interest-earning assets (2)	485,576	$8,370	3.45%	438,162	$7,330	3.35%
Non-interest earning assets	23,166			21,773
Total Assets	$508,742			$459,935

NOW deposits	$48,618	$23	0.09%	$43,008	$18	0.08%
Savings deposits	172,837	218	0.25%	154,927	131	0.17%
Certificates of deposit	67,366	298	0.88%	57,181	198	0.69%
Total interest bearing deposits	288,821	539	0.37%	255,116	347	0.27%

Securities sold under agreements to repurchase	2,549	3	0.24%	2,037	3	0.29%
Long-term subordinated debt	7,258	269	7.41%	7,230	242	6.69%
Federal Home Loan Bank advances	46,340	208	0.90%	41,049	98	0.48%

Total interest-bearing liabilities	344,968	$1,019	0.59%	305,432	$690	0.45%
Non-interest bearing liabilities	132,543			124,002
Total Liabilities	477,511			429,434

Total stockholders' equity	31,231			30,501
Total liabilities and stockholders' equity	$508,742			$459,935

Tax equivalent net interest income		$7,351			$6,640
Less: tax equivalent adjustments		$(158)			$(140)
Net interest income		$7,193			$6,500
Net interest spread			2.86%			2.90%
Net interest margin			3.03%			3.03%

(1)	Average balances presented are daily averages
(2)

On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $158 thousand in 2017, and $140 thousand in 2016. Loan balances contain the carrying amount of nonaccrual loans.

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

	Three months ended June 30,
	2017 vs. 2016
	Increase (decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest on interest-bearing assets:
Federal funds sold & overnight deposits	$10	$4	$14
Certificates of deposit	-	(1)	(1)
Investments	31	(73)	(42)
Mortgage loans	(16)	49	33
Commercial loans	8	380	388
Consumer loans	66	24	90
Total interest income	99	383	482

Interest on interest-bearing liabilities:
NOW deposits	$1	$1	$2
Savings deposits	27	10	37
Certificates of deposit	24	22	46
Securities sold under agreements to repurchase	-	-	-
Subordinated debt	(1)	1	-
FHLB advances	78	(5)	73
Total interest expense	129	29	158

Net change in net interest income	$(30)	$354	$324

	Six months ended June 30,
	2017 vs. 2016
	Increase (decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest on interest-bearing assets:
Federal funds sold & overnight deposits	$19	$2	$21
Certificates of deposit	-	(1)	(1)
Investments	54	(148)	(94)
Mortgage loans	(53)	112	59
Commercial loans	(83)	903	820
Consumer loans	94	141	235
Total interest income	31	1,009	1,040

Interest on interest-bearing liabilities:
NOW deposits	$2	$3	$5
Savings deposits	64	23	87
Certificates of deposit	55	45	100
Securities sold under agreements to repurchase	(1)	1	-
Subordinated debt	26	1	27
FHLB advances	86	24	110
Total interest expense	232	97	329

Net change in net interest income	$(201)	$912	$711

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

The Company recorded an $85 thousand provision for loan losses for the three months ended June 30, 2017 compared to $170 thousand for the three months ended June 30, 2016, a decrease of $85 thousand. The Company recorded a $335 thousand provision for loan losses for the six months ended June 30, 2017 compared to $301 thousand for the six months ended June 30, 2016, an increase of $34 thousand. The provision for the six months ended June 30, 2017 was mainly driven by the charge-off of a residential loan relationship and the addition of a specific reserve of $84 thousand on a commercial loan that was deemed impaired.

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines. The total allowance for loan losses at June 30, 2017 was $3.9 million or 0.96% of outstanding loans compared to $3.8 million or 0.92% of outstanding loans as of December 31, 2016. The Company recorded charge-offs of eight loans in the amount of $38 thousand in the second quarter of 2017 and recorded charge-offs of two loans in the amount of $5 thousand in the second quarter of 2016. During the second quarter of 2017, the Company had eight recoveries totaling $8 thousand compared to three recoveries totaling $4 thousand for the second quarter of 2016. For the six months ended June 30, 2017, the Company recorded charge-offs of nine loans in the amount of $174 thousand compared to charge-offs of two loans in the amount of $5 thousand in the six months ended June 30, 2016. During the six months ended June 30, 2017, the Company had thirteen recoveries totaling $10 thousand compared to seven recoveries totaling $5 thousand for the six months ended June 30, 2016. Management believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

Total noninterest income (which is derived mainly from service and overdraft charges and mortgage banking activities) for the three months ended June 30, 2017 was $771 thousand compared to $704 thousand for the same period in the prior year. The increase was mainly due to an increase in mortgage banking activities in the amount of $39 thousand and a $24 thousand increase in other service charges and fees. The increase was partially offset by a $24 thousand decrease in gain on available-for-sale securities.

Total noninterest income (which is derived mainly from service and overdraft charges and mortgage banking activities) for the six months ended June 30, 2017 was $1.4 million compared to $1.2 million for the same period in the prior year. The increase was mainly due to an increase in mortgage banking activities in the amount of $287 thousand and a $43 thousand increase in other income. As it relates to mortgage banking activities, the increase is primarily attributed to an impairment charge of $234 thousand for the six months ended June 30, 2016, versus a reduction of the impairment reserve of $116 thousand for the six months ended June 30, 2017. The increase was partially offset by a $72 thousand decrease in gain on available-for-sale securities.

Total noninterest expense for the three months ended June 30, 2017 was unchanged at $3.6 million when compared to the same period in the prior year. The ratio of annualized operating expenses to average assets was 2.8% for the second quarter of 2017 compared to 3.1% for the second quarter of 2016. Salaries and employee benefits for the three months ended June 30, 2017 decreased $174 thousand when compared to the three months ended June 30, 2016, primarily driven by lower incentive compensation and fewer full time equivalent employees. Professional fees increased $79 thousand for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016, primarily driven by consulting expenses related to corporate initiatives. Data Processing expenses increased $28 thousand for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016. FDIC assessment increased $17 thousand for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016, primarily driven by higher loan balances and a change in the assessment formula adopted by the FDIC in the fourth quarter of 2016.

Salaries and employee benefits comprised approximately 49% of total noninterest expense for the three months ended June 30, 2017 compared to 53% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 10% of noninterest expense for the three months ended June 30, 2017 compared to 11% for the three months ended June 30, 2016, and data processing fees, which comprised 6.3% of noninterest expense for the second quarter of 2017 compared to 5.5% of noninterest expenses for the same period in 2016. Advertising and promotions remained relatively constant in the 5% to 6% range and equipment expenses remained relatively constant in the 3% to 3.5% range for each of the three months ended June 30, 2017 and 2016.

Total noninterest expense for the six months ended June 30, 2017 was unchanged at $6.9 million when compared to the same period in the prior year. The ratio of annualized operating expenses to average assets was 2.7% for the six months ended June 30, 2017 compared to 3.0% for the six months ended June 30, 2016. Salaries and employee benefits for the six months ended June 30, 2017 decreased $312 thousand when compared to the six months ended June 30, 2016, primarily driven by lower incentive compensation and fewer full time equivalent employees. Professional fees increased $195 thousand for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016, primarily driven by consulting expenses related to corporate initiatives. FDIC assessment increased $65 thousand for the six months ended June 30, 2017 when compared to the three months ended June 30, 2016, primarily driven by higher loan balances and a change in the assessment formula adopted by the FDIC in the fourth quarter of 2016.

Salaries and employee benefits comprised approximately 50% of total noninterest expense for the six months ended June 30, 2017 compared to 54% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 10.8% of noninterest expense for the six months ended June 30, 2017 compared to 11.0% for the six months ended June 30, 2016, and data processing fees, which comprised 6.6% of noninterest expense for the six months ended June 30, 2017 compared to 5.9% of noninterest expenses for the same period in 2016. Advertising and promotions remained relatively constant in the 3% to 5% range and equipment expenses remained relatively constant in the 3% to 3.5% range for each of the six months ended June 30, 2017 and 2016.

Income Taxes

The effective income tax rate for the three months ended June 30, 2017 and 2016 was 22.8% and (0.40%), respectively. For the six months ended June 30, 2017 and 2016, respectively, the effective tax rate was 20.4% and (1.6)%. The Company realized a tax benefit in the first and second quarter of 2016 as its core earnings were lower in relation to tax exempt income, thereby creating a tax benefit. Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company no longer incurs state income tax liability, except for the minimum tax, since the PIC’s earnings, net of certain allocated expenses, are exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair value of investments in available-for-sale securities as of June 30, 2017 was $58.1 million, which was 0.66% below amortized cost, compared to $58.7 million, which was 1.4% below amortized cost, as of December 31, 2016. The Company has the intent and ability to hold debt securities until maturity or for the foreseeable future if classified as available-for-sale.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.” ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company’s investment portfolio on an ongoing basis. As of June 30, 2017, there were $136 thousand in investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At June 30, 2017, the Company had 45 securities with a carrying value totaling $19.6 million that were pledged for such purposes. At December 31, 2016, the Company had 33 securities with a carrying value totaling $13.6 million that were pledged for such purposes.

As of June 30, 2017 and December 31, 2016, the Company’s investment portfolio consisted of U.S. government and agency securities, state and municipal securities, mortgage-backed securities and one SBA loan pool. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of June 30, 2017 was comprised of approximately 54% mortgage and consumer loans and 46% commercial loans. The Company does not have any concentrations in its loan portfolio by industry or group of industries.

There were approximately $143.0 million of gross residential mortgage loans as of June 30, 2017 compared to $146.1 million at December 31, 2016. The Company sold 79 loans during the three months ended June 30, 2017 with an aggregate principal balance of $17.3 million, which resulted in an aggregate gain on sales of these loans of $227 thousand. For the six months ended June 30, 2017, the Company sold 148 loans with an aggregate principal balance of $40.2 million, which resulted in an aggregate gain on sales of these loans of $449 thousand. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At June 30, 2017, the Company had consumer and home equity loan balances of approximately $77.3 million, representing a 7.8% decrease from the consumer and home equity loan balances at December 31, 2016. As of June 30, 2017, the Company had approximately $13.6 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $17.1 million in auto loans purchased from BCI on its books as of December 31, 2016. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI. As part of the agreement, BCI services the loans for the Company. The Company had approximately $13.3 million in purchased student loans on its books as of June 30, 2017 compared to $16.1 million on its books as of December 31, 2016.

At June 30, 2017, commercial and industrial loans totaled $68.5 million compared to $69.3 million at December 31, 2016. The Company’s commercial and industrial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

The June 30, 2017 gross balance for municipal and commercial real estate loans, including construction loans, was $115.4 million, a 10.7% increase from the gross loan balance for municipal and commercial real estate loans at December 31, 2016. The Company’s construction loans are primarily interim loans made by the Company to finance the construction of commercial and single-family residential property. These loans are typically short-term. The Company generally pre-qualifies construction loan borrowers for permanent “take-out” financing as a condition to making the construction loan. The Company will also occasionally make loans for speculative housing construction or for acquisition and development of raw land.

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

The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank’s capital and reserves. Credit equaling an additional 10% of the Bank’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral. As of June 30, 2017, the Bank’s lending limits were $6.3 million and $10.5 million, respectively. As of December 31, 2016, these lending limits were $6.2 million and $10.3 million, respectively. The Bank sells participations in its loans when necessary to stay within its lending limits.

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Company had 16 non-accrual loans at June 30, 2017 with an aggregate balance of $3.3 million compared to 17 non-accrual loans at December 31, 2016 with an aggregate balance of $4.1 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the fair value less estimated costs to sell. The Company had one OREO property at March 31, 2017 totaling $570 thousand which was sold in the second quarter of 2017. The Company charged off approximately $134 in the first quarter of 2017 thousand against the allowance for loan losses to record the OREO at fair value less estimated costs to sell. The Company recorded an additional loss of $13 thousand on the sale of the property that was recognized in the three months ended June 30, 2017.

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

The Company had criticized and classified loans with an aggregate outstanding balance of $12.1 million as of June 30, 2017 compared to $12.6 million as of December 31, 2016. The Company had no exposure to sub-prime loans in its loan portfolio as of June 30, 2017 and December 31, 2016. The Company’s allowance for loan losses was 0.96% of outstanding loans as of June 30, 2017 compared to 0.92% of outstanding loans as of December 31, 2016.

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

Deposits

Deposits are the Company’s primary source of funds. At June 30, 2017, the Company had a deposit mix of 44.3% checking, 39.4% savings and 16.3% certificates of deposit. The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2016, the deposit mix was 45.0% checking, 38.9% savings, and 16.1% certificates of deposit. At June 30, 2017, 32% of the total deposits of $418 million were non-interest-bearing compared to 32% of the Company’s total deposits of $414 million that were non-interest-bearing at December 31, 2016. As of June 30, 2017 and December 31, 2016, the Company had $46.4 million and $43.2 million, respectively, in municipal deposits.

The Company’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry. The Company’s business is not seasonal in nature. The Company accepts deposits in excess of $250 thousand from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) program, the Bank had brokered deposits of $1.5 million as of June 30, 2017 which was unchanged from December 31, 2016.

Borrowings

As of June 30, 2017, the Company had $64.3 million in borrowings from the Federal Home Loan Bank of Boston ("FHLBB") on its balance sheet compared to $54.1 million in outstanding borrowings from the FHLBB as of December 31, 2016.

The Company is not dependent upon funds from sources outside the United States and has not made any loans to a foreign entity.

On September 30, 2015, the Company entered into a Subordinated Loan Agreement with Community Funding CLO, Ltd. pursuant to which the Company issued an unsecured subordinated term note in the aggregate principal amount of $7.5 million due October 1, 2025 to Community Funding CLO, Ltd. The closing date of the issuance of the subordinated note occurred on October 15th, 2015. The Company received net proceeds of approximately $7.2 million from the issuance of the subordinated note.

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities. One method the Bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits currently in effect, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of June 30, 2017 and December 31, 2016, the Company had $1.5 million of deposits in the CDARS network.

Liquidity of a financial institution, such as a bank, is measured based on its ability to have liquid assets sufficient to meet its short-term obligations. The net sum of liquid assets less anticipated current obligations represents the basic liquidity surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of June 30, 2017, the Company held $26.1 million in cash and cash equivalents and certificates of deposit, net of required FRB reserves of $7.1 million, and $38.4 million in available-for-sale securities, net of pledged investments of $19.6 million, for total liquid assets of $64.5 million. As of December 31, 2016, the Company held $15.3 million in cash and cash equivalents and certificates of deposit, net of required FRB reserves of $6.9 million, and $45.4 million in available-for-sale securities, net of pledged investments of $13.3 million, for total liquid assets of $60.7 million. As of June 30, 2017, the Company’s anticipated short-term liability obligations were $115.6 million, which resulted in a basic liquidity deficit of $51.1 million that represented 9.7% of total assets. As of December 31, 2016, the Company’s anticipated short-term liability obligations were $104.9 million, which resulted in a basic liquidity shortfall of $44.5 million that represented 8.7% of total assets. The liquidity shortfall does not indicate an inability of the Company to meet its short-term obligations as the Company has borrowing capacity in excess of the amount of the shortfall.

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

Subsequently, in July 2013, the FRB and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and addressed relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The FRB's and the FDIC's rules apply to all depository institutions and top-tier bank holding companies with total consolidated assets of $500 million or more (this threshold was subsequently increased to $1 billion or more in May 2015) ("banking organizations"). Among other things, the rules established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are required to have a total capital ratio of 8% (unchanged from prior rules) and a Tier 1 leverage ratio of 4% (unchanged from prior rules). The rules also limit a banking organization's ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% (fully phased-in amount effective January 1, 2019) of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Bank on January 1, 2015 (subject to phase-in periods for certain components.). The capital conservation buffer is being phased-in beginning January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. As of January 1, 2017, the Bank was required to maintain a capital conservation buffer of 1.25%.

With respect to the Bank, the FDIC regulations provide that an institution will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a common equity Tier 1 ("CET1")  ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1  ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of well capitalized. An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent (ii) has a Tier 1 risk-based capital ratio of at less than 6.0 percent, (iii) has a CET1  ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent (ii) has a Tier 1 risk-based capital ratio of at less than 4.0 percent, (iii) has a CET1  ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deeemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions will exceed the ratios to be considered "well capitalized" under the prompt corrective action regulations.

Management believes, as of June 30, 2017 and December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject. In addition, as of June 30, 2017, the Bank exceeded the fully phased-in regulatory requirements for the capital conservation buffer.

As of June 30, 2017 (unaudited) and December 31, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Off Balance Sheet Arrangements

Mortgage banking derivatives are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which the Company agrees to deliver whole mortgage loans to investors. Mandatory forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans it has committed to sell.

As of June 30, 2017, the Company had in place mandatory commitments to sell approximately $15.4 million of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac). As of December 31, 2016, the Company had in place mandatory commitments to sell approximately $7.4 million of loans secured by 1-to-4 family residential properties to Freddie Mac. The Company recorded a $21 thousand liability and loss on its forward commitments in place as of June 30, 2017.

As of June 30, 2017, the Company had in place interest rate locks on approximately $5.9 million in lending commitments. The Company recorded a $28 thousand asset and gain on its interest rate locks in place as of June 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

3(i).2

Certificate of Amendment to the Certificate of Incorporation of SBT Bancorp, Inc. establishing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K(SEC File No. 000-51832) filed on August 12, 2011)

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

SBT BANCORP, INC.

Date: August 11, 2017	By:	/s/ Martin J Geitz
Martin J. Geitz Chief Executive Officer

Date: August 11, 2017	By:	/s/ Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

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