Form 10-Q
period 2017-09-30
SBT Bancorp, Inc.
filed 2017-11-14
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 26, 2017, the registrant had 1,373,118 shares of its Common Stock, no par value per share, outstanding.

SBT Bancorp, Inc. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share amounts)

	9/30/17	12/31/16
	(Unaudited)
ASSETS
Cash and due from banks	$8,209	$10,976
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	27,119	9,786
Money market mutual funds	24	95
Federal funds sold	150	150
Cash and cash equivalents	35,502	21,007

Certificates of deposit	1,250	1,250

Investments in available-for-sale securities, at fair value	54,647	58,728
Federal Home Loan Bank stock, at cost	861	2,896

Loans held-for-sale	4,289	2,801

Loans	402,893	409,164
Less: allowance for loan losses	4,077	3,753
Loans, net	398,816	405,411

Premises and equipment, net	1,948	1,905
Accrued interest receivable	1,272	1,301
Bank-owned life insurance	9,310	9,130
Other assets	6,355	5,570
Total assets	$514,250	$509,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$127,156	$134,341
Savings and NOW deposits	271,384	212,835
Time deposits	69,088	66,588
Total deposits	467,628	413,764

Securities sold under agreements to repurchase	2,862	2,694
Federal Home Loan Bank advances	2,318	54,058
Long-term subordinated debt	7,274	7,252
Other liabilities	2,292	1,944
Total liabilities	482,374	479,712
Stockholders' equity:
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 1,373,532 shares and 1,373,118 shares, respectively, at September 30, 2017 and 1,372,394 shares and 1,371,980 shares, respectively, at December 31, 2016	19,168	19,133
Retained earnings	13,106	12,017
Treasury stock, 414 shares	(7)	(7)
Unearned compensation-restricted stock awards	(192)	(293)
Accumulated other comprehensive loss	(199)	(563)
Total stockholders' equity	31,876	30,287
Total liabilities and stockholders' equity	$514,250	$509,999

See accompanying notes to the unaudited consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except for share and per share amounts)

	For the three months ended		For the nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Interest and dividend income:
Interest and fees on loans	$3,949	$3,433	$11,421	$9,814
Investment securities	330	359	1,011	1,130
Interest-bearing deposits	137	26	196	65
Total interest and dividend income	4,416	3,818	12,628	11,009
Interest expense:
Interest on deposits	415	271	954	619
Interest on securities sold under agreements to repurchase	2	2	5	5
Interest on Federal Home Loan Bank advances	52	36	260	134
Interest on long-term subordinated debt	137	137	406	379
Total interest expense	606	446	1,625	1,137
Net interest and dividend income	3,810	3,372	11,003	9,872

Provision for loan losses	235	305	570	606

Net interest and dividend income after provision for loan losses	3,575	3,067	10,433	9,266
Noninterest income:
Service charges on deposit accounts	86	98	269	278
(Loss) gain on sales of available-for-sale securities, net of writedowns	(1)	23	(2)	93
Other service charges and fees	215	293	636	733
Increase in cash surrender value of life insurance policies	60	64	180	177
Mortgage banking activities, net	444	648	982	898
Investment services fees and commissions	69	53	143	133
Other income	21	11	93	41
Total noninterest income	894	1,190	2,301	2,353
Noninterest expense:
Salaries and employee benefits	1,823	1,949	5,263	5,700
Occupancy expense	322	387	1,067	1,147
Equipment expense	145	111	375	317
Advertising and promotions	148	213	453	508
Forms and supplies	27	86	84	160
Professional fees	166	142	564	345
Directors’ fees	57	53	168	160
Correspondent charges	74	83	223	228
FDIC assessment	107	70	325	223
Data processing	244	219	698	628
Internet banking costs	71	75	161	221
Other expenses	438	338	1,162	1,001
Total noninterest expense	3,622	3,726	10,543	10,638
Income before income taxes	847	531	2,191	981
Income tax provision	245	100	519	93
Net income	$602	$431	$1,672	$888
Net income available to common stockholders	$602	$431	$1,672	$888
Weighted average shares outstanding, basic	1,359,549	1,352,263	1,358,913	1,350,725
Earnings per common share, basic	$0.44	$0.32	$1.23	$0.66
Weighted average shares outstanding, assuming dilution	1,364,293	1,354,362	1,362,349	1,352,887
Earnings per common share, assuming dilution	$0.44	$0.32	$1.23	$0.66

Dividends declared per common share	$0.15	$0.14	$0.43	$0.42

See accompanying notes to the unaudited consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$602	$431	$1,672	888
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain/loss on securities available-for-sale	92	(186)	552	1,270
Reclassification adjustment for realized losses (gains) in net income	1	(23)	2	(93)
Other comprehensive income (loss), before tax	93	(209)	554	1,177
Income tax (expense) benefit	(33)	72	(190)	(401)
Other comprehensive income (loss), net of tax	60	(137)	364	776
Comprehensive income	$662	$294	$2,036	$1,664

See accompanying notes to the unaudited consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (Unaudited)
(Dollars in thousands)

				Unearned	Accumulated
				Compensation-	Other
	Common	Retained	Treasury	Restricted	Comprehensive
	Stock	Earnings	Stock	Stock Awards	(Loss) Income	Total
Balance, December 31, 2015	$18,856	$11,288	$(7)	$(206)	$(189)	$29,742
Net income	-	888	-	-	-	888
Other comprehensive income, net of tax	-	-	-	-	776	776
Stock-based compensation	14	-	-	99	-	113
Forfeited restricted stock awards	(12)	-	-	12	-	-
Common stock issued	29	-	-	-	-	29
Dividends declared on common stock ($.42 per share)	-	(567)	-	-	-	(567)
Balance September 30, 2016	$18,887	$11,609	$(7)	$(95)	$587	$30,981

Balance, December 31, 2016	$19,133	$12,017	$(7)	$(293)	$(563)	$30,287
Net income	-	1,672	-	-	-	1,672
Other comprehensive income, net of tax	-	-	-	-	364	364
Stock-based compensation	7	-	-	101	-	108
Common stock issued	28	1	-	-	-	29
Dividends declared on common stock ($.43 per share)	-	(584)	-	-	-	(584)
Balance, September 30, 2017	$19,168	$13,106	$(7)	$(192)	$(199)	$31,876

See accompanying notes to the unaudited consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	9/30/2017	9/30/2016
Cash flows from operating activities:
Net income	$1,672	$888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net	247	279
Loss (gain) on available-for-sale securities, net of writedowns	2	(93)
Change in deferred origination costs, net	73	(107)
Provision for loan losses	570	606
Loans originated for sale	(56,793)	(73,391)
Proceeds from sales of loans originated for sale	56,027	68,534
Gain on sales of loans	(722)	(1,214)
Loss on sale of other real estate owned	13	-
Depreciation and amortization	317	284
Amortization of long-term subordinated debt issuance costs	22	22
Increase in other assets	(671)	(358)
Decrease (increase) in interest receivable	29	(89)
(Increase) decrease in taxes receivable	(304)	107
Increase in cash surrender value of bank owned life insurance	(180)	(177)
Stock-based compensation	108	113
Disposal of fixed assets	55	11
Increase in other liabilities	359	159
Decrease in interest payable	(11)	(56)

Net cash provided by (used in) operating activities	813	(4,482)

Cash flows from investing activities:
Purchases of certificates of deposit	-	(250)
Purchases of available-for-sale securities	(2,772)	(6,103)
Proceeds from maturities of available-for-sale securities	7,158	13,009
Proceeds from sales of available-for-sale securities	-	1,991
Purchases of Federal Home Loan Bank stock	(1,618)	(1,772)
Redemption of Federal Home Loan Bank stock	3,653	1,842
Loan originations and principal collections, net	5,370	(32,580)
Loans purchased	-	(36,880)
Recoveries of loans previously charged off	12	7
Proceeds from sale of other real estate owned	557	-
Purchase of bank-owned life insurance	-	(1,500)
Capital expenditures	(415)	(871)

Net cash provided by (used in) investing activities	11,945	(63,107)

SBT BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)

(continued)

	For the nine months ended
	9/30/2017	9/30/2016
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	51,364	52,202
Net increase in time deposits	2,500	7,821
Net increase in securities sold under agreements to repurchase	168	1,278
Net change in short-term Federal Home Loan Bank (FHLB) advances	(52,000)	(2,500)
Proceeds from long-term FHLB advances	260	-
Proceeds from issuance of common stock	29	29
Increase in subordinated debt issuance fees	-	(7)
Dividends paid - common stock	(584)	(567)

Net cash provided by financing activities	1,737	58,256

Net increase (decrease) in cash and cash equivalents	14,495	(9,333)
Cash and cash equivalents at beginning of period	21,007	28,890
Cash and cash equivalents at end of period	$35,502	$19,557

Supplemental disclosures of cash flow information:
Interest paid	$1,614	$1,193
Income taxes paid	823	200
Supplemental disclosures of non-cash transactions:
Loans transferred to other real estate owned	570	-

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

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2017, the Company maintained a stock-based employee compensation plan. The Company recognizes the cost resulting from all share-based payment transactions in the consolidated financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements. During the nine months ended September 30, 2017, the Company recognized $108 thousand in stock-based employee compensation expense. During the nine months ended September 30, 2016, the Company recognized $113 thousand in stock-based employee compensation expense.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires entities to present separately in other comprehensive income that portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It also requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. The ASU will take effect for public companies for fiscal years beginning after December 15, 2017. The Company has no equity investments at the report date, therefore management believes there will be no material impact to the consolidated financial statements upon adoption.

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

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU’s objectives are (1) to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) to reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as formal hedging relationships and therefore does not utilize hedge accounting. However, the Company is currently evaluating this ASU to determine whether its provisions will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

In May 2014, the the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The FASB and the International Accounting Standards Board (the “IASB”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company's current evaluation indicates that the new standard will not impact the timing or measurement of its revenue recognition. The Company continues to evaluate the presentation of certain costs as either operating expenses or net against noninterest income; consequently, there may be an insignificant change in the consolidated financial statements for the presentation of these costs. Overall, the Company does not expect the new accounting standard to have a material impact on its consolidated financial statements.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2017.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value at September 30, 2017 and December 31, 2016.

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

The following summarizes assets measured at fair value at September 30, 2017 and December 31, 2016.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2017:
Debt securities issued by U.S. government corporations and agencies	$4,518	$-	$4,518	$-
Obligations of states and municipalities	13,872	-	13,872	-
Mortgage-backed securities	35,365	-	35,365	-
SBA loan pools	892	-	892	-
Totals	$54,647	$-	$54,647	$-

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$4,253	$-	$4,253	$-
Obligations of states and municipalities	14,352	-	14,352	-
Mortgage-backed securities	39,140	-	39,140	-
SBA loan pools	983	-	983	-
Totals	$58,728	$-	$58,728	$-

Under certain circumstances, the Company makes adjustments to fair value for its assets and liabilities although these assets and liabilities are not measured at fair value on an ongoing basis. There were no significant assets or liabilities at December 31, 2016 that were measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded. The following table presents assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2017 for which a nonrecurring change in fair value has been recorded.

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
September 30, 2017:
Impaired Loans	$96	$-	$-	$96

	$96	$-	$-	$96

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$35,502	$35,502	$-	$-	$35,502
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	54,647	-	54,647	-	54,647
Federal Home Loan Bank stock	861	-	861	-	861
Loans held-for-sale	4,289	-	-	4,350	4,350
Loans, net	398,816	-	-	395,705	395,705
Mortgage servicing rights	2,157	-	-	4,043	4,043
Accrued interest receivable	1,272	1,272	-	-	1,272
Bank owned life insurance	9,310	-	9,310	-	9,310
Derivative assets	90	-	-	90	90

Financial liabilities:
Deposits	467,628	386,269	68,855	-	455,124
Securities sold under agreements to repurchase	2,862	-	2,862	-	2,862
Federal Home Loan Bank advances	2,318	-	2,044	-	2,044
Long-term subordinated debt	7,274	-	7,291	-	7,291
Derivative liabilities	57	-	-	57	57

	December 31, 2016
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,007	$21,007	$-	$-	$21,007
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	58,728	-	58,728	-	58,728
Federal Home Loan Bank stock	2,896	-	2,896	-	2,896
Loans held-for-sale	2,801	-	-	2,818	2,818
Loans, net	405,411	-	-	401,008	401,008
Mortgage servicing rights	1,996	-	-	2,432	2,432
Accrued interest receivable	1,301	1,301	-	-	1,301
Bank owned life insurance	9,130	-	9,130	-	9,130

Financial liabilities:
Deposits	413,764	347,176	66,504	-	413,680
Securities sold under agreements to repurchase	2,694	-	2,694	-	2,694
Federal Home Loan Bank advances	54,058	-	53,767	-	53,767
Long-term subordinated debt	7,252	-	7,268	-	7,268

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

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended
	9/30/17	9/30/16
	(In Thousands, except share and per share data)
Basic earnings per share computation:
Net income available to common shareholders	$602	$431

Weighted average shares outstanding, basic	1,359,549	1,352,263

Basic earnings per share	$0.44	$0.32

Diluted earnings per share computation:
Net income available to common shareholders	$602	$431

Weighted average shares outstanding, before dilution	1,359,549	1,352,263
Dilutive potential shares	4,744	2,099
Weighted average shares outstanding, assuming dilution	1,364,293	1,354,362

Diluted earnings per share	$0.44	$0.32

	For the nine months ended
	9/30/17	9/30/16
	(In Thousands, except share and per share data)
Basic earnings per share computation:
Net income available to common shareholders	$1,672	$888

Weighted average shares outstanding, basic	1,358,913	1,350,725

Basic earnings per share	$1.23	$0.66

Diluted earnings per share computation:
Net income available to common shareholders	$1,672	$888

Weighted average shares outstanding, before dilution	1,358,913	1,350,725
Dilutive potential shares	3,436	2,162
Weighted average shares outstanding, assuming dilution	1,362,349	1,352,887

Diluted earnings per share	$1.23	$0.66

NOTE 6 – INVESTMENT SECURITIES

The following tables summarize the amounts and distribution of the Company’s investment securities held as of September 30, 2017 and December 31, 2016:

	INVESTMENT PORTFOLIO
	(Dollars In Thousands)

	September 30, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by U.S. government corporations and agencies
Due within one year	$2,000	$-	1	1,999	1.26%
Due after one to five years	2,516	7	4	2,519	1.69%
Total U.S. government corporations and agencies	4,516	7	5	4,518	1.50%
Obligations of states and municipalities
Due within one year	-	-	-	-	-%
Due after one to five years	1,679	18	-	1,697	1.78%
Due after five to ten years	8,455	89	39	8,505	1.75%
Due after ten to fifteen years	3,601	70	1	3,670	2.43%
Total obligations of states and municipalities	13,735	177	40	13,872	1.93%
Mortgage-backed securities
Due after one to five years	746	4	4	746	1.57%
Due after five to ten years	6,192	15	44	6,163	2.03%
Due after ten to fifteen years	17,386	10	254	17,142	2.20%
Due beyond fifteen years	11,491	15	192	11,314	2.46%
Total mortgage-backed securities	35,815	44	494	35,365	2.24%
SBA loan pools
Due after five to ten years	881	11	-	892	2.79%
Total SBA loan pools	881	11	-	892	2.79%

Total available-for-sale securities	$54,947	$239	$539	$54,647	2.11%

	INVESTMENT PORTFOLIO
	(Dollars In Thousands)

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
Debt securities issued by U.S. government corporations and agencies
Due within one year	$1,000	$1	$-	$1,001	1.00%
Due after one to five years	3,250	6	4	3,252	1.24%
Total obligations of states and municipalities	4,250	7	4	4,253	1.18%
Obligations of states and municipalities
Due after one to five years	250	1	-	251	4.00%
Due after five to ten years	6,253	100	41	6,312	2.91%
Due after ten to fifteen years	7,417	78	100	7,395	2.76%
Due beyond fifteen years	389	5	-	394	3.30%
Total obligations of states and municipalities	14,309	184	141	14,352	2.86%
Mortgage-backed securities
Due after one to five years	718	7	4	721	2.25%
Due after five to ten years	3,480	13	21	3,472	1.80%
Due after ten to fifteen years	20,272	9	539	19,742	1.69%
Due beyond fifteen years	15,580	11	386	15,205	2.00%
Total mortgage-backed securities	40,050	40	950	39,140	1.83%
SBA loan pools
Due after five to ten years	973	13	3	983	3.30%
Total SBA loan pools	973	13	3	983	3.30%

Total available-for-sale securities	$59,582	$244	$1,098	$58,728	2.33%

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other than temporarily impaired, were as follows as of September 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2017:
Debt securities issued by U.S. Government corporations and agencies	$1,746	$4	$499	$1	$2,245	$5
Obligations of states and municipalities	1,840	29	489	11	2,329	40
Mortgage-backed securities	18,655	218	11,809	250	30,464	468
Total temporarily impaired securities	22,241	251	12,797	262	35,038	513

Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	130	26	130	26
Total temporarily impaired and other-than-temporarily impaired securities	$22,241	$251	$12,927	$288	$35,168	$539

December 31, 2016:
Debt securities issued by U.S. Government corporations and agencies	$1,246	$4	$-	$-	$1,246	$4
SBA loan pools	743	3	-	-	-	743
Obligations of states and municipalities	5,934	141	-	-	5,934	141
Mortgage-backed securities	32,817	788	2,890	136	35,707	924
Total temporarily impaired securities	40,740	936	2,890	136	43,630	1,072

Other-than-temporarily impaired securities:
Mortgage-backed securities	9	-	158	26	167	26
Total temporarily impaired and other-than-temporarily impaired securities	$40,749	$936	$3,048	$162	$43,797	$1,098

The securities in the Company’s investment portfolio that were temporarily impaired as of September 30, 2017 consisted of debt securities issued by states of the United States, political subdivisions of the states, and U.S. government corporations and agencies as well as mortgage-backed securities. The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis. The gross unrealized losses are primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As the Company has the ability and intent to hold securities for the foreseeable future, and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, no declines are deemed to be other than temporary, unless otherwise noted above.

During the three and nine months ended September 30, 2017, there were no sales of available-for-sale securities.

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

NOTE 7 – LOAN INFORMATION

Loans consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In Thousands)
Real estate - residential	$138,928	$143,212
Real estate - commercial	76,875	79,629
Real estate - municipal	9,294	8,733
Real estate - residential construction and land development	1,472	2,932
Real estate - commercial construction and land development	20,390	15,960
Home equity	48,267	48,876
Commercial and industrial	77,949	69,254
Municipal	2,924	4,215
Consumer	25,425	34,911
Total loans	401,524	407,722
Allowance for loan losses	(4,077)	(3,753)
Deferred costs, net	1,369	1,442
Net loans	$398,816	$405,411

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

General component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, home equity, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the three and nine months ended September 30, 2017.

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

The following tables present activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017 and September 30, 2016:

	Real Estate:
	Residential	Commercial	Construction & Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In Thousands)
September 30, 2017:
Allowance for loan losses:
Beginning balance	$990	$1,076	$258	$381	$1,010	$181	$28	$3,924
Charge-offs	-	-	-	-	(74)	(10)	-	(84)
Recoveries	-	-	-	-	2	-	-	2
Provision (benefit)	8	90	7	(6)	108	(7)	35	235
Ending balance	$998	$1,166	$265	$375	$1,046	$164	$63	$4,077

	Real Estate:
	Residential	Commercial	Construction & Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In Thousands)
September 30, 2016:
Allowance for loan losses:
Beginning balance	$1,065	$862	$258	$325	$576	$240	$3	$3,329
Charge-offs	-	-	-	-	-	(5)	-	(5)
Recoveries	1	-	-	-	1	-	-	2
Provision (benefit)	3	85	41	8	103	61	4	305
Ending balance	$1,069	$947	$299	$333	$680	$296	$7	$3,631

The following tables present activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017 and September 30, 2016:

	Real Estate:
	Residential	Commercial	Construction & Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In Thousands)
September 30, 2017:
Allowance for loan losses:
Beginning balance	$1,057	$1,044	$212	$346	$824	$249	$21	$3,753
Charge-offs	(36)	-	-	(99)	(82)	(41)	-	(258)
Recoveries	-	-	-	-	10	2	-	12
Provision (benefit)	(23)	122	53	128	294	(46)	42	570
Ending balance	$998	$1,166	$265	$375	$1,046	$164	$63	$4,077

	Real Estate:
	Residential	Commercial	Construction & Land Development	Home Equity	Commerical & Industrial	Consumer	Unallocated	Total
	(In Thousands)
September 30, 2016:
Allowance for loan losses:
Beginning balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028
Charge-offs	-	-	-	-	-	(10)	-	(10)
Recoveries	1	-	-	-	2	4	-	7
Provision (benefit)	3	241	(25)	2	280	145	(40)	606
Ending balance	$1,069	$947	$299	$333	$680	$296	$7	$3,631

The following tables set forth information regarding loans and the allowance for loan losses by portfolio segment as of September 30, 2017 and December 31, 2016:

	Real Estate:
			Construction and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
	(In Thousands)
September 30, 2017:
Allowance for loan losses
Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$82	$-	$-	$82
Ending balance: Collectively evaluated for impairment	998	1,166	265	375	964	164	63	3,995
Total allowance for loan losses ending balance	$998	$1,166	$265	$375	$1,046	$164	$63	$4,077

Loans:
Ending balance: Individually evaluated for impairment	$-	$1,059	$-	$-	1,042	$-	$-	$2,101
Ending balance: Collectively evaluated for impairment	138,928	85,110	21,862	48,267	79,831	25,425	-	399,423
Total loans ending balance	$138,928	$86,169	$21,862	$48,267	$80,873	$25,425	$-	$401,524

	Real Estate:
	Residential	Commercial	Construction and Land Development	Home Equity	Commercial & Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2016:
Allowance for loan losses:
Ending balance: Individually evaluated for impairment	$-	$-	$-	$-	$1	$-	$-	$1
Ending balance: Collectively evaluated for impairment	1,057	1,044	212	346	823	249	21	3,752
Total allowance for loan losses ending balance	$1,057	$1,044	$212	$346	$824	$249	$21	$3,753

Loans:
Ending balance: Individually evaluated for impairment	$-	$1,150	$222	$-	$415	$-	$-	$1,787
Ending balance: Collectively evaluated for impairment	143,212	87,212	18,670	48,876	73,054	34,911	-	405,935
Total loans ending balance	$143,212	$88,362	$18,892	$48,876	$73,469	$34,911	$-	$407,722

The following tables present the Company’s loans by risk rating as of September 30, 2017 and December 31, 2016:

	Real Estate
			Construction & Land		Commercial
	Residential	Commercial	Development	Home Equity	& Industrial	Consumer	Total
	(In Thousands)
September 30, 2017:
Grade:
Pass	$-	$75,587	$20,390	$-	$77,683	$-	$173,660
Special mention	-	1,905	-	-	163	-	2,068
Substandard	1,237	8,677	-	140	3,027	-	13,081
Loans not formally rated	137,691	-	1,472	48,127	-	25,425	212,715
Total	$138,928	$86,169	$21,862	$48,267	$80,873	$25,425	$401,524

December 31, 2016:
Grade:
Pass	$-	$79,800	$15,738	$-	$71,939	$-	$167,477
Special mention	-	5,900	-	-	324	-	6,224
Substandard	1,947	2,662	222	319	1,206	-	6,356
Loans not formally rated	141,265	-	2,932	48,557	-	34,911	227,665
Total	$143,212	$88,362	$18,892	$48,876	$73,469	$34,911	$407,722

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

Risk Rating 3.75 (Technically Deficient) – Loans in this category have all of the attributes of risk ratings 1, 2, 3, or 3.5. However, the borrower is technically in default due to the lack of current financial statements and/or other required financial information.

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

Loans not formally rated include residential, home equity and consumer loans. As of September 30, 2017, $212.7 million of the total residential, home equity and consumer loan portfolio of $214.1 million was not formally rated. As of December 31, 2016, $227.7 million of the total residential, home equity and consumer loan portfolio of $229.9 million was not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage residential loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. Total non-accrual and delinquent loans as of September 30, 2017 were 0.48% of total loans outstanding compared to 1.07% of total loans outstanding as of December 31, 2016. The Company’s allowance for loan losses as of September 30, 2017 was 1.01% of total loans compared to 0.92% of total loans as of December 31, 2016.

An age analysis of past-due loans, segregated by class of loans, as of September 30, 2017 and December 31, 2016 is as follows:

							90 Days or
			90 Days				More Past
	30-59 Days	60-89 Days	or More	Total	Total	Total	Due and	Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Loans
	(In Thousands)
September 30, 2017:
Real estate:
Residential	$142	$-	$898	$1,040	$137,888	$138,928	$-	$1,237
Commercial	-	-	-	-	76,875	76,875	-	-
Municipal	-	-	-	-	9,294	9,294	-	-
Construction and land development	-	-	-	-	21,862	21,862	-	-
Home equity	102	75	-	177	48,090	48,267	-	140
Commercial and industrial	-	-	209	209	77,740	77,949	-	209
Municipal	-	-	-	-	2,924	2,924	-	-
Consumer	75	7	12	94	25,331	25,425	-	12
Total	$319	$82	$1,119	$1,520	$400,004	$401,524	$-	$1,598

December 31, 2016:
Real estate:
Residential	$-	$297	$1,811	$2,108	$141,104	$143,212	$-	$1,947
Commercial	-	-	1,150	1,150	78,479	79,629	-	1,150
Municipal	-	-	-	-	8,733	8,733	-	-
Construction and land development	-	-	222	222	18,670	18,892	-	222
Home equity	-	219	169	388	48,488	48,876	-	248
Commercial and industrial	767	42	415	1,224	68,030	69,254	-	415
Municipal	-	-	-	-	4,215	4,215	-	-
Consumer	114	43	1	158	34,753	34,911	-	70
Total	$881	$601	$3,768	$5,250	$402,472	$407,722	$-	$4,052

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 for which the Company has measured impairment on a loan-by-loan basis is as follows as of and for the nine months ended September 30, 2017 and as of and for the year ended December 31, 2016:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
September 30, 2017:
With no related allowance recorded:
Real Estate:
Commercial	$1,059	$1,059	$-	$1,081	$38
Commerical and industrial	946	946	-	984	27
Total impaired with no related allowance	2,005	2,005	-	2,065	65

With an allowance recorded:
Real Estate:
Commercial	-	-	-	-	-
Commerical and industrial	96	96	82	52	1
Total impaired with an allowance recorded	96	96	82	52	1

Total
Real Estate:
Commercial	1,059	1,059	-	1,081	38
Commerical and industrial	1,042	1,042	82	1,036	28
Total impaired loans	$2,101	$2,101	$82	$2,117	$66

December 31, 2016:
With no related allowance recorded:
Real Estate:
Commercial	$1,150	$1,150	$-	$3,029	$272
Residential & commercial construction and land development	222	222	-	222	4
Commercial and industrial	134	134	-	135	4
Total impaired with no related allowance	1,506	1,506	-	3,386	280

With an allowance recorded:
Real Estate:
Commercial and industrial	281	281	1	321	-
Total impaired with an allowance recorded	281	281	1	321	-

Total
Real Estate:
Commercial	1,150	1,150	-	3,029	272
Residential & commercial construction and land development	222	222	-	222	4
Commercial and industrial	415	415	1	456	4
Total impaired loans	$1,787	$1,787	$1	$3,707	$280

The Bank’s TDRs are determined by management. TDRs may include all accrued interest, late charges, title and recording fees, and attorneys’ fees being added back to the pre-modification balance. In addition, rates and terms of the loans may have changed. There were no loans modified as a troubled debt restructuring during the three and nine months ended September 30, 2017.

As of September 30, 2017, there were no foreclosed residential real estate property held by the Company. There were three consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure according to local requirements of the applicable jurisdiction at September 30, 2017. The aggregate balance of the loans in the process of foreclosure was approximately $764 thousand at September 30, 2017.

There was one loan modified as a TDR during the year ended December 31, 2016. The loan, with a principal balance of $179 thousand, was extended to reduce the risk of the borrower defaulting on outstanding loans held by the borrower’s business interests. The loan was deemed uncollectible and charged off prior to December 31, 2016.

The balance of mortgage servicing rights (net) included in other assets at September 30, 2017 was approximately $2.2 million compared to approximately $2.0 million at December 31, 2016. Mortgage servicing rights of $207 thousand and $334 thousand were capitalized for the three months ended September 30, 2017 and September 30, 2016, respectively. Amortization of mortgage servicing rights was $78 thousand and $199 thousand for the three months ended September 30, 2017 and September 30, 2016, respectively. The fair value of these rights was $4.0 million and $2.1 million as of September 30, 2017 and December 31, 2016, respectively.

The Company uses a third party vendor to provide services related to its of its valuation of mortgage servicing rights, mortgage servicing rights impairment, and amortization of those rights. During the three months ended September 30, 2017, the Company switched third party vendors, and thus valuation methodologies, to value its mortgage servicing rights, mortgage servicing rights impairment, and amortization. The Company does not expect any adverse financial impact from changing valuation methodologies or utilization of the new vendor assumptions of external market factors.

Mortgage servicing rights of $493 thousand and $743 thousand were capitalized for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The Company includes capitalized mortgage servicing rights as part of the recognized gains on sales of mortgages. The total recognized gains on sales of mortgages, net (net of costs, including direct and indirect origination costs), were $444 thousand and $607 thousand for the three months ended September 30, 2017 and 2016, respectively. The total recognized gains on sales of mortgages, net (net of costs, including direct and indirect origination costs), were $982 thousand and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Other significant amounts included in mortgage banking activities, net on the consolidated statements of income for the three months ended September 30, 2017 were $204 thousand of servicing fee income, amortization of mortgage servicing rights of $78 thousand, and a decrease in the valuation allowance of $45 thousand. Other significant amounts included in mortgage banking activities, net on the consolidated statements of income for the three months ended September 30, 2016 were $169 thousand of servicing fee income, amortization of mortgage servicing rights of $199 thousand, and an increase in the valuation allowance of $88 thousand.

Other significant amounts included in mortgage banking activities, net on the consolidated statements of income for the nine months ended September 30, 2017 were $592 thousand of servicing fee income, amortization of mortgage servicing rights of $493 thousand, and a decrease in the valuation allowance of $161 thousand. Other significant amounts included in mortgage banking activities, net on the consolidated statements of income for the nine months ended September 30, 2016 were $468 thousand of servicing fee income, amortization of mortgage servicing rights of $538 thousand, and an increase in the valuation allowance of $145 thousand.

The following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
Balance, beginning of period	$90	$253	$206	$20
Additions	-	-	-	145
Reductions	(45)	(88)	(161)	-
Balance, end of period	$45	$165	$45	$165

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $339.4 million and $303.4 million as of September 30, 2017 and December 31, 2016, respectively.

Management uses derivative financial instruments in connection with the Bank’s risk management activities and to accommodate the needs of the Bank’s customers. The Bank enters into interest rate lock commitments with borrowers and forward sales commitments with investors.

Mortgage banking derivatives are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held-for-sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to borrowers. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market interest rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and possibly resulting in a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which the Company agrees to deliver whole mortgage loans to investors. Mandatory forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans that it has committed to sell.

As of September 30, 2017 and December 31, 2016, the Company did not have interest in any derivative financial instruments designated as formal hedging relationships. The Company’s free-standing derivative financial instruments are required to be carried at their fair value on the Company’s consolidated statements of condition.  These financial instruments have been limited to interest rate lock commitments and forward delivery sale commitments. The fair value of these derivatives was not material at September 30, 2017 and December 31, 2016.

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

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the reclassification disclosure for the three and nine months ended September 30, 2017 and 2016:

Three months ended:	9/30/2017	9/30/2016
	( In Thousands)
Net change in unrealized holding gain/loss on securities available-for-sale	$92	$(186)
Reclassification adjustment for realized losses (gains) in net income (1)	1	(23)
Other comprehensive income (loss) before tax	93	(209)
Income tax (expense) benefit	(33)	72
Other comprehensive income (loss), net of tax	$60	$(137)

Nine months ended:	9/30/2017	9/30/2016
	( In Thousands)
Net change in unrealized holding gain/loss on securities available-for-sale	$552	$1,270
Reclassification adjustment for realized losses (gains) in net income (1)	2	(93)
Other comprehensive income before tax	554	1,177
Income tax expense	(190)	(401)
Other comprehensive income, net of tax	$364	$776

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

Accumulated other comprehensive loss as of September 30, 2017 and December 31, 2016 consists entirely of net unrealized loss on available-for-sale securities, net of taxes.

NOTE 10 - SUBSEQUENT EVENTS

On October 2, 2017, the Company announced that because its common stock is currently held by fewer than 1,200 holders of record and is expected to remain held by  fewer than 1,200 holders of record as of January 1, 2018, it plans to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by filing a Form 15 with the U.S. Securities and Exchange Commission (“SEC”) in early January 2018.

Upon filing the Form 15 with the SEC in early January 2018, the obligations of the Company to file certain periodic reports, including Forms 10-K, 10-Q and 8-K, will be immediately suspended except that the Company will file a Form 10-K for its fiscal year ending December 31, 2017 on or before March 31, 2018.

The Company intends to continue to provide shareholders with financial information on a quarterly and annual basis through its website: www.simsburybank.com. In addition, both the Company and the Bank will continue to provide semi-annual and quarterly financial reports to the Federal Reserve and the FDIC, as required, and intend to continue to meet all applicable auditing standards as a regulated financial institution.

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

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a better understanding of the significant changes and trends related to the Company’s financial condition, results of operations, liquidity and capital resources. The discussion should be read in conjunction with the unaudited consolidated financial statements of the Company for the nine months ended September 30, 2017. All adjustments that, in the opinion of management, are necessary in order to make the unaudited consolidated financial statements for the nine months ended September 30, 2017 not misleading have been made.

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

Disclosure of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There are no material changes to the Company’s significant accounting policies from those disclosed on Form 10-K for the year ended December 31, 2016. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management. One of these significant policies relates to the determination of the allowance for loan losses. See the heading “Provision for Loan Losses” below for further details about the Bank’s current provision.

On October 2, 2017, the Company announced that because its common stock is currently held by fewer than 1,200 holders of record and is expected to remain held by  fewer than 1,200 holders of record as of January 1, 2018, it plans to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by filing a Form 15 with the U.S. Securities and Exchange Commission (“SEC”) in early January 2018.

Upon filing the Form 15 with the SEC in early January 2018, the obligations of the Company to file certain periodic reports, including Forms 10-K, 10-Q and 8-K, will be immediately suspended except that the Company will file a Form 10-K for its fiscal year ending December 31, 2017 on or before March 31, 2018.

The Company intends to continue to provide shareholders with financial information on a quarterly and annual basis through its website: www.simsburybank.com. In addition, both the Company and the Bank will continue to provide semi-annual and quarterly financial reports to the Federal Reserve and the FDIC, as required, and intend to continue to meet all applicable auditing standards as a regulated financial institution.

Overview

For the nine months ended September 30, 2017, net income amounted to $1.7 million, or $1.23 per diluted share. This compares to net income of $888 thousand, or $0.66 per diluted share, for the nine months ended September 30, 2016. Total assets as of September 30, 2017 were $514 million compared to $510 million as of December 31, 2016.

Key financial highlights for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 include total asset growth since September 30, 2016 of $9.3 million or 1.8%, and net loan growth of $6.2 million or 1.6%, over the last 12 months. Deposits increased in the same 12 month period by $34.9 million primarily due to a $31.8 million increase in savings and NOW accounts, and a $4.0 million increase in time deposits, which were partially offset by a decrease in demand deposits of $844 thousand. When compared to December 31, 2016, net loans decreased by $6.6 million or 1.6%, for the nine months ended September 30, 2017. When compared to December 31, 2016, deposits increased $53.9 million, or 13.0% for the nine months ended September 30, 2017.

For the three months ended September 30, 2017, net income amounted to $602 thousand compared to $431 thousand for the three months ended September 30, 2016. For the third quarter of 2017, the Company’s basic and diluted earnings per share were $0.44, an increase of $0.12 per share compared to basic and diluted earnings per share of $0.32 for the third quarter of 2016. Non-accrual loans decreased to $1.6 million as of September 30, 2017, which was 0.41% of total loans as of such date, from $3.1 million, or 0.78% of total loans, a year ago. Total non-accrual and delinquent loans decreased to 0.48% of total loans outstanding as of September 30, 2017 from 0.90% of total loans outstanding as of September 30, 2016. The Company’s allowance for loan losses was 1.01% of total loans at September 30, 2017 compared to 0.92% of total loans at December 31, 2016.

Total deposits as of September 30, 2017 were $467.6 million, an increase of $34.9 million, or 8.1%, from total deposits of $432.7 million a year ago. At September 30, 2017, 27.2% of total deposits were in non-interest bearing demand accounts, 58.0% were in low-cost savings and NOW accounts, and 14.8% were in time deposits. At September 30, 2017, the Company had 22,811 deposit accounts compared to 21,999 deposit accounts at September 30, 2016.

At September 30, 2017, total gross loans were $403 million compared to $396 million a year ago. Compared to September 30, 2016, commercial loans grew by $31.8 million, or 20.4%, residential mortgage loans decreased by $12.9 million, or 8.4%, and consumer loans decreased by $12.2 million or 14.2%.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $4.7 million in the third quarter of 2017 compared to $4.6 million a year ago due to an increase in interest income on loans of $516 thousand, which was partially offset by an increase in interest expense of $160 thousand and a decrease in mortgage banking activities, net, of $204 thousand. For the nine months ended September 30, 2017, total revenues were $13.3 million compared to $12.2 million for the nine months ended September 30, 2016.

The Company’s taxable-equivalent net interest margin (taxable-equivalent net interest and dividend income divided by average earning assets) was 3.04% and 3.03%, respectively, for the three and nine months ended September 30, 2017 as compared to 2.90% and 2.98%, respectively, for the comparable 2016 period. The Company’s yield on earning assets increased 25 basis points to 3.52% while its cost of funds increased 13 basis points to 0.66% for the third quarter of 2017 compared to the same period of 2016. For the nine months ended September 30, 2017, the Company’s yield on earning assets increased 15 basis points to 3.47% while its cost of funds increased 13 basis points to 0.61% when compared to the same period of 2016. The increase in cost of funds is primarily related to interest on savings and time deposits and Federal Home Loan Bank advances.

Total noninterest expenses for the third quarter of 2017 were $3.6 million, compared to $3.7 million for the third quarter of 2016. Total noninterest expenses for the nine months ended September 30, 2017 were $10.5 million, compared to $10.6 million for the nine months ended September 30, 2016.

Capital levels for the Bank on September 30, 2017 and December 31, 2016 were above those required to meet the regulatory “well-capitalized” designation.

	Capital Ratios
	September 30, 2017
	The Simsbury Bank
	and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.18%	5.00%
Tier 1 Risk-Based Capital Ratio	10.57%	8.00%
Common Equity Tier 1 Risk-Based Capital Ratio	10.57%	6.50%
Total Risk-Based Capital Ratio	11.69%	10.00%

	Capital Ratios
	December 31, 2016
	The Simsbury Bank
	and Trust Company, Inc.	Regulatory Standard for Well-Capitalized
Tier 1 Leverage Capital Ratio	7.46%	5.00%
Tier 1 Risk-Based Capital Ratio	10.65%	8.00%
Common Equity Tier 1 Risk-Based Capital Ratio	10.65%	6.50%
Total Risk-Based Capital Ratio	11.72%	10.00%

At September 30, 2017, the capital ratios of the Bank exceeded the minimum Basel III capital requirements. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized.” It is management’s goal to monitor and maintain adequate capital levels to continue to support asset growth and the expansion of the Bank and to continue its status as a well- capitalized institution. The Bank’s capital requirements are fully described in the “Capital Requirements” section under the heading “Financial Condition” in this Form 10-Q.

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

On a tax equivalent basis, net interest and dividend income after provision for loan losses plus noninterest income was $4.5 million for the quarter ended September 30, 2017 compared to $4.3 million for the quarter ended September 30, 2016. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, increased to 3.04% for the quarter ended September 30, 2017 from 2.90% for the quarter ended September 30, 2016. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, increased to 2.86% for the quarter ended September 30, 2017 from 2.74% for the quarter ended September 30, 2016. The Company’s cost of deposits and borrowings increased to 0.66% for the quarter ended September 30, 2017 from 0.53% for the quarter ended September 30, 2016.

On a tax equivalent basis, net interest and dividend income after provision for loan losses plus noninterest income was $13.0 million for the nine months ended September 30, 2017 compared to $11.8 million for the nine months ended September 30, 2016. The Company’s net interest margin, defined as the ratio of taxable equivalent net interest and dividend income to interest-earning assets or net yield on earning assets, was 3.03% for the nine months ended September 30, 2017 compared to 2.98% for the nine months ended September 30, 2016. The Company’s net interest spread, defined as the difference between the yield on earning assets and the cost of deposits and borrowings, increased to 2.86% for the nine months ended September 30, 2017 from 2.84% for the nine months ended September 30, 2016. The yield on interest earning assets for the nine months ended September 30, 2017 increased 15 basis points to 3.47% compared to the nine months ended September 30, 2016. The yield on interest earning assets for the three months ended September 30, 2017 increased 25 basis points to 3.52% compared to the three months ended September 30, 2016. The Company’s cost of deposits and borrowings increased to 0.61% for the nine months ended September 30, 2017 from 0.48% for the nine months ended September 30, 2016.

The following tables summarize the Company’s average balances, interest, average yields and net interest margin on a tax-equivalent basis:

NET INTEREST INCOME
(Dollars in thousands)

	For the three months ended 09/30/17			For the three months ended 9/30/16

	Average Balance (1)	Interest	Yield	Average Balance (1)	Interest	Yield
Federal funds sold & overnight deposits	$39,424	$132	1.34%	$14,193	$20	0.56%

Certificates of deposit	1,250	5	1.60%	1,500	6	1.60%
Investments (2)	59,374	364	2.45%	69,834	394	2.26%

Mortgage loans	146,309	1,260	3.44%	145,467	1,235	3.40%
Commercial loans	187,993	2,084	4.43%	159,138	1,635	4.11%
Consumer loans	75,378	639	3.39%	84,774	598	2.82%
Total loans (2)	409,680	3,983	3.89%	389,379	3,468	3.56%

Total interest-earning assets	509,728	$4,484	3.52%	474,906	$3,888	3.27%
Non-interest earning assets	24,322			24,312
Total assets	$534,050			$499,218

NOW deposits	$48,955	$11	0.09%	$44,362	$9	0.08%
Savings deposits	222,116	246	0.44%	192,760	125	0.26%
Certificates of deposit	68,810	158	0.92%	64,199	137	0.85%
Total interest bearing deposits	339,881	415	0.49%	301,321	271	0.36%

Securities sold under agreements to repurchase	2,999	2	0.27%	3,147	2	0.25%
Long-term subordinated debt	7,269	137	7.54%	7,240	137	7.57%
Federal Home Loan Bank advances	18,644	52	1.12%	26,772	36	0.54%

Total interest-bearing liabilities	368,793	$606	0.66%	338,480	$446	0.53%
Non-interest bearing liabilities	133,092			130,218
Total liabilities	501,885			468,698

Total shareholder equity	32,165			30,520
Total liabilities and shareholders' equity	$534,050			$499,218

Tax equivalent net interest income		$3,878			$3,442
Less: tax equivalent adjustments		$(68)			$(70)
Net interest income		$3,810			$3,372
Net interest spread			2.86%			2.74%
Net interest margin			3.04%			2.90%

(1)	Average balances presented are daily averages.
(2)

On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $68 thousand in 2017, and $70 thousand in 2016. Loan balances contain the book value carrying amount of nonaccrual loans.

	NET INTEREST INCOME
	(Dollars in thousands)

	For the nine months ended 09/30/17			For the nine months ended 09/30/16

	Average Balance (1)	Interest	Yield	Average Balance (1)	Interest	Yield
Federal funds sold & overnight deposits	$20,154	$181	1.20%	$11,373	$49	0.57%

Certificates of deposit	1,250	15	1.60%	1,446	16	1.48%
Investments (2)	61,252	1,115	2.43%	72,916	1,239	2.27%

Mortgage loans	148,372	3,808	3.42%	143,733	3,723	3.45%
Commercial loans	184,242	5,831	4.22%	145,360	4,563	4.19%
Consumer loans	78,444	1,903	3.23%	75,672	1,629	2.87%
Total loans (2)	411,058	11,542	3.74%	364,765	9,915	3.62%

Total interest-earning assets	493,714	$12,853	3.47%	450,500	$11,219	3.32%
Non-interest earning assets	23,557			22,625
Total assets	$517,271			$473,125

NOW deposits	$48,732	$34	0.09%	$43,463	$28	0.09%
Savings deposits	189,444	464	0.33%	167,630	256	0.20%
Certificates of deposit	67,852	456	0.90%	59,537	335	0.75%
Total interest bearing deposits	306,028	954	0.42%	270,630	619	0.30%

Securities sold under agreements to repurchase	2,700	5	0.25%	2,410	5	0.28%
Long-term subordinated debt	7,261	406	7.46%	7,233	379	6.99%
Federal Home Loan Bank advances	37,006	260	0.94%	36,255	134	0.49%

Total interest-bearing liabilities	352,995	$1,625	0.61%	316,528	$1,137	0.48%
Non-interest bearing liabilities	132,727			125,826
Total liabilities	485,722			442,354

Total shareholder equity	31,549			30,771
Total liabilities and shareholders' equity	$517,271			$473,125

Tax equivalent net interest income		$11,228			$10,082
Less: tax equivalent adjustments		$(225)			$(210)
Net interest income		$11,003			$9,872
Net interest spread			2.86%			2.84%
Net interest margin			3.03%			2.98%

(1)	Average balances presented are daily averages.
(2)

On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $225 thousand in 2017, and $210 thousand in 2016. Loan balances contain the book value carrying amount of nonaccrual loans.

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

	Three months ended September 30,
	2017 vs. 2016
	Increase (decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest on interest-bearing assets:
Federal funds sold & overnight deposits	$27	$85	$112
Certificates of deposit	-	(1)	(1)
Investments	35	(65)	(30)
Mortgage loans	18	7	25
Commercial loans	129	320	449
Consumer loans	121	(80)	41
Total interest income	330	267	596

Interest on interest-bearing liabilities:
NOW deposits	$1	$1	$2
Savings deposits	88	33	121
Certificates of deposit	10	11	21
Securities sold under agreements to repurchase	-	-	-
Subordinated debt	(1)	1	-
FHLB advances	39	(23)	16
Total interest expense	137	23	160

Net change in net interest income	$193	$243	$436

	Nine months ended September 30,
	2017 vs. 2016
	Increase (decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest on interest-bearing assets:
Federal funds sold & overnight deposits	$52	$80	$132
Certificates of deposit	1	(2)	(1)
Investments	88	(215)	(124)
Mortgage loans	(34)	119	85
Commercial loans	37	1,231	1,268
Consumer loans	207	67	274
Total interest income	353	1,280	1,634

Interest on interest-bearing liabilities:
NOW deposits	$2	$4	$6
Savings deposits	155	53	208
Certificates of deposit	65	56	121
Securities sold under agreements to repurchase	(1)	1	-
Subordinated debt	25	2	27
FHLB advances	121	5	126
Total interest expense	367	121	488

Net change in net interest income	$(13)	$1,159	$1,146

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

The Company recorded a $235 thousand provision for loan losses for the three months ended September 30, 2017 compared to $305 thousand for the three months ended September 30, 2016, a decrease of $70 thousand. The Company recorded a $570 thousand provision for loan losses for the nine months ended September 30, 2017 compared to $606 thousand for the nine months ended September 30, 2016, a decrease of $36 thousand. The provision was higher in the three and nine months ended September 30, 2016 when compared to the three and nine months ended September 30, 2017, consistent with higher levels of loan growth during those periods. The provision for the nine months ended September 30, 2017 was mainly driven by the charge-off of a residential loan relationship and the addition of a specific reserves on a commercial loan that was deemed impaired.

Each month, the Company reviews the allowance for loan losses and makes additional provisions to the allowance, as determined by the Company’s guidelines. The total allowance for loan losses at September 30, 2017 was $4.1 million or 1.01% of outstanding loans compared to $3.8 million or 0.92% of outstanding loans as of December 31, 2016. The Company recorded charge-offs of three loans in the amount of $84 thousand in the third quarter of 2017 and recorded charge-offs of two loans in the amount of $5 thousand in the third quarter of 2016. During the third quarter of 2017, the Company had seven recoveries totaling $2 thousand compared to three recoveries totaling $2 thousand for the third quarter of 2016. For the nine months ended September 30, 2017, the Company recorded charge-offs of eleven loans in the amount of $258 thousand compared to charge-offs of four loans in the amount of $10 thousand in the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the Company had twenty-one recoveries totaling $12 thousand compared to ten recoveries totaling $7 thousand for the nine months ended September 30, 2016. Management believes the allowance for loan losses is adequate.

Noninterest Income and Noninterest Expense

Total noninterest income (which is derived mainly from service and overdraft charges and mortgage banking activities) for the three months ended September 30, 2017 was $894 thousand compared to $1.2 million for the same period in the prior year. The decrease was mainly due to a decrease in mortgage banking activities, net in the amount of $204 thousand and a decrease in other service charges and fees of $78 thousand.

Total noninterest income (which is derived mainly from service and overdraft charges and mortgage banking activities) for the nine months ended September 30, 2017 was $2.3 million compared to $2.4 million for the same period in the prior year. The decrease was mainly due to a $97 thousand decrease in other fees and service charges and a $95 thousand decrease in gain on sale of available-for-sale securities. These decreases were partially offset by an $84 thousand increase in income from mortgage banking activities.

Total noninterest expense for the three months ended September 30, 2017 decreased $104 thousand to $3.6 million when compared to the same period in the prior year. The ratio of annualized operating expenses to average assets was 2.7% for the third quarter of 2017 compared to 3.2% for the third quarter of 2016. Salaries and employee benefits for the three months ended September 30, 2017 decreased $126 thousand when compared to the three months ended September 30, 2016, which was primarily driven by lower incentive compensation and fewer full time equivalent employees. Data processing expenses increased $25 thousand for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016. FDIC assessment increased $37 thousand for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016, which was primarily driven by higher loan balances and a change in the assessment formula adopted by the FDIC in the fourth quarter of 2016. Professional fees increased $24 thousand for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016, which was primarily driven by consulting and employment recruiting expenses.

Salaries and employee benefits comprised approximately 50% of total noninterest expense for the three months ended September 30, 2017 compared to 52% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 9% of noninterest expense for the three months ended September 30, 2017 compared to 10% for the three months ended September 30, 2016, and data processing fees, which comprised approximately 7% of noninterest expense for the third quarter of 2017 compared to 6% of noninterest expenses for the same period in 2016. Advertising and promotions remained relatively constant in the 4% to 6% range and equipment expenses remained in the 3% to 4% range for each of the three months ended September 30, 2017 and 2016.

Total noninterest expense for the nine months ended September 30, 2017 decreased $95 thousand to $10.5 million when compared to the same period in the prior year. The ratio of annualized operating expenses to average assets was 2.7% for the nine months ended September 30, 2017 compared to 3.0% for the nine months ended September 30, 2016. Salaries and employee benefits for the nine months ended September 30, 2017 decreased $437 thousand when compared to the nine months ended September 30, 2016, which was primarily driven by lower incentive compensation and fewer full time equivalent employees. Professional fees increased $219 thousand for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016, which was primarily driven by consulting expenses related to corporate initiatives and recruiting expenses. FDIC assessment increased $102 thousand for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016, which was primarily driven by higher loan balances and a change in the assessment formula adopted by the FDIC in the fourth quarter of 2016.

Salaries and employee benefits comprised approximately 50% of total noninterest expense for the nine months ended September 30, 2017 compared to 54% of total noninterest expense for the same period in the prior year. Other major categories included occupancy expenses, which comprised approximately 10.1% of noninterest expense for the nine months ended September 30, 2017 compared to 11% for the nine months ended September 30, 2016, and data processing fees, which comprised approximately 7% of noninterest expense for the nine months ended September 30, 2017 compared to 6% of noninterest expenses for the same period in 2016. Advertising and promotions remained relatively constant in the 4% to 6% range and equipment expenses remained relatively constant in the 3% to 4% range for each of the nine months ended September 30, 2017 and 2016.

Income Taxes

The effective income tax rate for the three months ended September 30, 2017 and 2016 was 28.9% and 18.8%, respectively. For the nine months ended September 30, 2017 and 2016, the effective tax rate was 23.7% and 9.5%, respectively. The Company realized a tax benefit in the first and second quarter of 2016 as its core earnings were lower in relation to tax exempt income, thereby creating a tax benefit. Due to the creation on January 1, 2011 of a Passive Investment Company (“PIC”) under Connecticut tax legislation for the purpose of holding certain mortgage loans, the Company no longer incurs state income tax liability, except for the minimum tax, since the PIC’s earnings, net of certain allocated expenses, are exempt from Connecticut state income tax as long as the PIC meets certain ongoing qualifications.

Financial Condition

Investment Portfolio

The fair value of investments in available-for-sale securities as of September 30, 2017 was $54.6 million, which was 0.54% below amortized cost, compared to $58.7 million, which was 1.4% below amortized cost, as of December 31, 2016.

Management periodically reviews all investment securities with significant declines in fair value for potential other-than-temporary impairment pursuant to the guidance in ASC 320-10, “Investments – Debt and Equity Securities.” ASC 320-10 addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. Management evaluates the Company’s investment portfolio on an ongoing basis. As of September 30, 2017, there were $130 thousand in investment securities in the investment portfolio that management determined to be other-than-temporarily impaired.

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

Securities may be pledged to meet regulatory requirements imposed as a condition to receipt of deposits of public funds and repurchase agreements. At September 30, 2017, the Company had 42 securities with a carrying value totaling $17.8 million that were pledged for such purposes. At December 31, 2016, the Company had 33 securities with a carrying value totaling $13.6 million that were pledged for such purposes.

As of September 30, 2017 and December 31, 2016, the Company’s investment portfolio consisted of U.S. government and agency securities, state and municipal securities, mortgage-backed securities and one SBA loan pool. The Company’s policy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company.

Loan Portfolio

The Company’s loan portfolio as of September 30, 2017 was comprised of approximately 53% mortgage and consumer loans and 47% commercial loans. The Company does not have any concentrations in its loan portfolio by industry or group of industries.

There were approximately $140.4 million of gross residential mortgage loans, including construction and land development loans, as of September 30, 2017 compared to $146.1 million at December 31, 2016. The Company sold 99 loans during the three months ended September 30, 2017 with an aggregate principal balance of $22.6 million, which resulted in an aggregate gain on sales of these loans of $374 thousand. For the nine months ended September 30, 2017, the Company sold 248 loans with an aggregate principal balance of $55.4 million, which resulted in an aggregate gain on sales of these loans of $824 thousand. The Company is an approved originator of loans that can be sold to the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

At September 30, 2017, the Company had consumer and home equity loan balances of approximately $73.7 million, representing a 12.1% decrease from the consumer and home equity loan balances at December 31, 2016. As of September 30, 2017, the Company had approximately $12.1 million in consumer auto loans purchased from BCI Financial Corp. (“BCI”) on its books compared to approximately $17.1 million in auto loans purchased from BCI on its books as of December 31, 2016. The Company has an agreement with BCI pursuant to which the Company purchases auto loans from BCI. As part of the agreement, BCI services the loans for the Company. The Company had approximately $12.1 million in purchased student loans on its books as of September 30, 2017 compared to $16.1 million on its books as of December 31, 2016.

At September 30, 2017, commercial and industrial loans totaled $77.9 million compared to $69.3 million at December 31, 2016. The Company’s commercial and industrial loans are made to borrowers for the purpose of providing working capital, financing the purchase of equipment, or financing other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” which are loans with maturities normally ranging from one year to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for fixed or floating interest rates, with monthly payments of both principal and interest.

The September 30, 2017 gross balance for municipal and commercial real estate loans, including construction loans, was $106.6 million, a 2.1% increase from the gross loan balance for municipal and commercial real estate loans at December 31, 2016. The Company’s construction loans are primarily interim loans made by the Company to finance the construction of commercial or single-family residential properties. These loans are typically short-term. The Company generally pre-qualifies construction loan borrowers for permanent “take-out” financing as a condition to making the construction loan. The Company will also occasionally make loans for speculative housing construction or for acquisition and development of raw land.

The Company’s other real estate loans consist primarily of loans originated based on the borrower’s cash flow and which are secured by deeds of trust on commercial or residential properties to provide another source of repayment in the event of default. It is the Company’s policy to restrict real estate loans without credit enhancement to no more than 80% of the lower of the appraised value or the purchase price of the property, depending on the type of property and its utilization.

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

The Bank is subject to certain lending limits. With certain exceptions, the Bank is permitted under applicable law to make related extensions of credit to any single borrowing entity of up to 15% of the Bank’s capital and reserves. Credit equaling an additional 10% of the Bank’s capital and reserves may be extended if the credit is fully secured by limited types of qualified collateral. As of September 30, 2017, the Bank’s lending limits were $6.3 million and $10.6 million, respectively. As of December 31, 2016, these lending limits were $6.2 million and $10.3 million, respectively. The Bank sells participations in its loans when necessary to stay within its lending limits.

Interest on performing loans is accrued and taken into income daily. Loans over 90 days past due are deemed non-performing and are placed on non-accrual status. Interest received on non-accrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Company had 10 non-accrual loans at September 30, 2017 with an aggregate balance of $1.6 million compared to 17 non-accrual loans at December 31, 2016 with an aggregate balance of $4.1 million.

When appropriate or necessary to protect the Company’s interests, real estate pledged as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure. Real estate property acquired in this manner by the Company is known as “other real estate owned” (“OREO”) and is carried on the books of the Company as an asset at the fair value less estimated costs to sell. The Company recorded a loss of $13 thousand on the sale of one OREO property that was acquired through foreclosure during the nine months ended September 30, 2017.

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

The Company has an internal review process to verify credit quality and risk classifications. In addition, the Company maintains a program of annual review of certain new and renewed loans by an outside loan review consultant. Loans are graded from “pass” to “loss” depending on credit quality, with “pass” representing loans that are fully satisfactory as additions to the Company’s portfolio. These are loans which involve a degree of risk that is not unwarranted, given the favorable aspects of the credit and which exhibit both primary and secondary sources of repayment. Classified loans identified in the review process are added to the Company’s internal watch list and an allowance for credit losses is established for such loans, if appropriate. Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking, at which times a further review of loans is conducted.

The Company had criticized and classified loans with an aggregate outstanding balance of $15.1 million as of September 30, 2017 compared to $12.6 million as of December 31, 2016. The Company had no exposure to sub-prime loans in its loan portfolio as of September 30, 2017 and December 31, 2016. Loans not formally rated include residential, home equity and consumer loans. As of September 30, 2017, $212.7 million of the total residential, home equity and consumer loan portfolio of $214.1 million was not formally rated. As of December 31, 2016, $227.7 million of the total residential, home equity and consumer loan portfolio of $229.9 million was not formally rated. The performance of these loans is measured by delinquency status. The Bank underwrites first mortgage residential loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation, loan to value and debt to income ratios. Guidelines for home equity loans and lines place a maximum loan to value of 80% on these loans and lines and the Bank requires full underwriting disclosure documentation for these loans. Total non-accrual and delinquent loans as of September 30, 2017 were 0.48% of total loans outstanding compared to 1.07% of total loans outstanding as of December 31, 2016. The Company’s allowance for loan losses as of September 30, 2017 was 1.01% of total loans compared to 0.92% of total loans as of December 31, 2016.

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

The Company downgraded approximately $7.3 million in commercial mortgage balances and $2.1 million of commercial and industrial loan balances during the three months ended September 30, 2017. The loans were downgraded due to the Company receiving information related to a change in either the revenue streams or financial condition of the borrowers during the three months ended September 30, 2017. The Company does not anticipate a material loss on these loans.

Deposits

Deposits are the Company’s primary source of funds. At September 30, 2017, the Company had a deposit mix of 37.7% checking, 47.5% savings and 14.8% certificates of deposit. The Company’s net interest income is enhanced by its percentage of non-interest-bearing deposits. As of December 31, 2016, the deposit mix was 45.0% checking, 38.9% savings, and 16.1% certificates of deposit. At September 30, 2017, 27% of the total deposits of $468 million were non-interest-bearing compared to 32% of the Company’s total deposits of $414 million that were non-interest-bearing at December 31, 2016. As of September 30, 2017 and December 31, 2016, the Company had $99.3 million and $43.2 million, respectively, in municipal deposits.

The Company’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Company’s deposits has been obtained from or is dependent upon any one person or industry. The Company’s business is not seasonal in nature. The Company accepts deposits in excess of $250 thousand from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”) program, the Bank had brokered deposits of $1.9 million as of September 30, 2017 compared to $1.5 million as of December 31, 2016.

Borrowings

As of September 30, 2017, the Company had $2.3 million in borrowings from the Federal Home Loan Bank of Boston ("FHLBB") on its balance sheet compared to $54.1 million in outstanding borrowings from the FHLBB as of December 31, 2016. The Company used increased deposit balances to repay the outstanding FHLBB advances.

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

Liquidity and Asset-Liability Management

Liquidity management for banks requires that funds always be available to pay any anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets, borrowings, and the acquisition of additional deposit liabilities. One method the Bank utilizes for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network LLC’s Certificate of Deposit Account Registry Service (“CDARS”). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250 thousand, which reflects the deposit insurance limits currently in effect, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of September 30, 2017, the Company had $1.9 million of deposits in the CDARS network compared to $1.5 million at December 31, 2016.

Liquidity of a financial institution, such as a bank, is measured based on its ability to have liquid assets sufficient to meet its short-term obligations. The net sum of liquid assets less anticipated current obligations represents the basic liquidity surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of September 30, 2017, the Company held $29.7 million in cash and cash equivalents and certificates of deposit, net of required FRB reserves of $7.1 million, and $36.8 million in available-for-sale securities, net of pledged investments of $17.8 million, for total liquid assets of $66.5 million. As of December 31, 2016, the Company held $15.3 million in cash and cash equivalents and certificates of deposit, net of required FRB reserves of $6.9 million, and $45.4 million in available-for-sale securities, net of pledged investments of $13.3 million, for total liquid assets of $60.7 million. As of September 30, 2017, the Company’s anticipated short-term liability obligations were $67.2 million, which resulted in a basic liquidity deficit of $0.7 million that represented 0.13% of total assets. As of December 31, 2016, the Company’s anticipated short-term liability obligations were $104.9 million, which resulted in a basic liquidity shortfall of $44.5 million that represented 8.7% of total assets. The liquidity shortfall does not indicate an inability of the Company to meet its short-term obligations as the Company has borrowing capacity in excess of the amount of the shortfall.

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

With respect to the Bank, the FDIC regulations provide that an institution will be classified as "well-capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a common equity Tier 1 ("CET1")  ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1  ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of well-capitalized. An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent (ii) has a Tier 1 risk-based capital ratio of at less than 6.0 percent, (iii) has a CET1  ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent (ii) has a Tier 1 risk-based capital ratio of at less than 4.0 percent, (iii) has a CET1  ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deeemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions will exceed the ratios to be considered "well-capitalized" under the prompt corrective action regulations.

Management believes that, as of September 30, 2017 and December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject. In addition, as of September 30, 2017, the Bank exceeded the fully phased-in regulatory requirements for the capital conservation buffer.

As of September 30, 2017 (unaudited) and December 31, 2016, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Based on the Company’s interest-rate-sensitivity position, the Company may be adversely affected by changes in interest rates in the short term. As such, management of the money supply and interest rates by the Federal Reserve Board to control the general price level of goods or services has an indirect impact on the earnings of the Company. Changes in interest rates may also have a corresponding impact on the ability of borrowers to repay loans made by the Company.

Off Balance Sheet Arrangements

Mortgage banking derivatives are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, interest rate lock commitments are generally extended to the borrowers. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market interest rates rise, investors generally will pay less to purchase such loans causing a reduction in the anticipated gain on sale of the loans and, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are established under which the Company agrees to deliver whole mortgage loans to investors. Mandatory forward commitments establish the price to be received upon the sale of the related mortgage loan, thereby mitigating certain interest rate risk. There is, however, still certain execution risk specifically related to the Company’s ability to close and deliver to its investors the mortgage loans that it has committed to sell.

As of September 30, 2017, the Company had in place mandatory commitments to sell approximately $10.3 million of loans secured by 1-to-4 family residential properties to the Federal Home Loan Mortgage Corporation (Freddie Mac). As of December 31, 2016, the Company had in place mandatory commitments to sell approximately $7.4 million of loans secured by 1-to-4 family residential properties to Freddie Mac.

As of September 30, 2017, the Company had in place interest rate locks on approximately $10.0 million in lending commitments.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SBT BANCORP, INC.

Date: November 14, 2017	By:	/s/ Martin J. Geitz
Martin J. Geitz
Chief Executive Officer

Date: November 14, 2017	By:	/s/ Richard J. Sudol
Richard J. Sudol
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Conformed Copy of the Certificate of Incorporation of SBT Bancorp, Inc. (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K (SEC File No. 000-51832) filed on March 31, 2009)

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