Form 10-K
period 2017-12-31
SBT Bancorp, Inc.
filed 2018-03-29
CIK 1354174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [   ]     No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter, is $34,054,765.

As of March 17, 2018, 1,381,840 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SBT Bancorp, Inc.’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be held May 8, 2018 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

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

The Bank has six ATMs: two at its main office, and one each at the other branch/business offices. The ATMs generate activity fees based upon utilization by other banks’ customers.

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

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including, without limitation, inflation, deflation, recession and unemployment.

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

The Loan Agreement provides that the Subordinated Note will bear interest at a fixed rate of 6.75% per annum, provided, however, that for the period beginning immediately after the Closing Date through, but not including, February 11, 2016, Community Funding rebated an amount equal to 3.40% per annum to the Company, resulting in a rate of 3.35% per annum to the Company. Interest on the Subordinated Note is payable by the Company quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date. The principal amount of the Subordinated Note is due on October 1, 2025, provided, however, that the Company may prepay all or a portion of the principal amount of the Subordinated Note on or after the fifth anniversary of the Closing Date. Prior to the fifth anniversary of the Closing Date, the Company can prepay all or a portion of the principal amount of the Subordinated Note only under limited specified circumstances set forth in the Loan Agreement. The Loan agreement contains customary events of default such as the institution of bankruptcy proceedings by or against the Company and the non-payment by the Company of principal or interest when due. Community Funding may accelerate the repayment of the Subordinated Note only in the event that bankruptcy proceedings are instituted by or against the Company and not for any other event of default.

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

All five towns are situated near Interstate Routes 91 and 84. Bradley International Airport is located nearby and provides a convenient alternative to road and rail systems for passengers and cargo. The Bank’s secondary market consists of municipalities in Hartford County that are connected to the Bank’s primary market towns through multiple road networks. Residents of these secondary market communities, therefore, may travel near the Bank's offices and find it convenient to bank there.

These towns are some of the most attractive and affluent markets located in Connecticut. Based on the most current information available, the Bank's primary and secondary markets have a median household income of $102,083. This household income level places the Bank’s overall market approximately 50% above the median income of all of Connecticut's households. Compared to the nation as a whole, the median income in the Bank’s primary and secondary market is approximately 60% greater than the median income for all U.S. households. By themselves, the towns of Simsbury and Avon have median household incomes of over $133,642, placing them 104% above the median income of all households in Connecticut and 112% above the median income for all U.S. households.

Educational attainment in the Bank’s primary and secondary markets is similarly high. Forty five percent of the residents in the nine towns are college graduates. In Avon, Bloomfield, Granby, Simsbury and West Hartford, the percentage of residents who are college graduates averages 57%. In addition, per U.S. News & World Report rankings, West Hartford Conard, Simsbury, Granby Memorial and Avon High Schools are among the top high schools in the State of Connecticut (ranked #6, #9, #11 and #18 respectively, out of a total of 288 high schools in Connecticut).

Hartford County is the second largest deposit market in the state of Connecticut, which management believes such market provides opportunities to grow the Bank’s deposit base. The total amount of current deposits in Hartford County is $36.0 billion, which is approximately 27% of total deposits in the State of Connecticut. Deposits in the Hartford County market have increased 30% since 2008. From a population perspective, there continues to be approximately 900,000 individuals domiciled in Hartford County, which continues to represent one-fourth of all residents in Connecticut. Additionally, the population is projected to grow slightly, by 0.3% through 2020.

Employees

At December 31, 2017, the Bank employed a total of 71 people, which consisted of 69 full-time employees and 2 part-time employees. Neither the Company’s employees nor the Bank's employees are represented by any union or other collective bargaining agreement, and the Company and the Bank believe their employee relations are satisfactory.

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

The Bank's primary and secondary markets have a number of banking institutions which offer a variety of financial products. The types of institutions range from large nationwide and regional banks to various institutions of smaller size. Simsbury is served by eight depository institutions with a total of eight offices. Of these institutions, there are five commercial banks, one savings bank and two credit unions. Avon is served by nine depository institutions with ten offices. Of these institutions, there are six commercial banks and three savings banks. Granby is served by six depository institutions with the same number of offices. Two of these institutions are commercial banks and four are savings banks. Bloomfield is served by twelve depository institutions with fifteen offices. Of these institutions, there are four commercial banks, three savings banks and five credit unions. West Hartford is served by seventeen depository institutions with twenty-nine offices. Of these institutions there are eight commercial banks, five savings banks and four credit unions. The nine-town area of the Bank's primary and secondary markets is served by a total of twenty-one institutions.

As of June 30, 2017, the top three banks in Simsbury, by deposit account market share, were the Bank (32%), Bank of America (28%), and Webster Bank (15%). The top three banks in Avon were Bank of America (31%), Farmington Bank (16%), and Webster Bank (12%). The Bank ranked fifth, with 8% of the deposit account market share. In Granby, the top three banks were Bank of America (25%), Windsor Federal Savings And Loan Association (23%), and the Bank (23%). In Bloomfield, the top three banks were Bank of America (27%), Webster Bank (21%), and Wells Fargo Bank (19%). The Bank ranked fifth, with 8% of the deposit account market share. In the Bank’s West Hartford branch, the Bank had 1.4% of the town’s deposit account market share. The top three banks in West Hartford were Santander Bank (23%), Bank of America (20%), and Webster Bank (18%). In the Bank’s primary market (Simsbury, Granby, Avon, Bloomfield, and West Hartford), the top three banks, as of June 30, 2017, were Bank of America with 24% of the market, Santander Bank with 15%, and Webster Bank with 16%.

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

The FRB has established capital adequacy guidelines for bank holding companies that are similar to the FDIC capital requirements for banks described below under the heading “Capital Standards.” The Company exceeded all current regulatory capital requirements and is considered “well capitalized” as of December 31, 2017.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Act has broadly impacted the financial services industry, including the implementation of significant regulatory and compliance changes such as, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency, and the FDIC.

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

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as the Company) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations of the Commission, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) internal control reporting requirements by management pursuant to Section 404 of Sarbanes-Oxley; (v) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (vi) an increase in the oversight of, and enhancement of, certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors; (vii) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (viii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the Commission); (ix) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (x) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (xi) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xii) a range of enhanced penalties for fraud and other violations. As a result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as the Company, from complying with the requirements of Section 404(b) of Sarbanes-Oxley, which requires a public company to include an attestation report from its independent registered public accounting firm on the public company’s internal control over financial reporting, this Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

The FRB’s capital adequacy rules also limit a banking organization’s ability to pay dividends, or engage in share repurchases if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (fully phased-in) of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. As of January 1, 2018, the Bank was required to maintain a capital conservation buffer of 1.875%.

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

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, total risk-based and common equity Tier 1 risk-based capital ratios as set forth in the table below. Management of the Bank believes there are no conditions that have changed the Bank’s category since December 31, 2017.

The following table presents the amounts of regulatory capital and capital ratios for the Bank compared to the minimum regulatory capital requirements to be categorized as “well capitalized” as of December 31, 2017 and 2016 under the regulatory capital rules then in effect.

	Actual	Well	Actual	Well
	12/31/2017	Capitalized	12/31/2016	Capitalized
Bank:
Tier 1 leverage capital ratio	7.79%	5.00%	7.46%	5.00%
Tier 1 risk-based capital ratio	10.89%	8.00%	10.65%	8.00%
Total risk-based capital ratio	12.03%	10.00%	11.72%	10.00%
Common equity tier 1 risk-based capital ratio	10.89%	6.50%	10.65%	6.50%
Capital conservation buffer	4.03%	1.250%	3.72%	0.625%

In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III.

Subsequently, in July 2013, the FRB and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The FRB’s and the FDIC’s rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). The threshold amount of total consolidated assets for top-tier bank holding companies was subsequently increased to $1 billion or more in May 2015. Among other things, the rules established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are required to have a total capital ratio of 8% (unchanged from prior rules) and a Tier 1 leverage ratio of 4% (unchanged from prior rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (which is the fully phased-in amount effective January 1, 2019) of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Bank on January 1, 2015 (subject to phase-in periods for certain components). The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. As of January 1, 2018, the Bank was required to maintain a capital conservation buffer of 1.875%.

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

Appraisals for “real estate-related financial transactions,” generally transactions with a value of $250,000 or more, must be conducted, depending on the value of the transaction, by either state-certified or state-licensed appraisers. State-certified appraisers are required for: all transactions with a transaction value of $1,000,000 or more; nonresidential transactions valued at $250,000 or more; and transactions of $250,000 or more involving “complex” 1-4 family residential properties. An appraisal or real estate “evaluation” executed by a state-licensed appraiser is required for all other federally related transactions and is to be performed annually. Federally related transactions include the sale, lease, purchase, investment in or exchange of real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

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

As a result of the Dodd-Frank Act, the FDIC modified its assessment rules so that an institution’s deposit insurance assessment base changed from total deposits to total assets less tangible equity. These assessment base rates range from 2.5 to 9 basis points for Risk Category I banks up to 45 basis points for Risk Category IV banks. Risk Category II and III banks have base assessment rates ranging from 9 to 33 basis points, respectively. If the risk category of the Bank changes adversely, the Bank’s FDIC insurance premiums could increase.

During the recent financial crisis, insured depository institution failures significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. In addition, the increased deposit insurance coverage of $250,000 (up from $100,000 previously) per account owner may result in even larger losses to the Deposit Insurance Fund. In 2016, the FDIC added a surcharge to the insurance assessments for banks with over $10 billion in assets, which became effective in July 2016 and which will continue until the FDIC reserve ratio reaches 1.35% or the end of 2018, whichever occurs first.

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

The Bank expensed $421 thousand in FDIC assessments in 2017 and $349 thousand in 2016.

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

The Bank's main office is located at 981 Hopmeadow Street, Simsbury, Connecticut. The Bank leases its main office pursuant to a lease with an initial term that expired in 2016. The Bank utilized its option to renew the lease through January 31, 2021. This lease also covers the building at 987 Hopmeadow Street that is partially subleased to small local businesses.

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

The Bank’s Avon branch office is located at 27 Dale Road, Avon, Connecticut. The Bank leases this office pursuant to a lease with an initial term of fifteen years that, by the terms of the lease expired in 2014 and that contains two renewal options for a total of ten additional years. The Bank exercised its first renewal option and the lease currently expires on August 31, 2019. Thereafter, the remaining renewal option is for five additional years.

The Bank’s Bloomfield office is located at 864 Cottage Grove Road, Bloomfield, Connecticut. The Bank leases this office pursuant to a lease with an initial term of ten years that expired in 2016 and that was renewed through May 31, 2021. Thereafter, the renewal option is for five additional years.

The Bank’s West Hartford office, which was opened in 2016, is located at 1232 Farmington Avenue, West Hartford, Connecticut. The Bank leases this office pursuant to a lease with an initial term of 10 years that expires December 31, 2025 and that contains options to renew for two terms of five additional years.

The Bank operated a loan production office located at 2389 Main Street, Glastonbury, Connecticut. The Bank leased this office pursuant to a lease dated October 1, 2015. The initial one-year term expired in 2016 and the lease was renewed through September 30, 2017. The Bank did not renew the lease for the loan production office in 2017 and the premises were vacated by the Bank at the lease termination date.

The Bank operated a loan production office located at 175 Capital Boulevard, Rocky Hill, Connecticut. The Bank leased this office pursuant to a lease dated May 16, 2016. The initial one-year term expired May 31, 2017, and the Bank vacated the premises.

The Bank’s administrative offices are located at 86 Hopmeadow Street, Weatogue, Connecticut. The Bank leases this building pursuant to a lease with a term that expires on September 30, 2025. The Bank amended this lease in 2017 in response to a change in the Bank’s need for square footage and the lease does not have a renewal option.

The Bank' rental expense amounted to $906 thousand during 2017 and $1.01 million during 2016.

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

At December 31, 2017, the bid price of the stock of the Bank’s parent company, SBT Bancorp, Inc., was quoted on the OTCQX marketplace operated by the OTC Markets Group (symbol: “SBTB”). At December 31, 2017, there were 1,382,014 shares of the Company's common stock issued, of which 1,381,600 shares were outstanding. On January 2, 2018, the Company filed Form 15 with the Commission to deregister its common stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and suspend its obligations to file reports with the Commission. On January 2, 2018, the Company also voluntarily transferred the listing of the Company’s common stock to the OTC Pink marketplace (symbol: “SBTB”) from the OTCQX marketplace in order to reduce expenses associated with the listing of the Company’s common stock.

As of March 15, 2018, the Company had approximately 1,000 shareholders of record. There is a limited market for the Company’s common stock. The following table sets forth the high and low prices for the periods indicated.

	December 31, 2017		December 31, 2016

	High	Low	High	Low
Fourth Quarter	$33.00	$25.00	$23.88	$19.80
Third Quarter	$25.50	$25.05	$20.00	$19.35
Second Quarter	$25.80	$24.77	$19.55	$19.05
First Quarter	$25.90	$23.00	$21.70	$19.05

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Dividends

The Company’s shareholders are entitled to dividends if and when declared by the Board of Directors out of funds legally available therefor. Connecticut law prohibits the Company from paying cash dividends except from its net profits, which are defined by Connecticut statutes.

In 2017, the Company declared and paid cash dividends on its common stock of $190 thousand, or $0.14 per share on each of March 20, 2017 and June 21, 2017. The Company also declared and paid cash dividends of $204 thousand, or $0.15 per share, on each of September 22, 2017 and December 20, 2017.

The Company did not repurchase any shares of its common stock during 2017 or 2016. The Company’s common stock is the only class of equity securities that is registered by the Company pursuant to Section 12 of the Exchange Act.

Additional information required by this Item 5 is incorporated into this Form 10-K by reference to Item 12 of Part III of this Form 10-K under the caption “EQUITY COMPENSATION PLAN INFORMATION.”

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended
	December 31,
	2017	2016	2015	2014	2013

	(Dollars in thousands except for share data)

Performance Ratios and Other Data:
Return on assets (ratio of net income to average total assets)	0.46%	0.31%	0.34%	0.20%	0.29%
Return on equity (ratio of net income to average equity)	7.40%	4.83%	6.18%	4.04%	6.00%
Net interest margin	3.08%	3.03%	3.03%	3.00%	3.03%
Average loans to average deposits	92.13%	93.62%	84.14%	76.23%	72.02%
Equity to assets (ratio of average equity to average assets)	6.20%	6.44%	7.54%	7.10%	7.07%
Efficiency ratio(1)	77.61%	84.46%	87.82%	94.79%	89.33%

Income Data:
Interest income	$16,911	15,145	$12,484	$12,257	$12,004
Interest expense	2,138	1,594	728	871	917
Net interest income	14,773	13,551	11,756	11,386	11,087
Provision for loan losses	645	911	278	55	345
Noninterest income (excluding securities transactions)	3,127	3,105	2,990	2,328	3,017
Securities (losses) gains, net	(4)	91	132	142	109
Noninterest expenses	13,893	14,067	12,950	13,000	12,599
Income before income taxes	3,358	1,769	1,650	801	1,269
Income tax expense (benefit)	1,004	277	241	(4)	134
Net income	2,354	1,492	1,409	805	1,135
Net income available to common stockholders	2,354	1,492	1,301	703	1,029

Share and Per Share Data:
Net income	$2,354	$1,492	$1,409	$805	$1,135
Cash dividends paid-common stock	788	763	562	492	494
Book value per common share	23.32	22.08	21.87	22.82	20.97
Tangible book value per common share	23.32	22.08	21.87	22.82	20.97
Dividend payout ratio-common stock	33.47%	51.14%	39.89%	61.12%	43.52%
Weighted average number of common shares outstanding, basic	1,359,222	1,350,725	953,539	880,618	872,411

(1) Efficiency ratio is noninterest expenses divided by net interest income plus noninterest income.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS Of financial condition and Results OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Annual Report that are not historical facts may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” or words of similar meaning. These forward-looking statements include statements relating to the Company’s anticipated future financial performance, projected growth, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from developments or events and the Company’s business and growth strategies.

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

●

In 2016, the Financial Accounting Standards Board (the “FASB”) released a new standard on determining the amount of the allowance for credit losses, which will become effective for the Company for reporting periods beginning on January 1, 2020. The new credit loss model will be a significant change from the standard in place today, as it requires the allowance for credit losses to be calculated based on current expected credit losses (commonly referred to as the “CECL model”) rather than losses inherent in the loan portfolio as of a point in time. This new standard may have a material impact on the Company’s allowance for loan losses and total retained earnings in the period of adoption.

●	restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals;

●

legislative and regulatory changes (including the impact of the Dodd-Frank Act and related regulations) subject the Company to additional regulatory oversight, which may result in increased compliance costs and/or require the Company to change its business model;

●	changes in accounting standards and compliance requirements may adversely affect the businesses in which the Company is engaged;

●	competitive pressures among depository and other financial institutions may increase significantly;

●	changes in the interest rate environment may reduce margins or the volumes or values of the loans the Company makes;

●	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than the Company can;

●	the Company’s ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

●	adverse changes may occur in the equity markets;

●	war or terrorist activities may cause deterioration in the economy or cause instability in credit markets; and

●	economic, governmental or other factors may prevent the projected population and residential and commercial growth in the markets in which the Company operates.

●	technological changes and cyber-security matters;

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

For the year ended December 31, 2017, the Company’s net income totaled $2.4 million compared to $1.5 million for the year ended December 31, 2016, an increase of $862 thousand or 58%. The increase in net income was primarily due to increased net interest income, lower provision for loan losses and decreased expenses. Total assets as of December 31, 2017 were $504 million compared to $510 million as of December 31, 2016.

Total revenues, consisting of net interest and dividend income plus noninterest income, were $17.9 million for the year ended December 31, 2017 compared to $16.7 million for the year ended December 31, 2016, an increase of $1.2 million or 7.2%. Net interest and dividend income increased in 2017 by $1.2 million or 9.0% and noninterest income decreased by $73 thousand or 2.3% primarily due to decreases in income from (loss) gain on available-for-sale securities, net of writedown and other noninterest income.

The net interest margin of 3.08% for the year ended December 31, 2017 increased from 3.03% for the year ended December 31, 2016. The yield on interest earning assets increased 14 basis points to 3.51% and the cost of funds increased 11 basis points to 0.61% in 2017. The Bank experienced a greater increase in its interest earning assets than it did on its yield on cost of funds, primarily due to the higher yields on commercial loans and investments.

Total noninterest expenses for the year ended December 31, 2017 were $13.9 million, a decrease of $174 thousand or 1.2% compared to the year ended December 31, 2016. The decrease in noninterest expenses was primarily attributable to decreases in salary and benefit expenses, supply expenses and occupancy costs. Salaries and employee benefit expenses decreased $482 thousand, or 6.4%, and occupancy expenses decreased $130 thousand, or 8.5%, from 2016 levels. Advertising and promotion expenses increased by $5 thousand or 0.83% in 2017 compared to 2016. FDIC insurance assessments increased by $72 thousand in 2017 compared to 2016, and correspondent charges increased by $2 thousand in 2017 compared to 2016. Data processing fees increased by $67 thousand during 2017 from 2016 levels, and internet banking costs decreased by $75 thousand for 2017 compared to 2016. Professional and director fees increased by a combined $257 thousand, or 37%, for 2017 compared to 2016. The provision for loan losses was $645 thousand for 2017 compared to $911 thousand for 2016, a decrease of $266 thousand.

At December 31, 2017, gross outstanding loans were $395.1 million, a decrease of $12.6 million, or 3.1%, from a year ago. The allowance for loan losses was $4.1 million, or 1.03%, of total loans at December 31, 2017 compared to $3.8 million, or 0.92%, of total loans at December 31, 2016. At December 31, 2017, 46.7% of total loans were conventionally underwritten residential mortgages and consumer home equity lines and loans. Commercial loans, including construction and land development and municipal loans, represented 46.6% of the Company’s total loans. Other consumer loans comprised 5.7% of total loans. The Company’s exposure to commercial real estate loans was relatively low. Total exposure to builder and land development loans and non-owner occupied commercial real estate loans was $39.1 million at December 31, 2017, which represented 10% of total loans. The Company had non-accrual loans totaling $1.5 million, which was 0.37% of total loans at December 31, 2017 compared to non-accrual loans of $4.1 million or 0.99% of total loans at December 31, 2016. Total non-accrual loans and loans 30 or more days past due that are still accruing interest decreased to 0.40% of outstanding loans at December 31, 2017 from 1.29% of outstanding loans at December 31, 2016.

Total deposits at December 31, 2017 were $457 million compared to $414 million at December 31, 2016. From December 31, 2016 to December 31, 2017, demand deposits increased $9.3 million, or 6.9%, while savings and NOW deposits increased $34.4 million, or 16%, and time deposits decreased $74 thousand, or 0.1%. At December 31, 2017, 31% of total deposits were in non-interest-bearing demand accounts, 54% were in low-cost savings and NOW accounts and 15% were in time deposits.

Capital levels for The Simsbury Bank & Trust Company, Inc. on December 31, 2017 were above those required to meet the regulatory “well-capitalized” designation.

Results of Operations for the Years Ended December 31, 2017 and 2016

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

Net interest and dividend income, before provision for loan losses, totaled $14.8 million for the year ended December 31, 2017, which was an increase of $1.2 million, or 9.02%, from $13.6 million for the year ended December 31, 2016. Average earning assets grew to $490 million at December 31, 2017 from $457 million at December 31, 2016 primarily due to an increase in total loans. The Bank’s net interest spread increased to 2.90% for the year ended December 31, 2017 from 2.88% for the year ended December 31, 2016. The net interest margin increased to 3.08% for the year ended December 31, 2017 from 3.03% for the year ended December 31, 2016.

The following tables present the average amounts outstanding for the major categories of the Bank’s interest-earning assets and interest-bearing liabilities and the average interest rates earned or paid thereon for the years ended December 31, 2017, 2016 and 2015.

NET INTEREST INCOME
(Dollars in thousands)

	For the Year Ended 12/31/17
	Year-to-date
	Average Balance (1)	Interest	Yield/Cost
Federal funds sold & overnight deposits	$19,045	$230	1.21%

Investments (2)	60,926	1,475	2.42%

Mortgage loans	146,979	5,044	3.43%
Commercial loans	185,781	7,923	4.26%
Consumer loans	77,098	2,529	3.28%
Total loans (2)	409,858	15,496	3.78%

Total interest-earning assets (2) (3)	489,829	$17,201	3.51%
Non-interest earning assets	23,472
Total assets	$513,301

NOW deposits	$49,500	$46	0.09%
Savings deposits	192,725	663	0.34%
Certificates of deposit	67,832	617	0.91%
Total interest-bearing deposits	310,057	1,326	0.43%

Securities sold under agreements to repurchase	2,703	7	0.26%
Federal Home Loan Bank advances	28,501	263	0.92%
Long-term subordinated debt	7,265	542	7.46%

Total interest-bearing liabilities	348,526	$2,138	0.61%
Non-interest bearing liabilities	132,963
Total liabilities	481,489

Total stockholders' equity	31,812
Total liabilities and stockholders' equity	$513,301

Tax Equivalent net interest income		$15,063
Less: tax equivalent adjustments		$(290)
Net interest income		$14,773
Net interest spread			2.90%
Net interest margin			3.08%

(1)	Average balances presented are daily averages
(2)

On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $290 thousand in 2017, $279 thousand in 2016 and $270 thousand in 2015.

(3)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

NET INTEREST INCOME
(Dollars in thousands)

	For the Year Ended 12/31/16
	Year-to-date
	Average Balance (1)	Interest	Yield/Cost
Federal funds sold & overnight deposits	$10,317	$59	0.57%

Investments (2)	72,269	1,640	2.27%

Mortgage loans	144,602	4,946	3.42%
Commercial loans	152,012	6,483	4.26%
Consumer loans	77,944	2,296	2.95%
Total loans (2)	374,558	13,725	3.66%

Total interest-earning assets (2) (3)	457,144	$15,424	3.37%
Non-interest earning assets	22,707
Total assets	$479,851

NOW deposits	$43,878	$38	0.09%
Savings deposits	168,814	361	0.21%
Certificates of deposit	61,135	482	0.79%
Total interest-bearing deposits	273,827	881	0.32%

Securities sold under agreements to repurchase	2,524	6	0.24%
Federal Home Loan Bank advances	37,614	192	0.51%
Long-term subordinated debt	7,237	515	7.12%

Total interest-bearing liabilities	321,202	$1,594	0.50%
Non-interest bearing liabilities	127,752
Total liabilities	448,954

Total stockholders' equity	30,897
Total liabilities and stockholders' equity	$479,851

Tax Equivalent net interest income		$13,830
Less: tax equivalent adjustments		$(279)
Net interest income		$13,551
Net interest spread			2.88%
Net interest margin			3.03%

(1)	Average balances presented are daily averages
(2)

On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $290 thousand in 2017, $279 thousand in 2016 and $270 thousand in 2015.

(3)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

NET INTEREST INCOME
(Dollars in thousands)

	For the Year Ended 12/31/15
	Year-to-date
	Average Balance (1)	Interest	Yield/Cost
Federal funds sold & overnight deposits	$13,032	$38	0.29%

Investments (2)	79,378	1,789	2.25%

Mortgage loans	143,554	5,044	3.51%
Commercial loans	97,757	4,027	4.12%
Consumer loans	63,218	1,858	2.94%
Total loans (2)	304,529	10,929	3.59%

Total interest-earning assets (2) (3)	396,939	$12,756	3.21%
Non-interest earning assets	20,185
Total Assets	$417,124

NOW deposits	$39,270	$32	0.08%
Savings deposits	151,863	163	0.11%
Certificates of deposit	58,761	420	0.71%
Total interest bearing deposits	249,894	615	0.25%

Securities sold under agreements to repurchase	3,066	4	0.13%
Federal Home Loan Bank advances	17,795	48	0.27%
Long-term subordinated debt	1,430	61	4.27%

Total interest-bearing liabilities	272,185	$728	0.27%
Non-interest bearing liabilities	113,498
Total Liabilities	385,683

Preferred stock	8,649
Common shareholders' equity	22,792
Total shareholder equity	31,441
Total liabilities and shareholders' equity	$417,124

Tax Equivalent net interest income		$12,028
Less: tax equivalent adjustments		$(270)
Net interest income		$11,758
Net interest spread			2.95%
Net interest margin			3.03%

(1)	Average balances presented are daily averages
(2)

On a fully taxable equivalent basis based on a tax rate of 34%. Interest income on investments and loans includes fully taxable equivalent adjustments of $290 thousand in 2017, $279 thousand in 2016 and $270 thousand in 2015.

(3)	Non-performing loans and leases are included in the respective average loan and lease balances. Income, if any, on such loans and leases is recognized on a cash basis.

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

	Year Ended December 31, 2017			Year Ended December 31, 2016
	compared to			compared to
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest and dividend income:
Federal funds sold and overnight deposits	$105	$66	$171	$(16)	$37	$21
Investments	(274)	109	(165)	(174)	25	(149)
Loans	1,494	277	1,771	2,780	16	2,796
Total interest-earning assets	$1,325	$452	$1,777	$2,590	$78	$2,668

Interest expense:
NOW deposits	$5	$3	$8	$4	$2	$6
Savings deposits	82	220	302	36	162	198
Time deposits	61	74	135	19	43	62
Total interest-bearing deposits	148	297	445	59	207	266

Securities sold under agreements to repurchase	-	1	1	(1)	3	2
Long term subordinated debt	2	25	27	413	41	454
Federal Home Loan Bank advances	(84)	155	71	101	43	144
Total interest-bearing liabilities	66	478	544	572	294	866

Net change in net interest income	$1,259	$(26)	$1,233	$2,018	$(216)	$1,802

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

Each month, the Bank reviews the allowance for loan losses and makes additional provisions to the allowance as needed. For the year ended December 31, 2017, the allowance increased $335 thousand, net of charge-offs and recoveries. The total allowance for loan losses at December 31, 2017 was $4.1 million, or 1.03%, of outstanding loans. This compares with a total allowance for loan losses of $3.8 million at December 31, 2016, which represented 0.92% of outstanding loans. During 2017, the Bank charged off 12 loans for a total of $323 thousand compared to 6 loans for a total of $194 thousand during 2016. The Bank recorded recoveries of $13 thousand on 12 loans in 2017 compared to $8 thousand on 8 loans in 2016. Management believes the allowance for loan losses is adequate and will continue to monitor the levels closely in 2018.

Noninterest Income and Noninterest Expense

The following tables set forth the various components of the Bank’s noninterest income and noninterest expense for the years ended December 31, 2017, 2016 and 2015.

NONINTEREST INCOME
(Dollars in thousands)

	For Year	% of	For Year	% of	For Year	% of
	Ended	Noninterest	Ended	Noninterest	Ended	Noninterest
	12/31/2017	Income	12/31/2016	Income	12/31/2015	Income

Service charges on deposit accounts	$371	11.9%	$379	11.9%	$400	12.8%
Safe deposit fees	86	2.8%	87	2.7%	92	2.9%
Writedown of securities	(4)	-0.1%	(3)	-0.1%	(7)	-0.2%
Gain on sales of investments	-	0.0%	94	2.9%	139	4.5%
Mortgage banking activities, net	1,445	46.3%	1,288	40.3%	1,342	43.0%
Investment services fees and commissions	176	5.6%	194	6.1%	216	6.9%
Other income	1,049	33.5%	1,157	36.2%	940	30.1%
Total noninterest income	$3,123	100.0%	$3,196	100.0%	$3,122	100.0%

NONINTEREST EXPENSE
(Dollars in thousands)

	For Year	% of	For Year	% of	For Year	% of
	Ended	Noninterest	Ended	Noninterest	Ended	Noninterest
	12/31/2017	Expense	12/31/2016	Expense	12/31/2015	Expense

Salaries and employee benefits	$7,017	50.5%	$7,499	53.4%	$6,872	53.1%
Occupancy expense	1,400	10.1%	1,530	10.9%	1,394	10.8%
Equipment expense	514	3.7%	420	3.0%	399	3.1%
Professional fees	716	5.2%	479	3.4%	571	4.4%
Advertising and promotions	610	4.4%	605	4.3%	442	3.4%
Forms and supplies	110	0.8%	202	1.4%	162	1.3%
Insurance	509	3.7%	438	3.1%	395	3.1%
Loan expenses	150	1.1%	160	1.1%	143	1.1%
Data processing	903	6.5%	836	5.9%	773	5.9%
Other expenses	1,964	14.1%	1,898	13.5%	1,799	13.8%
Total noninterest expense	$13,893	100.0%	$14,067	100.0%	$12,950	100.0%

Noninterest income decreased by $73 thousand to $3.1 million for the year ended December 31, 2017 from $3.2 million for the year ended December 31, 2016. This decrease was due primarily to a net decrease of $95 thousand from gain on sale of available-for-sale securities, net of writedowns, and $108 thousand from other income, which were partially offset by a $157 thousand increase in the income from the mortgage banking activities category. In addition, SBT Investment Services, Inc.’s revenues decreased by $18 thousand in 2017 compared to 2016.

Noninterest expense for the year ended December 31, 2017 was $13.9 million, a decrease of $174 thousand, or 1.2%, compared to the year ended December 31, 2016. Decreases in 2017 from 2016 were primarily related to salary and employee benefits, occupancy expenses and forms and supplies, with decreases of $482 thousand, $130 thousand and $92 thousand, respectively.

Salaries and employee benefits comprised 50.5% of total noninterest expense for the year ended December 31, 2017 as compared to 53.4% for the year ended December 31, 2016. Occupancy expenses were 10.1% in 2017 and 10.9% in 2016, respectively, and continued to be the other major category of noninterest expense.

Financial Condition at Years Ended December 31, 2017, 2016 and 2015

The following table sets forth the average balances of each principal category of our assets, liabilities and capital accounts for the years ended December 31, 2017, 2016 and 2015.

Distribution of Assets, Liabilities and Stockholders' Equity
(Dollars in thousands)

	For the Year Ended		For the Year Ended		For the Year Ended
	12/31/2017		12/31/2016		12/31/2015
	Average	% of	Average	% of	Average	% of
ASSETS	Balance	Total Assets	Balance	Total Assets	Balance	Total Assets
Cash and due from banks	$8,419	1.6%	$8,818	1.8%	$8,442	2.0%
Investment securities	60,926	11.9%	72,269	15.1%	79,378	19.0%
Fed funds sold and overnight deposits	20,045	3.9%	10,317	2.2%	13,032	3.1%
Loans, net	409,858	79.8%	374,558	78.1%	304,529	73.0%
Premises and equipment	1,966	0.4%	1,913	0.4%	1,426	0.4%
Accrued interest and other assets	12,087	2.4%	11,976	2.5%	10,317	2.5%
Total assets	$513,301	100.0%	$479,851	100.0%	$417,124	100.0%

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand and NOW deposits	$180,573	35.2%	$170,140	35.5%	$151,327	36.3%
Savings deposits	192,725	37.5%	168,813	35.2%	151,863	36.4%
Time deposits	67,832	13.2%	61,135	12.7%	58,761	14.1%
Total deposits	441,130	85.9%	400,088	83.4%	361,951	86.8%

Federal Home Loan Bank advances	28,501	5.6%	37,614	7.8%	17,795	4.3%
Long-term subordinated debt	7,265	1.4%	7,237	1.5%	1,430	0.3%
Accrued interest and other liabilities	4,593	0.9%	4,015	0.8%	4,507	1.1%
Total liabilities	481,489	93.8%	448,954	93.6%	385,683	92.5%

Stockholders' equity
Common stock	19,126	3.7%	18,886	3.9%	11,730	2.8%
Preferred stock	0	0.0%	0	0.0%	8,649	2.1%
Retained earnings and accumulated other comprehensive loss	12,686	2.5%	12,011	2.5%	11,062	2.6%
Total stockholders' equity	31,812	6.2%	30,897	6.4%	31,441	7.5%

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$513,301	100.0%	$479,851	100.0%	$417,124	100.0%

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

Securities may be pledged to meet security requirements imposed as a condition for receipt of deposits of public funds and repurchase agreements. At December 31, 2017, the Bank had 62 securities with a carrying value totaling $28.8 million pledged for such purposes.

As of December 31, 2017, the Bank’s investment portfolio consisted of U.S. government and agency securities, mortgage-backed securities and municipal securities. The Bank’s policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank.

The following tables summarize the amounts and distribution of the Bank’s investment securities held as of December 31, 2017, 2016, and 2015.

INVESTMENT PORTFOLIO
(Dollars in thousands)

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agency securities
Due within one year	$2,750	-	8	$2,742	1.60%
Due after one to five years	1,764	-	10	1,754	1.80%
Total U.S. government and agency securities	4,514	-	18	4,496	1.68%
State and municipal securities
Due after one to five years	1,678	9	-	1,687	2.07
Due after five to ten years	7,723	61	31	7,753	1.72
Due after ten to fifteen years	3,319	76	-	3,395	2.49
Due beyond fifteen years	-	-	-	-	-
Total state and municipal securities	12,720	146	31	12,835	1.97
Mortgage-backed securities
Due within one year	-	-	-	-
Due after one to five years	648	2	6	644	2.08
Due after five to ten years	8,665	12	159	8,518	2.32
Due after ten to fifteen years	16,565	1	367	16,199	2.48
Due beyond fifteen years	8,245	4	146	8,103	2.62
Total mortgage-backed securities	34,123	19	678	33,464	2.47
SBA loan pools
Due after one to five years	-	-	-	-	-
Due after five to ten years	861	7	7	861	2.92
Total SBA loan pools	861	7	7	861	2.92

Total available-for-sale securities	$52,218	$172	$734	$51,656	2.33%

INVESTMENT PORTFOLIO
(Dollars in thousands)

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agency securities
Due within one year	$1,000	1	-	$1,001	1.00%
Due after one to five years	3,250	6	4	3,252	1.24%
Total U.S. government and agency securities	4,250	7	4	4,253	1.18%
State and municipal securities
Due after one to five years	250	1	-	251	4.00
Due after five to ten years	6,253	100	41	6,312	2.91
Due after ten to fifteen years	7,417	78	100	7,395	2.76
Due beyond fifteen years	389	5	-	394	3.30
Total state and municipal securities	14,309	184	141	14,352	2.86
Mortgage-backed securities
Due within one year	-	-	-	-
Due after one to five years	718	7	4	721	2.25
Due after five to ten years	3,480	13	21	3,472	1.80
Due after ten to fifteen years	20,272	9	539	19,742	1.69
Due beyond fifteen years	15,580	11	386	15,205	2.00
Total mortgage-backed securities	40,050	40	950	39,140	1.83
SBA loan pools
Due after one to five years	-	-	-	-	-
Due after five to ten years	973	13	3	983	3.30
Total SBA loan pools	973	13	3	983	3.30

Total available-for-sale securities	$59,582	$244	$1,098	$58,728	2.33%

INVESTMENT PORTFOLIO
(Dollars in thousands)

	December 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Yield

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and agency securities
Due after one to five years	$10,499	$6	$42	$10,463	1.33%
Total U.S. government and agency securities	10,499	6	42	10,463	1.33
State and municipal securities
Due within one year	375	4	-	379	3.95
Due after one to five years	7,780	305	20	8,065	2.70
Due after five to ten years	4,580	121	8	4,693	3.08
Due after ten to fifteen years	1,025	9	8	1,026	2.51
Due beyond fifteen years	498	8	-	506	3.25
Total state and municipal securities	14,258	447	36	14,669	2.86
Mortgage-backed securities
Due after one to five years	733	12	-	745	2.43
Due after five to ten years	1,997	19	7	2,009	2.13
Due after ten to fifteen years	25,144	16	393	24,767	1.80
Due beyond fifteen years	18,084	18	342	17,760	2.20
Total mortgage-backed securities	45,958	65	742	45,281	1.98
SBA loan pools
Due after one to five years	-	-	-	-	-
Due after five to ten years	1,089	23	8	1,104	3.19
Total SBA loan pools	1,089	23	8	1,104	3.19

Total available-for-sale securities	$71,804	$541	$828	$71,517	2.36%

Loan Portfolio

General

The following tables present the Bank’s loan portfolio as of December 31, 2017, 2016, 2015, 2014 and 2013.

LOAN PORTFOLIO
(Dollars in thousands)

	12/31/2017		12/31/2016
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Real estate - residential	$135,229	34.2%	$143,212	35.1%
Real estate - commercial	79,293	20.1%	79,629	19.5%
Real estate - construction & land development	24,478	6.2%	18,892	4.6%
Home equity	49,095	12.4%	48,876	12.0%
Commercial & industrial	72,591	18.4%	69,254	17.0%
Municipal	11,857	3.0%	12,948	3.2%
Consumer	22,552	5.7%	34,911	8.6%
Total Loans	395,095	27.1%	407,722	28.7%

Allowance for loan losses	(4,088)		(3,753)
Deferred costs, net	1,318		1,442

Net loans	$392,325		$405,411

LOAN PORTFOLIO
(Dollars in thousands)

	12/31/2015		12/31/2014
		% of Total		% of Total
	Balance	Loans	Balance	Loans
Real estate - residential	$138,628	42.6%	$132,553	46.5%
Real estate - commercial	62,118	19.1%	46,982	16.5%
Real estate - construction & land development	10,070	3.1%	13,234	4.6%
Home equity	47,681	14.7%	46,403	16.3%
Commercial & industrial	35,305	10.9%	19,038	6.6%
Municipal	12,239	3.8%	10,061	3.5%
Consumer	19,350	5.9%	16,576	5.8%
Total Loans	325,391	100.0%	284,847	100.0%

Allowance for loan losses	(3,028)		(2,761)
Deferred costs, net	1,332		1,295

Net loans	$323,695		$283,381

LOAN PORTFOLIO
(Dollars in thousands)

	12/31/2013
		% of Total
	Balance	Loans
Real estate - residential	$137,539	49.4%
Real estate - commercial	48,814	17.5%
Real estate - construction & land development	7,773	2.8%
Home equity	46,742	16.8%
Commercial & industrial	18,432	6.7%
Municipal	8,488	3.0%
Consumer	10,664	3.8%
Total Loans	278,452	100.0%

Allowance for loan losses	(2,792)
Deferred costs, net	1,215

Net loans	$276,875

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

The Bank’s other real estate loans consist primarily of loans based on the borrower’s cash flow and that are secured by deeds of trust on commercial and residential properties to provide another source of repayment in the event of default. It is the Bank’s policy to restrict real estate loans without credit enhancement to no more than 80% of the lower of the appraised value or the purchase price of the property, depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on such loans typically range from five to thirty years. However, Small Business Administration (SBA) and certain other real estate loans easily sold in the secondary market are made for longer maturities. The Bank has been designated an approved SBA lender. The Bank’s SBA loans are categorized as commercial or real estate, depending on the underlying collateral. The Bank has also been approved as an originator of loans that can be sold to the Federal Home Loan Mortgage Corporation.

During the year ended December 31, 2017, there were 341 loans with a total principal balance of $75.0 million that were sold, resulting in a gain of $981 thousand for the Bank. For the year ended December 31, 2016, there were 420 loans with a total principal balance of $94.0 million that were sold, resulting in a gain of $1.7 million for the Bank.

Consumer loans are made for the purpose of financing automobiles, various types of consumer goods and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank’s consumer loans are secured by the personal property purchased with the proceeds of such consumer loans.

With certain exceptions, the Bank is permitted under applicable law to make extensions of credit to any one borrowing entity and its related affiliates of up to 15% of the Bank’s capital and reserves. An additional 10% is permitted under applicable law if the credit is fully secured by qualified collateral. The Bank sells participations in its loans when necessary to stay within its lending limits. As of December 31, 2017, these lending limits for the Bank were $6.4 million and $10.7 million, respectively.

Loan Concentrations

The Bank does not have any significant concentrations in its loan portfolio by industry or group of industries. As of December 31, 2017 and December 31, 2016, approximately 70% of the Bank’s loans were secured by residential real estate property located in Connecticut.

Loan Portfolio Maturities and Interest Rate Sensitivity

The following table summarizes the maturities and interest rate sensitivity of the Bank’s loan portfolio.

As of December 31, 2017
(Dollars in thousands)

	One Year	Over One	Over
	or Less	to Five Years	Five years	Total

Commercial and industrial	$23,209	$19,257	$30,125	$72,591
Real estate - construction & land development, residential and commercial	16,589	5,894	1,995	24,478
Real estate - residential	6,972	22,338	105,919	135,229
Real estate - commercial	11,223	54,753	13,317	79,293
Municipal	1,241	1,415	9,201	11,857
Home Equity	43,744	1,097	4,254	49,095
Consumer	1,056	12,716	8,780	22,552
Total loans	$104,034	$117,470	$173,591	$395,095

Loans with fixed interest rates	$8,455	$34,991	$148,720	$192,166

Loans with variable interest rates	95,579	82,479	24,871	202,929
Total loans	$104,034	$117,470	$173,591	$395,095

As of December 31, 2016
(Dollars in thousands)

	One Year	Over One	Over
	or Less	to Five Years	Five years	Total

Commercial and industrial	$13,012	$25,940	$30,302	$69,254
Real estate - construction & land development, residential and commercial	10,007	8,885	-	18,892
Real estate - residential	6,916	25,261	111,035	143,212
Real estate - commercial	9,168	52,756	17,705	79,629
Municipal	1,968	5,324	5,656	12,948
Home Equity	42,374	1,622	4,880	48,876
Consumer	1,751	16,041	17,119	34,911
Total loans	$85,196	$135,829	$186,697	$407,722

Loans with fixed interest rates	$6,876	$41,510	$160,443	$208,829

Loans with variable interest rates	78,320	94,319	26,254	198,893
Total loans	$85,196	$135,829	$186,697	$407,722

The following table sets forth the Bank’s loan commitments, standby letters of credit, and unadvanced portions of loans as of December 31, 2017, 2016, 2015 and 2014.

LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT
(Dollars in thousands)

	2017	2016	2015	2014	2013

Commitments to originate loans	$13,854	$20,090	$40,708	$17,151	$10,488
Standby letters of credit	5,076	4,281	3,391	1,888	857
Unadvanced portions of loans:
Construction loans	25,388	13,580	15,647	6,960	5,456
Commercial lines of credit	38,276	32,640	20,580	17,394	14,265
Consumer	4,875	588	621	677	677
Home equity lines of credit	61,725	58,035	47,650	45,005	40,075
	$149,194	$129,214	$128,597	$89,075	$71,818

Non-Performing Assets

Interest on performing loans is accrued and taken into income daily. A loan over 90 days past due is deemed “non-performing” and is placed on a nonaccrual status unless the loan is well collateralized and in the process of collection. Interest received on nonaccrual loans is credited to income only upon receipt and, in certain circumstances, may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. The Bank had 11 nonaccrual loans with a balance of approximately $1.5 million as of December 31, 2017; 16 nonaccrual loans with a balance of approximately $4.1 million as of December 31, 2016; 19 nonaccrual loans with a balance of approximately $4.1 million as of December 31, 2015; 11 nonaccrual loans with a balance of approximately $2.5 million as of December 31, 2014; and 15 nonaccrual loans with a balance of approximately $2.8 million as of December 31, 2013. Gross interest that would have been recorded if the nonaccrual loans had been current was approximately $164 thousand for the year ended December 31, 2017; approximately $117 thousand for the year ended December 31, 2016; approximately $103 thousand for the year ended December 31, 2015; approximately $112 thousand for the year ended December 31, 2014; and approximately $127 thousand for the year ended December 31, 2013.

The amount of interest on nonaccrual loans included in net income was approximately $42 thousand for the year ended December 31, 2017; approximately $247 thousand for the year ended December 31, 2016; approximately $77 thousand for the year ended December 31, 2015; approximately $31 thousand for the year ended December 31, 2014; and approximately $29 thousand for the year ended December 31, 2013. For each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013, the Bank had no loans more than 90 days past due and still accruing interest.

When appropriate or necessary to protect the Bank’s interests, real estate pledged as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank is referred to as “other real estate owned” (“OREO”) and is carried on the books of the Bank as an asset at the lesser of the Bank’s recorded investment or the fair value less estimated costs to sell. As of December 31, 2017, the Bank had one OREO property on its books for $192 thousand. As of December 31, 2016, and December 31, 2015, the Bank had no OREO properties on its books. As of December 31, 2014, the Bank had one OREO property on its books for $105 thousand. As of December 31, 2013, the Bank did not have any OREO properties on its books.

A loan whose terms have been modified due to financial difficulties is reported as a troubled debt restructure (“TDR”) loan. All TDR loans are placed on nonaccrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated sustained performance with the restructured terms of the loan agreement for a minimum of six months. At December 31, 2017, the Bank had one loan classified as a TDR on its books with an aggregate balance of approximately $182 thousand which had been modified during the year ended December 31, 2015. At December 31, 2016, the Bank had one loan classified as a TDR on its books with an aggregate balance of approximately $281 thousand which had been modified during the year ended December 31, 2015. The Bank modified one commercial loan with a balance of approximately $363 thousand as a TDR during the year ended December 31, 2015. This loan was originally modified as a TDR during the year ended December 31, 2014 with a balance of approximately $439 thousand before it was subsequently modified again in 2015.

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

The Bank has an internal review process to verify credit quality and risk classifications. In addition, the Bank maintains a program of annual review of certain new and renewed loans by an outside loan review consultant. Loans are graded from “pass” to “loss,” depending on credit quality, with “pass” representing loans that are fully satisfactory as additions to the Bank’s loan portfolio. These are loans that involve a degree of risk which is not unwarranted, given the favorable aspects of the credit, and which exhibit both primary and secondary sources of repayment. Classified loans identified in either review process are added to the Bank’s Internal Watch list and an additional allowance for loan losses is established for such loans, if appropriate. Additionally, the Bank is examined regularly by the Federal Deposit Insurance Corporation and the State of Connecticut Department of Banking at which time a further review of the loan portfolio is conducted.

The Bank had criticized and classified loans with a combined outstanding balance of $15.9 million as of December 31, 2017; $12.6 million as of December 31, 2016; $9.2 million as of December 31, 2015; $9.8 million as of December 31, 2014; and $10.2 million as of December 31, 2013.

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

The following tables summarize the Bank’s loan loss experience, transactions in the allowance for loan losses and certain prominent ratios at or for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.

	At or for the	At or for the
	Year Ended	Year Ended
	12/31/2017	12/31/2016
	(Dollars in thousands)	(Dollars in thousands)

Balance at beginning of period	$3,753	$3,028

Charge-offs:
Commercial and industrial	(82)	(179)
Residential and Home Equity	(200)	-
Consumer	(41)	(15)
Total charge-offs	(323)	(194)

Recoveries:
Commercial and industrial	11	3
Real estate - residential	-	1
Home equity	-	-
Consumer	2	4
Total recoveries	13	8

Net loans charged-off	(310)	(186)
Provision for loan losses	645	911
Balance at end of period	$4,088	$3,753

BALANCES
Average total loans	$409,858	$374,558
Total net loans at end of period	$392,325	$405,411

RATIOS
Allowance for loan losses to average assets	0.80%	0.78%
Allowance for loan losses to loans at end of period	1.03%	0.92%

	At or for the	At or for the	At or for the
	Year Ended	Year Ended	Year Ended
	12/31/2015	12/31/2014	12/31/2013
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)

Balance at beginning of period	$2,761	$2,792	$2,594

Charge-offs:
Real estate:
Residential	-	(93)	(40)
Commercial	-	-	(54)
Real estate - construction & land development	-	-	-
Commercial and industrial	-	-	(2)
Consumer	(22)	(8)	(58)
Total charge-offs	(22)	(101)	(154)

Recoveries:
Commercial and industrial	3	3	4
Real estate - residential	-	8	-
Home equity	2	-
Consumer	6	4	3
Total recoveries	11	15	7

Net loans (charged-off) recovered	(11)	(86)	(147)
Provision for loan losses	278	55	345
Balance at end of period	$3,028	$2,761	$2,792

BALANCES
Average total loans	$304,529	$281,567	$255,817
Total net loans at end of period	$323,695	$283,381	$276,875

RATIOS
Allowance for loan losses to average assets	0.73%	0.68%	0.71%
Allowance for loan losses to loans at end of period	0.93%	0.97%	1.00%

	ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (Dollars in thousands)

	12/31/2017		12/31/2016
	Allocation of	% of loans	Allocation of	% of loans
	Allowance	by Category	Allowance	by Category
Real estate - residential	$996	34.2%	$1,057	35.1%
Real estate - commercial	1,187	22.4%	1,044	22.7%
Real estate - construction & land development	292	6.2%	212	4.6%
Commercial and industrial	1,079	19.0%	824	17.0%
Home equity	381	12.4%	346	12.0%
Consumer	90	3.1%	126	4.6%
Student Loans	56	2.7%	123	4.0%
Unallocated	7	-	21	-
Total	$4,088	100.0%	$3,753	100.0%

	ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
	(Dollars in thousands)

	12/31/2015		12/31/2014
	Allocation of	% of loans	Allocation of	% of loans
	Allowance	by Category	Allowance	by Category
Real estate - residential	$1,065	42.5%	$1,085	49.2%
Real estate - commercial	706	21.7%	738	18.8%
Real estate - construction & land development	324	3.1%	249	3.7%
Commercial and industrial	398	12.0%	227	6.9%
Home equity	331	14.7%	324	16.0%
Consumer	157	6.0%	134	5.4%
Student Loans	-	0.0%	-	0.0%
Unallocated	47	-	4	-
Total	$3,028	100.0%	$2,761	100.0%

	12/31/2013
	Allocation of	% of loans
	Allowance	by Category
Real estate - residential	$1,189	49.4%
Real estate - commercial	748	17.5%
Real estate - construction & land development	211	2.8%
Commercial and industrial	239	9.7%
Home equity	303	16.8%
Consumer	102	3.8%
Unallocated	-	-
Total	$2,792	100.0%

Deposits

Deposits are the Bank’s primary source of funds. At December 31, 2017, the Bank had a deposit mix of 44.0% checking, 41.4% savings and 14.6% certificates of deposit. Thirty-one percent of the total deposits of $457 million were noninterest bearing at December 31, 2017. At December 31, 2016, the Bank had a deposit mix of 45.0% checking, 38.9% savings and 16.1% certificates of deposit. Thirty-two percent of the total deposits of $414 million were noninterest bearing at December 31, 2016. At December 31, 2015, the Bank had a deposit mix of 47.6% checking, 37.0% savings and 15.4% certificates of deposit. Thirty-six percent of the total deposits of $373 million were noninterest bearing at December 31, 2015. At December 31, 2017, $68.0 million of the Bank’s deposits were from public sources compared to $43.2 million of the Bank’s deposits at December 31, 2016 and $43.8 million of the Bank’s deposits at December 31, 2015. The Bank’s net interest income is enhanced by its percentage of noninterest bearing deposits.

The Bank’s deposits are obtained from a cross-section of the communities it serves. No material portion of the Bank’s deposits has been obtained from or is dependent upon any one person or industry. The bank maintains deposit relationships with several of the municipalities in its primary markets, which will seasonally increase deposit balances as municipal taxes are collected by the above-mentioned municipalities' governments. The Bank’s business is not seasonal in nature. The Bank accepts deposits in excess of $250,000 from customers. Those deposits are priced to remain competitive. Through the Promontory Interfinancial Network’s Certificate of Deposit Accounts Registry Service (CDARS) program, the Bank had brokered deposits of $1.9 million as of December 31, 2017, $1.5 million as of December 31, 2016 and $1.3 million as of December 31, 2015.

At December 31, 2017, the Bank had approximately 22,686 deposit accounts, an increase of 2,636 accounts or 13% from the number of accounts at December 31, 2016 and an increase of 2,676 accounts over the number of accounts at December 31, 2015.

The Bank is not dependent upon funds from sources outside the United States and has not made loans to any foreign entities.

The following table summarizes the distribution of average deposits and the average annualized rates paid for the years ended December 31, 2017, 2016 and 2015.

AVERAGE DEPOSITS
(Dollars in thousands)

	For the Year Ended		For the Year Ended		For the Year Ended
	12/31/2017		12/31/2016		12/31/2015
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits	$131,073	0.00%	$126,262	0.00%	$112,057	0.00%
NOW deposits	49,500	0.09%	43,878	0.09%	39,270	0.08%
Savings deposits	192,725	0.34%	168,814	0.21%	151,863	0.11%
Time deposits	67,832	0.91%	61,135	0.79%	58,761	0.71%
Total average deposits	$441,130	0.30%	$400,089	0.22%	$361,951	0.17%

The following table indicates the maturity schedule for the Bank’s time deposits of $100,000 or more as of December 31, 2017, 2016 and 2015.

SCHEDULED MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
(Dollars in thousands)

	December 31, 2017		December 31, 2016		December 31, 2015
	Balance	% of total	Balance	% of total	Balance	% of total
Three months or less	$12,754	35.1%	$10,437	29.5%	$11,523	43.5%
Over three through six months	3,814	10.5%	2,947	8.3%	3,291	12.4%
Over six through twelve months	9,775	26.9%	8,680	24.5%	2,587	9.8%
Over twelve months	10,004	27.5%	13,293	37.7%	9,098	34.3%
Total	$36,347	100.0%	$35,357	100.0%	$26,499	100.0%

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

One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. The Company is a member of Promontory Interfinancial Network’s Certificate of Deposit Accounts Registry Service (CDARS). This allows the Company to offer its customers FDIC insurance on deposits in excess of $250,000, which reflects the current deposit insurance limits in effect, by placing the deposits in the CDARS network. Accounts placed in this manner are considered brokered deposits. As of December 31, 2017, the Company had $1.9 million of deposits in the CDARS network compared to $1.5 million and $1.3 million of deposits in the CDARS network as of December 31, 2016 and December 31, 2015, respectively. The Company had no other brokered deposits as of December 31, 2017, 2016, and 2015.

Liquidity of a financial institution, such as a bank, is measured based on its ability to have liquid assets sufficient to meet its short-term obligations. The net sum of liquid assets less anticipated current obligations represents the basic liquidity surplus of the Company. The Company maintains a portion of its funds in cash deposits in other banks, federal funds sold, and available-for-sale securities to meet its obligations for anticipated depositors’ demands in the near future. As of December 31, 2017, the Company held $31.2 million in cash and cash equivalents and CDs, net of required FRB reserves of $7.6 million, and $23.3 million in available-for-sale securities, net of pledged investments of $28.8 million, for total liquid assets of $54.5 million. As of December 31, 2016, the Company held $15.3 million in cash and cash equivalents and CDs, net of required FRB reserves of $6.9 million, and $45.4 million in available-for-sale securities, net of pledged investments of $13.6 million, for total liquid assets of $60.7 million. As of December 31, 2015, the Company held $24.4 million in cash and cash equivalents and CDs, net of required FRB reserves of $5.7 million, and $57.2 million in available-for-sale securities, net of pledged investments of $14.3 million, for total liquid assets of $81.6 million. As of December 31, 2017, the Company’s anticipated short-term liability obligations were $39.3 million, which resulted in a basic liquidity surplus of $15.2 million that represented 3.0% of total assets. As of December 31, 2016, the Company’s anticipated short-term liability obligations were $104.9 million, which resulted in a basic liquidity shortfall of $44.5 million that represented 8.7% of total assets. As of December 31, 2015, the Company’s anticipated short-term liability obligations were $75.8 million, which resulted in a basic liquidity surplus of $5.8 million that represented 1.3% of total assets.

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

The table below sets forth the interest rate sensitivity of the Bank’s interest-sensitive assets and interest-sensitive liabilities as of December 31, 2017, 2016 and 2015, using the interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered interest rate-sensitive within a specified period when it can be re-priced or matures within its contractual terms.

	December 31, 2017
	Due within	Due in	Due after One	Due after
	Three	Three to Twelve	Year to Five	Five
	Months	Months	Years	Years	Total
Rate sensitive assets
Federal funds sold & overnight deposits	$185	$-	$-	$-	$185
Certificates of deposit	-	1,000	250	-	1,250
Available-for-sale securities (at fair value)	2,907	6,907	23,338	18,504	51,656
Total loans	63,448	40,586	117,470	173,591	395,095
	$66,540	$48,493	$141,058	$192,095	$448,186

Rate sensitive liabilities
NOW deposits	$-	$-	$-	$57,729	$57,729
Savings deposits	126,340	-	-	63,182	189,522
Time deposits	18,324	28,319	19,834	37	66,514
Securities sold under agreements to repurchase	2,449	-	-	-	2,449
FHLB advances	-	-	1,455	863	2,318
Long term debt	-	-	-	7,281	7,281
	$147,113	$28,319	$21,289	$129,092	$325,813

Interest rate sensitivity gap	$(80,573)	$20,174	$119,769	$63,003	$122,373
Cumulative gap	$(80,573)	$(60,399)	$59,370	$122,373

Cumulative gap ratio to total assets	-16%	-12%	12%	24%

INTEREST RATE SENSITIVITY
(Dollars in thousands)

	December 31, 2016
	Due within	Due in	Due after One	Due after
	Three	Three to Twelve	Year to Five	Five
	Months	Months	Years	Years	Total
Rate sensitive assets
Federal funds sold & overnight deposits	$150	$-	$-	$-	$150
Certificates of deposit	-	-	1,250	-	1,250
Available-for-sale securities (at fair value)	2,751	8,412	29,404	18,161	58,728
Total loans	54,837	30,359	135,829	186,697	407,722
	$57,738	$38,771	$166,483	$204,858	$467,850

Rate sensitive liabilities
NOW deposits	$-	$-	$-	$51,743	$51,743
Savings deposits	96,950	-	-	64,142	161,092
Time deposits	16,154	25,060	25,374	-	66,588
Securities sold under agreements to repurchase	2,694	-	-	-	2,694
FHLB advances	52,000	-	1,195	863	54,058
Long term debt	-	-	-	7,252	7,252
	$167,798	$25,060	$26,569	$124,000	$343,427

Interest rate sensitivity gap	$(110,060)	$13,711	$139,914	$80,858	$124,423
Cumulative gap	$(110,060)	$(96,349)	$43,565	$124,423

Cumulative gap ratio to total assets	-22%	-19%	9%	24%

INTEREST RATE SENSITIVITY
(Dollars in thousands)

	December 31, 2015
	Due within	Due in	Due after One	Due after
	Three	Three to Twelve	Year to Five	Five
	Months	Months	Years	Years	Total
Rate sensitive assets
Federal funds sold & overnight deposits	$149	$-	$-	$-	$149
Certificates of deposit	-	250	1,000	-	1,250
Available-for-sale securities (at fair value)	1,824	5,445	37,767	26,481	71,517
Total loans	5,802	53,285	46,917	219,387	325,391
	$7,775	$58,980	$85,684	$245,868	$398,307

Rate sensitive liabilities
NOW deposits	$-	$-	$-	$41,778	$41,778
Savings deposits	76,272	-	-	61,725	137,997
Time deposits	16,904	20,055	20,328	-	57,287
Securities sold under agreements to repurchase	1,915	-	-	-	1,915
FHLB advances	31,500	-	-	-	31,500
Long term debt	-	-	-	7,230	7,230
	$126,591	$20,055	$20,328	$110,733	$277,707

Interest rate sensitivity gap	$(118,816)	$38,925	$65,356	$135,135	$120,600
Cumulative gap	$(118,816)	$(79,891)	$(14,535)	$120,600

Cumulative gap ratio to total assets	-27%	-18%	-3%	27%

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

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as “well capitalized,” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, total risk-based and common equity Tier 1 risk-based capital ratios as set forth in the table below. Management of the Bank believes there are no conditions that have changed the Bank’s category since December 31, 2017.

The following table presents the amounts of regulatory capital and capital ratios for the Bank compared to the minimum regulatory capital requirements to be categorized as “well capitalized” as of December 31, 2017 and 2016 under the regulatory rules then in effect.

	December 31, 2017		December 31, 2016
		Capital Minimum		Capital Minimum
	Ratio	Requirement	Ratio	Requirement

Tier 1 leverage capital ratio	7.79%	5.00%	7.46%	5.00%
Tier 1 risk-based capital ratio	10.89%	8.00%	10.65%	8.00%
Total risk-based capital ratio	12.03%	10.00%	11.72%	10.00%
Common equity tier 1 risk-based capital ratio	10.89%	6.50%	10.65%	6.50%

In December 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III.

Subsequently, in July 2013, the FRB and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implemented and addressed the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. The FRB’s and the FDIC’s rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). The threshold amount of total consolidated assets for top-tier bank holding companies was subsequently increased to $1 billion or more in May 2015. Among other things, the rules established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets). Banking organizations are required to have a total capital ratio of 8% (unchanged from prior rules) and a Tier 1 leverage ratio of 4% (unchanged from prior rules). The rules also limit a banking organization’s ability to pay dividends, engage in share repurchases or pay discretionary bonuses if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% (which is the fully phased-in amount effective January 1, 2019) of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rules became effective for the Bank on January 1, 2015 (subject to phase-in periods for certain components). The capital conservation buffer requirement is being phased in beginning on January 1, 2016 at 0.625% of common equity Tier 1 capital to risk-weighted assets and will increase by that amount each year until fully implemented in January 2019 at 2.5% of common equity Tier 1 capital to risk-weighted assets. As of January 1, 2018, the Bank was required to maintain a capital conservation buffer of 1.875%.

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

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15(a)(1) and (2) on page 45 for a list of financial statements and supplementary data required to be filed pursuant to this Item 8. The information required by this Item 8 is provided beginning on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed by the Company in a Current Report on Form 8-K filed on December 13, 2017 with the Commission, on December 13, 2017 (the “Notification Date”), the Company, after review and recommendation of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), determined to appoint Crowe Horwath LLP (“Crowe”) as the Company’s new independent registered public accounting firm for and with respect to the year ending December 31, 2018. The Company will dismiss Baker Newman & Noyes, LLC (“BNN”) from that role following the issuance of the Company’s audited financial statements and filing of its Annual Report on Form 10-K for the year ended December 31, 2017.

BNN began serving as the Company’s independent registered public accounting firm effective August 17, 2015 after the Company’s previous independent registered public accounting firm, Shatswell, MacLeod & Company, P. C., combined its external audit practice with BNN. The reports of BNN on the Company’s financial statements as of and for the two years ended December 31, 2016 did not contain an adverse opinion or a disclaimer of an opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two years ended December 31, 2016, and from December 31, 2016 through the Notification Date, there were (i) no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K) with BNN on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BNN, would have caused BNN to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company for such years; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the two years ended December 31, 2016, and from December 31, 2016 through the Notification Date, neither the Company nor anyone acting on behalf of the Company, consulted with Crowe regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written or oral advice was provided to the Company that Crowe concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement or reportable event.

The Company previously provided BNN with a copy of the foregoing disclosure and requested that BNN furnish the Company with a letter addressed to the Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of the letter, dated December 13, 2017, was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on December 13, 2017 with the Commission.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017 and have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis. This conclusion is based on the above-referenced officers’ evaluation of such controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

(d)     Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated into this Form 10-K by reference to the Proxy Statement of the Company (the “Proxy Statement”) for the annual meeting of shareholders to be held on May 8, 2018 under the captions “ELECTION OF DIRECTORS,” “INFORMATION ABOUT OUR DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “Shareholder Proposals and Nominations.”

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated into this Form 10-K by reference to the Company’s Proxy Statement under the caption “COMPENSATION AND OTHER MATTERS.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The Company has issued options to purchase shares of its common stock under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (the “2011 Plan”). As of March 29, 2018, there were options outstanding to purchase an aggregate of 20,000 shares of the Company’s authorized but unissued common stock at a price of $30.00 per share that will expire in 2025.

The Company established the 2011 Plan, effective June 1, 2011, to provide stock awards and options to employees, officers and directors of the Company in order to attract them to the Company, give them a proprietary interest in the Company, and to encourage them to remain in the employ or service of the Company. The maximum number of shares of the Company’s common stock that may be delivered pursuant to awards or options under the 2011 Plan is 100,000 shares. As of December 31, 2017, 61,657 shares of restricted stock have been granted to directors and officers of the Bank and 6,289 of those shares have been forfeited and are available for re-issue under the 2011 Plan guidelines. The remaining number of shares and options to be granted under the 2011 Plan was 44,632 as of December 31, 2017. The 2011 Plan will expire on March 16, 2021.

During 2017, the Company granted 8,482 shares of restricted stock with a grant date fair value of $263 thousand. During 2016, the Company granted 10,826 shares of restricted stock with an award value of $231 thousand. The restricted shares vest over a three-year period. During 2017 and 2016, the Company recognized compensation expense in the amount of $136 thousand and $132 thousand, respectively, related to restricted shares.

The following table sets forth the total number of securities authorized for issuance under equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	20,000	$30.00	44,632
Equity compensation plans not approved by shareholders	-	-	-
Total	20,000	$30.00	44,632

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

10.6#

Change in Control Severance Agreement, dated as of March 11, 2014, by and between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 12, 2014)

10.7#

Supplemental Executive Retirement Agreement, adopted as of March 11, 2014, by and between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 12, 2014)

10.8#

Split Dollar Life Insurance Agreement, dated as of April 29, 2014, by and between the Bank and Richard J. Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 29, 2014)

10.9#

Change in Control Severance Agreement, dated as of October 24, 2012, by and between the Bank and Gary W. Burdick (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K filed on March 28, 2013)

10.10#

Supplemental Executive Retirement Agreement, dated as of October 24, 2012, by and between the Bank and Gary W. Burdick (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K filed on March 28, 2013)

10.11#

Change in Control Severance Agreement, dated as of November 26, 2014, by and between the Bank and Joan A. Beresford (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed on March 26, 2015)

10.12#

Change in Control Severance Agreement, dated as of May 5, 2014, by and between the Bank and Jocelyn A. Mitchell (incorporated by reference to Exhibit 10.17 of the Company’s Form 10-K filed on March 26, 2015)

10.13#

Form of Split Dollar Life Insurance Agreement by and between the Bank and certain officers of the Bank in key managerial roles, including Gary W. Burdick, Joan A. Beresford and Jocelyn A. Mitchell (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K filed on March 28, 2013)

10.14#

SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Commission on April 11, 2011 for the Company’s 2011 Annual Meeting of Shareholders)

10.15#

Form of Restricted Stock Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 15, 2011)

10.16#

Form of Non-Qualified Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 15, 2011)

10.17#

Form of Incentive Stock Option Agreement for grants under the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 15, 2011)

10.18#

Supplemental Executive Retirement Agreement, adopted as of January 18, 2017, by and between The Simsbury Bank & Trust Company, Inc. and Richard J Sudol (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 18, 2017)

14*	Code of Ethics and Conflicts of Interest Policy

21*	Subsidiaries

23.1*	Consent of Baker Newman & Noyes LLC

31.1*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Executive Officer

31.2*	Section Rule 13(a)-14(a)/15(d)-14(a) Certification by Chief Financial Officer

32.1*	Section 1350 Certification by Chief Executive Officer

32.2*	Section 1350 Certification by Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Taxonomy Extension Definitions Linkbase Document

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

Date: March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Martin J. Geitz	President, Chief Executive	March 29, 2018
Martin J. Geitz	Officer and Director

/s/ Richard J. Sudol	Senior Vice President,	March 29, 2018
Richard J. Sudol	Chief Financial Officer and Treasurer

/s/ Robert J. Bogino	Director	March 29, 2018
Robert J. Bogino

/s/ James T. Fleming	Director	March 29, 2018
James T. Fleming

/s/ Gary R. Kevorkian	Director	March 29, 2018
Gary R. Kevorkian

/s/ Jerry W. Long	Director	March 29, 2018
Jerry W. Long

/s/ Nicholas B. Mason	Director	March 29, 2018
Nicholas B. Mason

/s/ Michael D. Nicastro	Director	March 29, 2018
Michael D. Nicastro

/s/ Peter C. Pabich	Director	March 29, 2018
Peter C. Pabich

/s/ David W. Sessions	Director	March 29, 2018
David W. Sessions

/s/ Ann G. Taylor	Director	March 29, 2018
Ann G. Taylor

/s/ Penny R. Woodford	Director	March 29, 2018
Penny R. Woodford

SBT BANCORP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SBT Bancorp, Inc.

Simsbury, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SBT Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Newman & Noyes LLC

Baker Newman & Noyes LLC

Portland, Maine

March 29, 2018

We (or our predecessor firm) have served as the Company’s auditor consecutively since 1994.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(In Thousands, Except Share Data)

	2017	2016
ASSETS
Cash and due from banks	$13,066	$10,976
Interest-bearing deposits with the Federal Reserve Bank and Federal Home Loan Bank	23,853	9,786
Money market mutual funds	388	95
Federal funds sold	185	150
Cash and cash equivalents	37,492	21,007

Certificates of deposit	1,250	1,250

Investments in available-for-sale securities at fair value	51,656	58,728
Federal Home Loan Bank stock, at cost	903	2,896

Loans held-for-sale	2,259	2,801

Loans	396,413	409,164
Less: allowance for loan losses	4,088	3,753
Loans, net	392,325	405,411

Premises and equipment, net	1,863	1,905
Accrued interest receivable	1,402	1,301
Other real estate owned	192	-
Bank-owned life insurance	9,370	9,130
Other assets	5,313	5,570
Total assets	$504,025	$509,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand deposits	$143,635	$134,341
Savings and NOW deposits	247,251	212,835
Time deposits	66,514	66,588
Total deposits	457,400	413,764

Securities sold under agreements to repurchase	2,449	2,694
Federal Home Loan Bank advances	2,318	54,058
Long-term subordinated debt	7,281	7,252
Other liabilities	2,358	1,944
Total liabilities	471,806	479,712
Stockholders' equity:
Common stock, no par value; authorized 2,000,000 shares; issued and outstanding 1,382,014 shares and 1,381,600 shares, respectively, at December 31, 2017; 1,372,394 shares and 1,371,980 shares, respectively, at December 31, 2016	19,433	19,133
Retained earnings	13,657	12,017
Treasury stock, 414 shares	(7)	(7)
Unearned compensation - restricted stock awards	(420)	(293)
Accumulated other comprehensive loss	(444)	(563)
Total stockholders' equity	32,219	30,287
Total liabilities and stockholders' equity	$504,025	$509,999

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2017 and 2016

(In Thousands, Except Share Data)

	2017	2016
Interest and dividend income:
Interest and fees on loans	$15,341	$13,591
Investment securities	1,320	1,473
Interest-bearing deposits	250	81
Total interest and dividend income	16,911	15,145
Interest expense:
Interest on deposits	1,326	881
Interest on securities sold under agreements to repurchase	7	6
Interest on Federal Home Loan Bank advances	263	192
Interest on long-term subordinated debt	542	515
Total interest expense	2,138	1,594
Net interest and dividend income	14,773	13,551
Provision for loan losses	645	911
Net interest and dividend income after provision for loan losses	14,128	12,640
Noninterest income (loss):
Service charges on deposit accounts	371	379
Gain on sales of available-for-sale securities, net	-	94
Writedown of available-for-sale securities	(4)	(3)
Other service charges and fees	735	945
Increase in cash surrender value of life insurance policies	240	241
Mortgage banking activities, net	1,445	1,288
Investment services fees and commissions	176	194
Other income	160	58
Total noninterest income	3,123	3,196
Noninterest expense:
Salaries and employee benefits	7,017	7,499
Occupancy expense	1,400	1,530
Equipment expense	514	420
Advertising and promotions	610	605
Forms and supplies	110	202
Professional fees	716	479
Directors’ fees	236	216
Correspondent charges	316	314
FDIC assessment	421	349
Data processing	903	836
Internet banking costs	207	282
Other expense	1,443	1,335
Total noninterest expense	13,893	14,067
Income before income taxes	3,358	1,769
Income tax provision	1,004	277
Net income	$2,354	$1,492
Net income available to common stockholders	$2,354	$1,492

Earnings per common share	$1.73	$1.10
Earnings per common share, assuming dilution	$1.72	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2017 and 2016

(In Thousands)

	2017	2016
Net income	$2,354	$1,492
Other comprehensive income (loss), net of tax:
Net change in unrealized holding loss on securities available-for-sale	288	(476)
Reclassification adjustment for realized gain/loss in net income (1)	-	(94)
Reclassification adjustment for writedowns of securities in net income (1)	4	3
Other comprehensive income (loss), before tax	292	(567)
Income tax (expense) benefit	(100)	193
Other comprehensive income (loss), net of tax	192	(374)
Comprehensive income	$2,546	$1,118

(1) Reclassification adjustments include realized securities gains and losses and writedowns of securities. The gains and losses have been reclassified out of other comprehensive loss and affect certain captions in the consolidated statements of income as follows: the pre-tax amount is reflected in gain on sales of available-for-sale securities, and writedowns of available-for-sale securities; the tax effect is included in income tax provision; and the after tax amount is included in net income.

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017 and 2016

(In Thousands, Except Share Data)

				Unearned	Accumulated
				Compensation -	Other
	Common	Retained	Treasury	Restricted Stock	Comprehensive
	Stock	Earnings	Stock	Awards	Income (Loss)	Total
Balance, December 31, 2015	$18,856	$11,288	$(7)	$(206)	$(189)	$29,742
Net income	-	1,492	-	-	-	1,492
Other comprehensive loss, net of tax	-	-	-	-	(374)	(374)
Stock-based compensation	19	-	-	132	-	151
Forfeited restricted stock awards	(12)	-	-	12	-	-
Restricted stock awards	231	-	-	(231)	-	-
Common stock issued	39	-	-	-	-	39
Dividends declared on common stock ($.56 per share)	-	(763)	-	-	-	(763)
Balance, December 31, 2016	19,133	12,017	(7)	(293)	(563)	30,287
Net income	-	2,354	-	-	-	2,354
Reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings	-	73	-	-	(73)	-
Other comprehensive income, net of tax	-	-	-	-	192	192
Stock-based compensation	9	-	-	136	-	145
Restricted stock awards	263	-	-	(263)	-	-
Common stock issued	28	1	-	-	-	29
Dividends declared on common stock ($.58 per share)	-	(788)	-	-	-	(788)
Balance, December 31, 2017	$19,433	$13,657	$(7)	$(420)	$(444)	$32,219

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017 and 2016

(In Thousands)

	2017	2016
Cash flows from operating activities:
Net income	$2,354	$1,492
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net	318	375
Writedown of available-for-sale securities	4	3
Gain on sales of available-for-sale securities, net	-	(94)
Change in deferred origination costs, net	124	(110)
Provision for loan losses	645	911
Loans originated for sale	(78,315)	(96,213)
Proceeds from sales of loans originated for sale	79,838	97,245
Gain on sales of mortgages	(981)	(1,666)
Loss on sale of other real estate owned	13	-
Depreciation and amortization	427	381
Amortization of long-term subordinated debt issuance costs	29	29
Decrease (increase) in other assets	2	(130)
Increase in interest receivable	(101)	(158)
(Increase) decrease in taxes receivable	(91)	132
Deferred income tax provision (benefit)	246	(117)
Increase in cash surrender value of bank owned life insurance	(240)	(241)
Stock-based compensation	145	151
Loss on disposal of fixed assets	55	12
Increase in other liabilities	433	240
Decrease in interest payable	(19)	(47)

Net cash provided by operating activities	4,886	2,195

Cash flows from investing activities:
Purchases of interest-bearing time deposits with other banks	-	(250)
Maturities and redemptions of interest-bearing time deposits with other banks	-	250
Purchases of Federal Home Loan Bank Stock	(1,660)	(2,771)
Redemption of Federal Home Loan Bank Stock	3,653	1,922
Purchases of available-for-sale securities	(2,771)	(6,384)
Proceeds from maturities and paydowns of available-for-sale securities	9,813	16,330
Proceeds from sales of available-for-sale securities	-	1,992
Loan originations and principal collections, net	11,542	(45,195)
Loans purchased	-	(37,330)
Recoveries of loans previously charged-off	13	8
Proceeds from sales of other real estate owned	557	-
Purchase of bank owned life insurance	-	(1,500)
Capital expenditures	(440)	(878)

Net cash provided by (used in) investing activities	20,707	(73,806)

SBT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017 and 2016

(In Thousands)

(continued)

	2017	2016
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	43,710	31,821
Net (decrease) increase in time deposits	(74)	9,301
Net (decrease) increase in securities sold under agreements to repurchase	(245)	779
Net change in short-term Federal Home Loan Bank advances	(52,000)	20,500
Proceeds from long-term Federal Home Loan Bank advances	260	2,058
Proceeds from issuance of common stock	29	39
Decrease in subordinated debt issuance fees	-	(7)
Dividends paid - common stock	(788)	(763)

Net cash (used in) provided by financing activities	(9,108)	63,728

Net increase (decrease) in cash and cash equivalents	16,485	(7,883)
Cash and cash equivalents at beginning of year	21,007	28,890
Cash and cash equivalents at end of year	$37,492	$21,007

Supplemental disclosures:
Interest paid	$2,157	$1,641
Income taxes paid	849	262
Loans transferred to other real estate owned	762	-
Reclassification adjustment for stranded accumulated other comprehensive income due to tax rate change	73	-

The accompanying notes are an integral part of these consolidated financial statements.

SBT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017 and 2016

NOTE 1 - NATURE OF OPERATIONS

On March 7, 2006, The Simsbury Bank & Trust Company, Inc. (the “Bank”) reorganized into a holding company structure. As a result, the Bank became a wholly-owned subsidiary of SBT Bancorp, Inc. (the “Company”) and each outstanding share of common stock of the Bank was converted into the right to receive one share of the common stock, no par value, of the Company. The Company files reports with the Securities and Exchange Commission and is supervised by the Board of Governors of the Federal Reserve System. On January 2, 2018, the Company filed Form 15 with the SEC to delist from its SEC reporting obligations while remaining a public company. Pursuant to the filing, the Company changed its listing from the OTCQX marketplace to the OTC Pink Open Market (symbol: “SBTB”).

The Bank is a Connecticut state chartered bank which was incorporated on April 28, 1992 and is headquartered in Simsbury, Connecticut. The Bank commenced operations on March 31, 1995, engaging principally in the business of attracting deposits from the general public and investing those deposits in securities, residential and commercial real estate, consumer and small business loans.

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

Cash and due from banks as of December 31, 2017 and 2016 included $7.6 million and $6.9 million, respectively, which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank of Boston and Bankers’ Bank Northeast.

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

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is currently required to purchase and hold shares of capital stock in the FHLB of Boston in an amount equal to 0.35% of the Bank’s Membership Stock Investment Base plus an Activity Based Stock Investment Requirement. The Activity Based Stock Investment Requirement is equal to 3.0% of any outstanding principal for overnight advances, 4.0% of any outstanding principal for term advances with an original term of two days to three months and 4.5% of any outstanding principal for term advances with an original term greater than three months. The Bank is in compliance with these requirements. The capital stock is carried at its cost and evaluated for impairment based upon the ultimate recoverability of the cost basis. Management determined there was no impairment at December 31, 2017 and 2016.

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

Interest income on loans is recognized on an accrual basis.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the contractual lives of the related loans.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no significant changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2017.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate and home equity loans: The Company generally does not originate loans with a loan-to-value ratio greater than 80 percent without obtaining private mortgage insurance for any amounts over 80% and does not grant subprime loans. All loans in these segments are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate loans: Loans in this segment are primarily income-producing properties throughout the Farmington Valley and surrounding communities in Connecticut. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which, in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

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

Reserve for Unfunded Commitments:

The unfunded reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include bankers’ acceptances, and standby and commercial letters of credit. The process used to determine the unfunded reserve is consistent with the process for determining the allowance for loan losses, as adjusted for estimated funding probabilities or loan and lease equivalency factors. The level of unfunded reserve is adjusted by recording an expense or recovery in other noninterest expense.

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

TRANSFERS AND SERVICING OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is generally considered to have been surrendered when the transferred assets are legally isolated from the Company or its consolidated affiliates, even in bankruptcy or other receivership; the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company; and the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets.

The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. The Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses covering certain characteristics of the mortgage loans sold and the Company’s origination process. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any liabilities incurred in exchange for the transferred assets.

When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. Servicing assets and any other interests held by the Company are recorded at fair value upon transfer, and are carried at the lower of cost or fair value thereafter.

MORTGAGE SERVICING

Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans with servicing rights retained. Capitalized servicing rights, which are reported in other assets on the consolidated balance sheets, are initially recorded at fair value and are amortized in proportion to, and over the period of, the estimated future servicing of the underlying mortgages (typically, the contractual life of the mortgage). Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. If it is later determined that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded by increasing income, but not below zero.

Servicing fee income is recorded for fees earned for servicing loans for investors. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income within mortgage banking activities, net on the consolidated statements of income when earned. The amortization of mortgage servicing rights is recorded as a reduction of loan servicing fee income within mortgage banking activities, net on the consolidated statements of income.

Interest rate lock commitments: The Company enters into interest rate lock commitments (“IRLCs”) for residential mortgage loans, which commit the Company to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments.

Derivative Loan Commitments: Residential real estate loan commitments are classified as derivative loan commitments if the loan that will result from the exercise of the commitment will be held for sale upon funding. Such derivatives are recognized at fair value in the consolidated balance sheet within other assets and other liabilities with changes in the fair values recognized within mortgage banking activities, net in the consolidated statement of income.

Forward Loan Sale Commitments: To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” and “mandatory delivery” forward loan sale commitments. Such forward sale commitments are recognized at fair value and are classified within other assets and other liabilities in the consolidated balance sheet with changes in the fair values recognized as a component of gain on sales of loans and classified within mortgage banking activities, net in the consolidated statement of income.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Accounting Standards Codification (ASC) 825, “Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets’ fair values.

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

Derivative financial instruments: Fair values for derivative financial instruments are based on prices currently charged to enter into similar agreements, taking into account the probability that the commitment will be exercised.

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

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred. During the years ended December 31, 2017 and 2016, $610 thousand and $605 thousand, respectively, in advertising and promotion expenses were recognized.

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. A valuation allowance against deferred tax assets is established when, based upon all available evidence, both positive and negative, it is determined that it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 10- Income Taxes for more information.

STOCK BASED COMPENSATION:

At December 31, 2017, the Company had stock-based employee compensation plans which are described more fully in Note 19. The Company accounts for the plans under ASC 718-10, “Compensation - Stock Compensation - Overall.” During the years ended December 31, 2017 and 2016, $145 thousand and $151 thousand, respectively, in stock-based compensation was recognized.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU was to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU was superceded by ASU 2015-14, which deferred the effective date of the original ASU. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As substantially all of the Company’s revenues are excluded from the scope of the guidance, adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU requires entities to present separately in other comprehensive income that portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It also requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. The ASU will take effect for public companies for fiscal years beginning after December 15, 2017. The Company has no equity investments as of the report date; therefore, management believes there was no material impact to its consolidated financial statements upon adoption.

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

In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU’s objectives are (1) to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) to reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as formal hedging relationships and, therefore, does not utilize hedge accounting. However, the Company is currently evaluating this ASU to determine whether its provisions will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The update provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income (AOCI) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The ASU requires financial statement preparers to disclose:

●	A description of the accounting policy for releasing income tax effects from AOCI
●	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and
●	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.

The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including application to financial statements not yet issued or available to be issued, is permitted. The Company adopted the pronouncement as of December 31, 2017, which reclassified $73 thousand from AOCI into retained earnings.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values were as follows as of December 31, 2017 and 2016:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In Thousands)
December 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$4,514	$-	$18	$4,496
Obligations of states and municipalities	12,720	146	31	12,835
Mortgage-backed securities	34,123	19	678	33,464
SBA loan pools	861	7	7	861
	$52,218	$172	$734	$51,656

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$4,250	$7	$4	$4,253
Obligations of states and municipalities	14,309	184	141	14,352
Mortgage-backed securities	40,050	40	950	39,140
SBA loan pools	973	13	3	983
	$59,582	$244	$1,098	$58,728

The scheduled maturities of debt securities at amortized cost and fair value were as follows as of December 31, 2017:

	Amortized	Fair
	Cost Basis	Value
	(In Thousands)
Due within one year	$2,750	$2,742
Due after one year through five years	3,991	3,991
Due after five years through ten years	8,052	8,108
Due after ten years	2,441	2,490
Mortgage-backed securities	34,123	33,464
SBA loan pools	861	861
	$52,218	$51,656

During 2017, there were no sales of available-for-sale securities. During 2016, proceeds from sales of available-for-sale securities amounted to $2.0 million. Gross realized gains on these sales amounted to $94 thousand.

There were no securities of issuers that exceeded 10% of stockholders’ equity at December 31, 2017.

As of December 31, 2017 and 2016, the total carrying amounts of securities pledged for securities sold under agreements to repurchase and public deposits were $28.8 million and $13.6 million, respectively.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows:

	Less than 12 Months			12 Months or Longer			Total
	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses	Holdings	Value	Losses	Holdings	Value	Losses	Holdings
	(In Thousands)
December 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$3,252	$12	6	$1,244	$6	2	$4,496	$18	8
SBA loan pools	694	7	1	-	-	-	694	7	1
Obligations of states and municipalities	1,761	1	4	1,493	30	3	3,254	31	7
Mortgage-backed securities	5,755	35	26	25,980	617	56	31,735	652	82
Total temporarily impaired securities	11,462	55	37	28,717	653	61	40,179	708	98

Other-than-temporarily impaired securities:
Mortgage-backed securities	-	-	-	123	26	3	123	26	3
Total temporarily impaired and other- than-temporarily impaired securities	$11,462	$55	37	$28,840	$679	64	$40,302	$734	101

December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$1,246	$4	2	$-	$-	-	$1,246	$4	2
SBA loan pools	743	3	1	-	-	-	743	3	1
Obligations of states and municipalities	5,934	141	14	-	-	-	5,934	141	14
Mortgage-backed securities	32,817	788	59	2,890	136	8	35,707	924	67
Total temporarily impaired securities	40,740	936	76	2,890	136	8	43,630	1,072	84

Other-than-temporarily impaired securities:
Mortgage-backed securities	9	-	1	158	26	3	167	26	4
Total temporarily impaired and other- than-temporarily impaired securities	$40,749	$936	77	$3,048	$162	11	$43,797	$1,098	88

The securities in the Company’s investment portfolio that were temporarily impaired as of December 31, 2017 consisted of debt securities issued by states of the United States, political subdivisions of the states, and U.S. government corporations and agencies as well as mortgage-backed securities. The Company’s management anticipates that the fair value of securities that are currently impaired will recover to cost basis. The gross unrealized losses are primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. As the Company has the ability and intent to hold securities for the foreseeable future, and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, no declines are deemed to be other than temporary, unless otherwise noted above.

The following table summarizes other-than-temporary impairment losses on debt securities for the years ended December 31, 2017 and 2016:

	2017	2016
	Mortgage-Backed	Mortgage-Backed
	Securities	Securities
	(In Thousands)
Total other-than-temporary impairment losses	$30	$29
Less: unrealized other-than-temporary impairment losses recognized in other comprehensive income/loss (1)	(26)	(26)

Net impairment losses recognized in earnings (2)	$4	$3

(1) Represents the noncredit component of the other-than-temporary impairment on securities.

(2) Represents the credit component of the other-than-temporary impairment on securities.

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the year ended December 31, 2017 was as follows:

Mortgage-Backed
Securities
(In Thousands)
Balance, December 31, 2016	$47
Additions for the credit componet on debt securities in which other-than-temporary impairment was previously recognized	4
Balance, December 31, 2017	$51

For the year ended December 31, 2017, securities with other-than-temporary impairment losses related to credit that were recognized in earnings consisted of three private label collateralized mortgage obligations (CMOs). The par values of these three securities were written down by $4 thousand by the issuers.

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

NOTE 4 - LOANS

Loans consisted of the following as of December 31:

	2017	2016
	(In Thousands)

Real estate-residential	$135,229	$143,212
Real estate-commercial	79,293	79,629
Real estate-municipal	9,271	8,733
Real estate-residential construction and land development	2,003	2,932
Real estate-commercial construction and land development	22,475	15,960
Home equity	49,095	48,876
Commercial and industrial	72,591	69,254
Municipal	2,586	4,215
Consumer	22,552	34,911
Total loans	395,095	407,722
Allowance for loan losses	(4,088)	(3,753)
Deferred costs, net	1,318	1,442
Net loans	$392,325	$405,411

The following tables set forth information regarding the allowance for loan losses by portfolio segment as of and for the years ended December 31, 2017 and 2016:

	Real Estate:
			Residential & Commercial
			Construction and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2017:
Allowance for loan losses:
Beginning balance	$1,057	$1,044	$212	$346	$824	$249	$21	$3,753
Charge-offs	(101)	-	-	(99)	(82)	(41)	-	(323)
Recoveries	-	-	-	-	11	2	-	13
Provision (benefit)	40	143	80	134	326	(64)	(14)	645
Ending balance	$996	$1,187	$292	$381	$1,079	$146	$7	$4,088

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$101	$-	$-	$101
Ending balance:
Collectively evaluated for impairment	996	1,187	292	381	978	146	7	3,987
Total allowance for loan losses ending balance	$996	$1,187	$292	$381	$1,079	$146	$7	$4,088

Loans:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$1,057	$-	$-	$1,057
Ending balance:
Collectively evaluated for impairment	135,229	88,564	24,478	49,095	74,120	22,552	-	394,038
Total loans ending balance	$135,229	$88,564	$24,478	$49,095	$75,177	$22,552	$-	$395,095

	Real Estate:
			Residential & Commercial
			Construction and Land		Commercial
	Residential	Commercial	Development	Home Equity	and Industrial	Consumer	Unallocated	Total
	(In Thousands)
December 31, 2016:
Allowance for loan losses:
Beginning balance	$1,065	$706	$324	$331	$398	$157	$47	$3,028
Charge-offs	-	-	-	-	(179)	(15)	-	(194)
Recoveries	1	-	-	-	3	4	-	8
(Benefit) provision	(9)	338	(112)	15	602	103	(26)	911
Ending balance	$1,057	$1,044	$212	$346	$824	$249	$21	$3,753

Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$1	$-	$-	$1
Ending balance:
Collectively evaluated for impairment	1,057	1,044	212	346	823	249	21	3,752
Total allowance for loan losses ending balance	$1,057	$1,044	$212	$346	$824	$249	$21	$3,753

Loans:
Ending balance:
Individually evaluated for impairment	$-	$1,150	$222	$-	$415	$-	$-	$1,787
Ending balance:
Collectively evaluated for impairment	143,212	87,212	18,670	48,876	73,054	34,911	-	405,935
Total loans ending balance	$143,212	$88,362	$18,892	$48,876	$73,469	$34,911	$-	$407,722

The following tables present the Company’s loans by risk rating as of December 31, 2017 and 2016:

	Real Estate:
			Residential & Commercial
			Construction and Land		Commercial and
	Residential	Commercial	Development	Home Equity	Industrial	Consumer	Total
	(In Thousands)
December 31, 2017:
Grade:
Pass	$-	$78,096	$21,369	$-	$72,112	$-	$171,577
Special mention	-	3,431	1,106	-	172	-	4,709
Substandard	1,164	7,037	-	136	2,893	-	11,230
Loans not formally rated	134,065	-	2,003	48,959	-	22,552	207,579
Total	$135,229	$88,564	$24,478	$49,095	$75,177	$22,552	$395,095

December 31, 2016:
Grade:
Pass	$-	$79,800	$15,738	$-	$71,939	$-	$167,477
Special mention	-	5,900	-	-	324	-	6,224
Substandard	1,947	2,662	222	319	1,206	-	6,356
Loans not formally rated	141,265	-	2,932	48,557	-	34,911	227,665
Total	$143,212	$88,362	$18,892	$48,876	$73,469	$34,911	$407,722

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

Loans not formally rated include residential, home equity and consumer loans. As of December 31, 2017, $207.6 million of the total residential, residential construction and development, home equity and consumer loan portfolio of $208.9 million were not formally rated. As of December 31, 2016, $227.7 million of the total residential, home equity and consumer loan portfolio of $229.9 million were not formally rated. The performance of these loans is measured by delinquency status. The Company underwrites first mortgage loans in accordance with FHLMC and FNMA guidelines. These guidelines provide for specific requirements with regard to documentation and loan to value and debt to income ratios. Home equity loan and line guidelines place a maximum loan to value ratio of 80% on these loans and the Company requires full underwriting disclosure documentation for these loans. These underwriting factors have produced a high performance loan portfolio. Total delinquent loans, consisting of loans past due 60 days or more, decreased to 0.22% of total loans outstanding as of December 31, 2017 from 1.07% of total loans outstanding as of December 31, 2016.

An age analysis of past-due loans, segregated by class of loans, is as follows as of December 31, 2017 and 2016:

			90 Days or More	Total	Total	Total	90 Days or More Past Due	Nonaccrual
	30-59 Days	60-89 Days	Past Due	Past Due	Current	Loans	and Accruing	Loans
	(In Thousands)
December 31, 2017:
Real estate:
Residential	$143	$132	$525	$800	$134,429	$135,229	$-	$1,164
Commercial	383	-	-	383	78,910	79,293		-
Municipal	-	-	-	-	9,271	9,271	-
Residential & commercial construction and land development	-	-	-	-	24,478	24,478	-	-
Home equity	-	-	-	-	49,095	49,095	-	136
Commercial and industrial	-	-	182	182	72,409	72,591	-	182
Municipal	-	-	-	-	2,586	2,586	-	-
Consumer	192	6	17	215	22,337	22,552	-	17
Total	$718	$138	$724	$1,580	$393,515	$395,095	$-	$1,499

December 31, 2016:
Real estate:
Residential	$-	$297	$1,811	$2,108	$141,104	$143,212	$-	$1,947
Commercial	-	-	1,150	1,150	78,479	79,629	-	1,150
Municipal	-	-	-	-	8,733	8,733	-	-
Residential & commercial construction and land development	-	-	222	222	18,670	18,892	-	222
Home equity	-	219	169	388	48,488	48,876	-	248
Commercial and industrial	767	42	415	1,224	68,030	69,254	-	415
Municipal	-	-	-	-	4,215	4,215	-	-
Consumer	114	43	1	158	34,753	34,911	-	70
Total	$881	$601	$3,768	$5,250	$402,472	$407,722	$-	$4,052

Information about loans that meet the definition of an impaired loan in ASC 310-10-35 for which the Company has measured impairment on a loan-by-loan basis is as follows as of and for the years ended December 31, 2017 and 2016:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
December 31, 2017:
With no related allowance recorded:
Real estate:
Commercial	$-	$-	$-	$951	$17
Residential & commercial construction and land development	-	-	-	137	14
Commercial and industrial	912	912	-	556	36
Total impaired with no related allowance	912	912	-	1,644	67

With an allowance recorded:
Commercial and industrial	145	145	101	38	3
Total impaired with an allowance recorded	145	145	101	38	3

Total
Real estate:
Commercial	-	-	-	951	17
Residential & commercial construction and land development	-	-	-	137	14
Commercial and industrial	1,057	1,057	101	594	39
Total impaired loans	$1,057	$1,057	$101	$1,682	$70

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
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

There were no loans that were modified as a troubled debt restructuring during the year ended December 31, 2017.

There was one loan that was modified as a troubled debt restructuring during the year ended December 31, 2016. The loan, with a principal balance of $179 thousand, was extended to reduce the risk of the borrower defaulting on outstanding loans held by the borrower’s business interests. The loan was deemed uncollectible and charged off prior to December 31, 2016.

As of December 31, 2017 and 2016, there were no commitments to lend additional funds to borrowers whose loans were modified in a troubled debt restructuring.

As of December 31, 2017, there was one foreclosed residential real estate property held by the Company with an estimated value of $192 thousand. As of December 31, 2016, there were no foreclosed residential real estate properties held by the Company. There was $525 thousand and $1.6 million in consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure according to local requirements of the applicable jurisdiction at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, balance of mortgage servicing rights included in other assets was $2.4 million and $2.0 million, respectively, with estimated fair values of $4.3 million and $2.4 million, respectively.

For the years ended December 31, 2017 and 2016, the Company capitalized mortgage servicing rights of $723 thousand and $900 thousand, respectively, and amortization of mortgage servicing rights was $573 thousand and $756 thousand, respectively. For the years ended December 31, 2017 and 2016, the Company recognized servicing fee income of $805 thousand and $650 thousand, respectively. These mortgage banking amounts are included in mortgage banking activities, net on the consolidated statements of income.

For the years ended December 31, 2017 and 2016, the Company recognized gains on sales of loans (including capitalized mortgage servicing rights) of $981 thousand and $1.7 million, respectively.

The following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights for the years ended December 31:

	2017	2016
	(In Thousands)
Balance, beginning of year	$206	$20
Additions	-	274
Reductions	(206)	(88)
Balance, end of year	$-	$206

Mortgage loans serviced for others were not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $351.0 million and $303.4 million as of December 31, 2017 and 2016, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2017	2016
	(In Thousands)
Leasehold improvements	$1,829	$1,716
Furniture and equipment	3,678	3,412
	5,507	5,128
Accumulated depreciation and amortization	(3,644)	(3,223)
Total premises and equipment	$1,863	$1,905

During the year ended December 31, 2017, the company recorded a writedown of premises and equipment in the amount of $55 thousand related to the consolidation of its administrative offices.

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit (currently $250,000) at December 31, 2017 and 2016 was $14.7 million and $15.7 million, respectively.

For time deposits as of December 31, 2017, the scheduled maturities for years ending December 31 are as follows:

(In Thousands)
2018	$46,643
2019	11,715
2020	3,803
2021	1,849
2022 and thereafter	2,504
Total	$66,514

At December 31, 2017 and 2016, the Company had brokered certificates of deposit included in the above table that totaled $1.9 million and $1.5 million, respectively.

As of December 31, 2017, the Bank had one depositor with total deposits exceeding 5.00% of the Company’s total deposits. As of December 31, 2016, the Bank had no such depositor concentrations.

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

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB). As of December 31, 2017, the only advances outstanding are those under the FHLB’s “Jobs for New England” program, which provides low cost financing to local companies in an attempt to spur job growth. The Company had $2.3 million in 0% interest rate borrowings from the FHLB that mature in five to eight years. There was $54.1 million in FHLB advances outstanding as of December 31, 2016. Of these outstanding advances, $52 million matured in January 2017, $1.2 million will mature in October 2021 and $862 thousand will mature in May 2025. The weighted average interest rate on borrowings outstanding at December 31, 2016 was 0.67%. At December 31, 2016, outstanding short-term FHLB advances had interest rates that ranged from 0.60% to 0.74%.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family real properties and other qualified assets. The Bank had approximately $106 million in borrowing capacity from the FHLB at December 31, 2017.

The Company had a line of credit with the FHLB in the amount of $1.5 million at December 31, 2017 and 2016. At December 31, 2017 and 2016, there were no advances outstanding under this line of credit.

NOTE 9 - SUBORDINATED DEBENTURES

On October 15, 2015 (the “Closing Date”), the Company closed on the issuance of an unsecured subordinated term note in the aggregate principal amount of $7.5 million due October 1, 2025 (the “Subordinated Note”) to Community Funding CLO, Ltd. (“Community Funding”) pursuant to a Subordinated Loan Agreement, dated as of September 30, 2015 (the “Loan Agreement”), by and between the Company and Community Funding. The Company used the net proceeds of approximately $7.2 million, after closing costs of $277 thousand, (i) to redeem the 9,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, that the Company issued to the United States Department of the Treasury as part of the Company’s participation in the Small Business Lending Fund program, (ii) to support the growth of the Bank, and (iii) for other general corporate purposes.

The Subordinated Note will bear interest at a fixed rate of 6.75% per annum, provided, however, that for the period beginning immediately after the Closing Date through, but not including, February 11, 2016, Community Funding rebated an amount equal to 3.40% per annum to the Company, resulting in a rate of 3.35% per annum to the Company. Interest on the Subordinated Note is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first such date following the Closing Date and on the maturity date. The principal amount of the Subordinated Note is due on October 1, 2025, provided, however, that the Company may prepay all or a portion of the principal amount of the Subordinated Note on or after the fifth anniversary of the Closing Date. Prior to the fifth anniversary of the Closing Date, the Company can prepay all or a portion of the principal amount of the Subordinated Note only under limited specified circumstances set forth in the Loan Agreement.

The initial closing costs of $277 thousand are being amortized over the 10 year term of the Subordinated Note as interest expense. At December 31, 2017 and 2016, there were $219 thousand and $248 thousand, respectively, in closing costs remaining to be amortized.

NOTE 10 - INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

	2017	2016
	(In Thousands)
Current:
Federal	$722	$392
State	36	2
Current income tax expense	758	394

Deferred:
Federal	95	(117)
Federal- Revaluation of net deferred taxes due to a change in tax rate	151	-
Deferred income tax expense (benefit)	246	(117)
Total income tax expense	$1,004	$277

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

	2017	2016
	% of	% of
	Income	Income
Federal income tax at statutory rates	34.0%	34.0%
Increase (decrease) in tax resulting from:
Tax-exempt income	(10.9)	(20.1)
Tax rate change	4.5	-
Other	2.3	1.8
Effective tax rates	29.9%	15.7%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	2017	2016
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$816	$1,199
Deferred compensation	212	305
Write-down of securities	11	16
Restricted stock awards	10	27
Charitable contribution carryover	15	104
Alternative minimum tax carryforward	541	707
Net unrealized holding loss on available-for-sale securities	118	290
Other	103	120
Gross deferred tax assets	1,826	2,768

Deferred tax liabilities:
Depreciation	(273)	(469)
Deferred loan costs/fees	(274)	(490)
Mortgage servicing rights	(494)	(679)
Gross deferred tax liabilities	(1,041)	(1,638)
Net deferred tax asset (included in other assets)	$785	$1,130

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act. Among other provisions, the Tax Cuts and Jobs Act reduces the historical corporate income tax rate to a newly enacted rate of 21 percent for tax years beginning after December 31, 2017. As of the date the new legislation was enacted, under ASC 740, Income Taxes, the Company was required to recognize the effects of the change in tax law and rates on its deferred tax assets and liabilities as a charge to income tax expense. As a result of the Tax Cuts and Jobs Act and the revaluation of deferred tax assets and liabilities at December 31, 2017, the Company recognized an additional income tax expense of $151 thousand in 2017.

Deferred tax assets as of December 31, 2017 and 2016 have not been reduced by a valuation allowance because management believes that it is more likely than not that the full amount of deferred taxes will be realized.

As of December 31, 2017 and 2016, the Company had no operating loss carryovers for income tax purposes.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2017 and 2016, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2014 through December 31, 2017.

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

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 2017 the Company was obligated under non-cancelable operating leases for bank premises and equipment that expire between August 2018 and January 2026. Certain leases contain renewal options. The cost of such renewals is not included below. The total minimum rental due in future periods under these existing agreements was as follows as of December 31, 2017:

Minimum
Payments Due
(In Thousands)
2018	$791
2019	726
2020	656
2021	460
2022	410
Thereafter	1,172
Total	$4,215

Certain leases contain provisions for escalation of minimum lease payments contingent upon percentage increases in the consumer price index. Total rental expense amounted to $906 thousand and $1.01 million for the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company amended the terms of its lease for the administrative offices to reduce the square footage leased by the Company.

On November 28, 2008, the Company entered into an agreement with its data processing servicer with an initial five-year term. A second amendment to this November 2008 agreement was signed between the parties on June 27, 2013 that extended the agreement through April 19, 2019. Under the agreement, the Company must pay a termination fee as described in the agreement if the Company terminates the agreement, with notice, before April 19, 2019.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company did not have any significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2017.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2017 and 2016.

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

The following table summarizes assets and liabilities measured at fair value as of December 31:

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2017:
Debt securities issued by U.S. government corporations and agencies	$4,496	$-	$4,496	$-
Obligations of states and municipalities	12,835	-	12,835	-
Mortgage-backed securities	33,464	-	33,464	-
SBA loan pools	861	-	861	-
Mortgage banking derivatives	47	-	-	47
Total assets	$51,703	$-	$51,656	$-

Mortgage banking derivative liabilities	$52	$-	$-	$52

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
	(In Thousands)
December 31, 2016:
Debt securities issued by U.S. government corporations and agencies	$4,253	$-	$4,253	$-
Obligations of states and municipalities	14,352	-	14,352	-
Mortgage-backed securities	39,140	-	39,140	-
SBA loan pools	983	-	983	-
Totals	$58,728	$-	$58,728	$-

Under certain circumstances, the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, at December 31, 2017, for which a change in fair value has been recorded. There were no significant assets or liabilities at December 31, 2016 that were measured at fair value on a nonrecurring basis for which a nonrecurring change in fair value has been recorded:

ASSETS MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)

December 31, 2017:
Other real estate owned	$192	$-	$-	$192
Totals	$192	$-	$-	$192

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, were as follows as of December 31, 2017 and 2016:

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$13,066	$13,066	$-	$-	$13,066
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	51,656	-	51,656	-	51,656
Federal Home Loan Bank stock	903	-	903	-	903
Loans held-for-sale	2,259	-	-	2,292	2,292
Loans, net	392,325	-	-	387,225	387,225
Mortgage servicing rights	2,352	-	-	4,257	4,257
Accrued interest receivable	1,402	1,402	-	-	1,402
Bank-owned life insurance	9,370	-	9,370	-	9,370
Mortgage banking derivative assets	47	-	-	47	47

Financial liabilities:
Deposits	457,400	390,886	66,042	-	456,928
Securities sold under agreements to repurchase	2,449	-	2,449	-	2,449
Federal Home Loan Bank advances	2,318	-	2,022	-	2,022
Long-term subordinated debt	7,281	-	7,222	-	7,222
Mortgage banking derviative liabilities	52	-	-	52	52

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,007	$21,007	$-	$-	$21,007
Certificates of deposit	1,250	1,250	-	-	1,250
Available-for-sale securities	58,728	-	58,728	-	58,728
Federal Home Loan Bank stock	2,896	-	2,896	-	2,896
Loans held-for-sale	2,801	-	-	2,818	2,818
Loans, net	405,411	-	-	401,008	401,008
Mortgage servicing rights	1,996	-	-	2,432	2,432
Accrued interest receivable	1,301	1,301	-	-	1,301
Bank-owned life insurance	9,130	-	9,130	-	9,130

Financial liabilities:
Deposits	413,764	347,176	66,504	-	413,680
Securities sold under agreements to repurchase	2,694	-	2,694	-	2,694
Federal Home Loan Bank advances	54,058	-	53,767	-	53,767
Long-term subordinated debt	7,252	-	7,268	-	7,268

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions with the exception of mortgage servicing rights, which are included in other assets, and derviative assets and liabilities, which are included in other assets and other liabilities, respectively. Accounting policies related to financial instruments are described in Note 2.

Management has made estimates of fair value discount rates that it believes to be reasonable; however, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale.

Fair value estimates are made as of a specific point in time based on the relevant market information and information about the financial instrument. These values do not reflect any premium or discount that could result from offering for sale, at one time, the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. As of December 31, 2017 and 2016, the maximum potential amount of the Company’s obligation was $5.1 million and $4.3 million, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.

Financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

	2017	2016
	(In Thousands)
Commitments to originate loans	$13,854	$20,090
Standby letters of credit	5,076	4,281
Unadvanced portions of loans:
Construction loans	25,388	13,580
Commercial lines of credit	38,276	32,640
Consumer	4,875	588
Home equity lines of credit	61,725	58,035
	$149,194	$129,214

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with notional amounts of $2.0 million and $2.6 million were outstanding at December 31, 2017 and 2016, respectively. The fair value of such derivatives was not material at December 31, 2017 and 2016.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. Forward loan sale commitments with notional amounts of $10.4 million and $14.2 million were outstanding at December 31, 2017 and December 31, 2016, respectively. The fair value of such commitments was not material at December 31,2017 and 2016.

For the years ended December 31, 2017 and 2016, derivative gains and losses included within mortgage banking activities, net in the consolidated statements of income were not material.

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during 2017 and 2016. Total loans to such persons and their companies amounted to $1.3 million as of December 31, 2017, of which $146 thousand was participated out to another financial institution. During the year ended December 31, 2017, principal payments totaled $67 thousand and advances amounted to $10 thousand. At December 31, 2016, total loans to such persons and their companies amounted to $1.3 million, of which $148 thousand was participated out to another financial institution. During the year ended December 31, 2016, principal payments totaled $4.6 million and advances amounted to $1.3 million.

Deposits from related parties held by the Company as of December 31, 2017 and 2016 amounted to $8.1 million and $6.4 million, respectively.

During 2017 and 2016, the Company paid $87 thousand and $82 thousand, respectively, for rent and related expenses of the Company’s Granby branch office to a company in which a bank director is a principal. The rent expense for the Granby branch included in Note 11 amounted to $60 thousand in each of 2017 and 2016.

NOTE 15 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Company's business activity is with customers located within the state of Connecticut. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Connecticut.

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

The activity in other comprehensive income (loss), included in stockholders’ equity, was as follows during the years ended December 31:

	2017	2016
	(In Thousands)
Net change in unrealized holding loss on securities available-for-sale	$288	$(476)
Reclassification adjustment for realized losses (gains) and writedowns in net income (1)	4	(91)
Other comprehensive income (loss), before tax	292	(567)
Income tax (expense) benefit	(100)	193
Other comprehensive income (loss), net of tax	$192	$(374)

(1) Reclassification adjustments include realized securities gains and losses and writedowns of securities. The gains and losses have been reclassified out of other comprehensive income (loss) and affect certain captions in the consolidated statements of income as follows: the pre-tax amount is reflected in gain on sales of available-for-sale securities, net and writedown of available-for-sale securities; the tax effect of ($1) thousand and $31 thousand for the years ended December 31, 2017 and 2016, respectively, is included in income tax provision; and the after tax amount is included in net income.

Accumulated other comprehensive loss as of December 31, 2017 and 2016 consists entirely of net unrealized holding losses on available-for-sale securities, net of taxes.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the FRB and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a new common equity Tier 1 (“CETI”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CETI capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that began phasing in  January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. As of December 31, 2017, the Bank was required to maintain a capital conservation buffer of 1.25%. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. At  December 31, 2017, the Bank exceeded the minimum capital conservation buffer.

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual and required capital amounts and ratios at December 31, 2017 and 2016 are presented in the following table:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)	$43,148	12.03%	$28,701	8.0%	$35,876	10.0%
Tier 1 Capital (to Risk Weighted Assets)	39,060	10.89	21,525	6.0	28,701	8.0
Common Equity Tier 1 capital (to Risk Weighted Assets)	39,060	10.89	16,144	4.5	23,319	6.5
Tier 1 Capital (to Average Assets)	39,060	7.79	20,045	4.0	25,056	5.0

As of December 31, 2016:
Total Capital (to Risk Weighted Assets)	$41,045	11.72%	$28,022	8.0%	$35,027	10.0%
Tier 1 Capital (to Risk Weighted Assets)	37,292	10.65	21,016	6.0	28,022	8.0
Common Equity Tier 1 capital (to Risk Weighted Assets)	37,292	10.65	15,762	4.5	22,768	6.5
Tier 1 Capital (to Average Assets)	37,292	7.46	19,994	4.0	24,993	5.0

The declaration of cash dividends is dependent on a number of factors, including regulatory limitations, and the Company's operating results and financial condition. The shareholders of the Company will be entitled to dividends only if, and when, declared by the Company's Board of Directors out of funds legally available therefor. The declaration of future dividends will be subject to favorable operating results, financial conditions, tax considerations, and other factors.

Under Connecticut law, the Bank may pay dividends only out of net profits. The Connecticut Banking Commissioner’s approval is required for dividend payments which exceed the current year’s net profits and retained net profits from the preceding two years. As of December 31, 2017, the Bank is restricted from declaring dividends to the Company in an amount greater than $3.9 million.

NOTE 18 - EMPLOYEE BENEFITS

The Company sponsors a 401(k) savings and retirement plan. Employees who are 21 years of age and employed on the plan's effective date are immediately eligible to participate in the plan. Other employees who have attained age 21 are eligible for participation on the first day of the month following completion of 90 days of service.

The provisions of the 401(k) plan allow eligible employees to make contributions subject to IRS limitations. The Company's matching contribution will be determined at the beginning of the plan year. The Company's expense under this plan was $127 thousand in 2017 and $136 thousand in 2016, respectively.

The Company has Supplemental Executive Retirement Agreements with current and former executive officers. The agreements require the payment of specified benefits upon retirement over specified periods as described in each agreement. The total liability for the agreements included in other liabilities was $1.0 million at December 31, 2017 and $897 thousand at December 31, 2016. Expenses under these agreements amounted to $151 thousand and $130 thousand, respectively, for the years ended December 31, 2017 and 2016. Payments made under the agreements were $37 thousand for each of the years ended December 31, 2017 and 2016.

In January 2017, the Company entered into an additional Supplemental Employee Retirement Plan with one of its executive officers. The agreement provides for an annual benefit payment of $30 thousand for 15 years after the executive reaches normal retirement age of 65 years old.

The Company entered into change in control agreements (the “Agreements”) with the executive officers of the Company. The Agreements provide for severance benefits upon termination following a change in control as defined in the agreements in amounts equal to cash compensation as defined in the agreements, and fringe benefits that the executive officers would have received if the executive officers would have continued working for an additional two years. The agreements also include provisions to accelerate vesting for stock options and for additional credit for years of service under the Company’s benefit plans.

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

On May 10, 2011, the Company’s shareholders approved the SBT Bancorp, Inc. 2011 Stock Award and Option Plan (“2011 Plan”). The 2011 Plan provides for the granting of options to purchase shares of common stock or the granting of shares of restricted stock up to an aggregate amount of 100,000 shares of common stock of the Company. Options granted under the 2011 Plan may be either Incentive Stock Options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code or non-qualified options (“NQOs”) that do not qualify as ISOs.

The exercise price for shares covered by an ISO may not be less than 100% of the fair market value of the underlying common stock on the date of grant. All options must expire no later than ten years from the date of grant.

During 2017 and 2016, the Company granted 8,482 shares and 10,826 shares of restricted stock, respectively, with a grant date fair value of $263 thousand and $231 thousand, respectively. The restricted shares vest over a three year period. During 2017 and 2016, the Company recognized compensation expense related to restricted shares in the amounts of $136 thousand and $132 thousand, respectively. The recognized tax benefit related to this expense was $46 thousand in 2017 and $45 thousand in 2016, respectively.

A summary of the status of the restricted stock awards as of December 31 and changes during the years then ended is presented below:

	2017		2016
		Weighted-Average		Weighted-Average
	Number of	Grant	Number of	Grant
Fixed Options	Shares	Price	Shares	Price
Non-vested restricted stock awards at beginning of year	16,306	$21.42	12,083	$21.92
Restricted shares granted	8,482	29.96	10,826	21.37
Shares vested	(6,668)	21.44	(5,953)	22.33
Shares forfeited	-	-	(650)	21.52
Non-vested restricted stock awards at end of year	18,120	$25.41	16,306	$21.42

For the years ended December 31, 2017 and 2016, the fair value of restricted stock vested during the year amounted to $183 thousand and $151 thousand, respectively.

As of December 31, 2017, the unrecognized share-based compensation expense related to the non-vested restricted stock awards was $420 thousand. This amount is expected to be recognized over a weighted average period of 1.5 years.

A summary of the status of the Company’s stock options as of December 31 and changes during the years then ended is presented below:

	2017		2016
		Weighted-Average		Weighted-Average
Fixed Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	20,000	$30.00	20,000	$30.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of year	20,000	30.00	20,000	30.00

Options exercisable at year-end	13,500	$30.00	9,000	$30.00
Weighted-average fair value of options granted during the year	N/A		N/A
Weighted average remaining contractual life in years	8		9

There were no option awards in 2017 and 2016.

As of December 31, 2017, the remaining compensation costs related to stock options granted under the 1998 Plan and the 2011 Plan amounted to $6 thousand. There were 4,500 shares that vested during the year ended December 31, 2017. Unearned compensation costs relating to the 6,500 unvested shares at December 31, 2017 will be recognized over a weighted average period of 1 year. Compensation expense related to the stock options amounted to $9 thousand in 2017 and $19 thousand in 2016, respectively.

NOTE 20 - EARNINGS PER SHARE

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income available to common stockholders are as follows:

	2017	2016
	(In Thousands, Except Share Data)
Basic earnings per share computation:
Net income	$2,354	$1,492
Net income available to common stockholders	$2,354	$1,492

Weighted average shares outstanding, basic	1,359,222	1,350,725

Basic earnings per share	$1.73	$1.10

Diluted earnings per share computation:
Net income	$2,354	$1,492
Net income available to common stockholders	$2,354	$1,492

Weighted average shares outstanding, before dilution	1,359,222	1,350,725
Dilutive potential shares	9,013	8,540
Weighted average shares outstanding, assuming dilution	1,368,235	1,359,265

Diluted earnings per share	$1.72	$1.10

Anti-dilutive equity-based awards totaling 20,000 shares for each of the years ended December 31, 2017 and 2016 have been excluded from the calculation of diluted EPS.

NOTE 21- LEGAL CONTINGENCIES

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 22 - RECLASSIFICATION

Certain amounts in the prior year have been reclassified to be consistent with the current year's statement presentation.

NOTE 23 - SUBSEQUENT EVENTS

On January 2, 2018, the Company filed a Form 15 with the Securities and Exchange Commission (the "Commission")to deregister the Company’s Common Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and suspend its obligations to file reports with the Commission. The Company was eligible to file the Form 15 because the Company’s Common Stock was held by less than 1,200 holders of record as of January 1, 2018. As a result of the filing of the Form 15 with the Commission, the obligations of the Company to file periodic reports, including Forms 10-K, 10-Q and 8-K were immediately suspended except that the Company will file a Form 10-K for its 2017 fiscal year within the time frame prescribed by the Commission’s rules and regulations.  The Company expects the deregistration to become effective 90 days after January 2, 2018, which is the date that the Form 15 was filed. During this 90 day period, the Company and certain beneficial owners of the Company’s Common Stock will remain subject to the Commission’s proxy rules and beneficial ownership reporting requirements.

On February 28, 2018, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s common stock. The dividend was paid on March 26, 2018 to shareholders of record as of March 12, 2018.

NOTE 24 – PARENT COMPANY INFORMATION

Financial information for the parent company only is presented in the following tables:

CONDENSED BALANCE SHEETS

(In Thousands)
	December 31,
Assets	2017	2016
Cash and due from banks	$55	$71
Investment in subsidiary	38,623	36,729
Due from subsidiary	-	164
Other assets	862	581

Total assets	$39,540	$37,545

Liabilities and stockholders' equity
Long-term subordinated debt	$7,281	$7,252
Other liabilities	40	6
Total liabilities	7,321	7,258
Total stockholders' equity	32,219	30,287

Total liabilities and stockholders' equity	$39,540	$37,545

CONDENSED STATEMENTS OF INCOME

(In Thousands)	Years ended December 31,
	2017	2016
Operating Income
Dividend income from operating subsidiary	$1,300	$950
Total operating income	1,300	950

Operating Expense
Interest on long-term debt	542	515
Salaries and employee benefits	123	127
Professional fees	120	14
Directors’ fees	22	24
Correspondent charges	63	70
Other expense	38	18
Total operating expense	908	768
Income before tax benefit and equity in undistributed earnings of subsidiary	392	182
Income tax benefit	260	253
Equity in undistributed earnings of subsidiary	1,702	1,057
Net income	$2,354	$1,492

CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)	Years ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,354	$1,492
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary companies	(1,702)	(1,057)
Stock-based compensation	145	151
Other, net	(82)	(370)
Amortization of long-term debt issuance costs	29	29
Net cash provided by operating activities	744	245

Cash flows from investing activities:
Investment in operating subsidiary	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	28	39
Decrease in subordinated debt issuance fees	-	(7)
Dividends paid - common stock	(788)	(763)
Net cash used in financing activities	(760)	(731)

Net decrease in cash and cash equivalents	(16)	(486)
Cash and cash equivalents at beginning of year	71	557
Cash and cash equivalents at end of year	$55	$71